Form 10-Q
period 2018-09-30
Guardant Health, Inc.
filed 2018-11-19
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number: 001-38683
_____________________
GUARDANT HEALTH, INC.
(Exact Name of Registrant as Specified in its Charter)
_____________________

Delaware	45-4139254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
505 Penobscot Dr. Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 698-8887
_____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 16, 2018, the registrant had 85,754,101 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$113,957	$72,280
Short-term marketable securities	157,385	149,040
Accounts receivable	14,640	12,787
Inventory	7,075	7,287
Prepaid expenses and other current assets	4,024	1,541
Total current assets	297,081	242,935
Long-term marketable securities	2,963	73,254
Property and equipment, net	30,318	16,036
Capitalized license fees	8,044	8,739
Deferred offering costs	4,257	—
Other assets	1,936	1,974
Total Assets	$344,599	$342,938
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,081	$4,998
Accrued compensation	7,430	4,911
Accrued expenses	7,482	6,406
Capital lease, current	102	199
Deferred revenue	3,955	3,113
Total current liabilities	32,050	19,627
Capital lease, net of current portion	137	460
Deferred rent, net of current portion	7,623	6,537
Obligation related to royalty	7,446	7,708
Other long-term liabilities	206	—
Total Liabilities	47,462	34,332
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	41,950	—

Stockholders’ equity:
Convertible preferred stock, par value of $0.00001 per share; 80,104,464 shares authorized as of September 30, 2018 and December 31, 2017; 78,627,369 shares issued and outstanding as of September 30, 2018 and December 31, 2017 with aggregate liquidation preference of $501,410 as of September 30, 2018	499,974	499,974
Common stock, par value of $0.00001 per share; 111,853,396 shares authorized as of September 30, 2018 and December 31, 2017; 13,002,822 and 11,896,882 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	11,421	4,900
Accumulated other comprehensive loss	(531)	(532)
Accumulated deficit	(255,677)	(195,736)
Total Stockholders’ Equity	255,187	308,606
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$344,599	$342,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Precision oncology testing	$18,298	$10,253	$50,311	$27,927
Development services	3,394	879	7,455	1,913
Total revenue	21,692	11,132	57,766	29,840
Costs and operating expenses:
Cost of precision oncology testing	9,671	7,603	27,222	20,928
Cost of development services	380	1,058	2,041	1,542
Research and development expense	14,253	7,246	34,062	17,442
Sales and marketing expense	13,464	7,808	36,351	22,941
General and administrative expense	8,129	16,095	23,645	27,982
Total costs and operating expenses	45,897	39,810	123,321	90,835
Loss from operations	(24,205)	(28,678)	(65,555)	(60,995)
Interest income	958	657	2,932	1,222
Interest expense	(304)	(303)	(952)	(2,398)
Loss on debt extinguishment	—	—	—	(5,075)
Other income (expense), net	43	(266)	4,587	(915)
Loss before provision for income taxes	(23,508)	(28,590)	(58,988)	(68,161)
Provision for income taxes	—	—	3	—
Net loss	(23,508)	(28,590)	(58,991)	(68,161)
Fair value adjustment of redeemable noncontrolling interest	(950)	—	(950)	—
Net loss attributable to Guardant Health, Inc.	$(24,458)	$(28,590)	$(59,941)	$(68,161)
Deemed dividend related to repurchase of Series A convertible preferred stock	—	(4,716)	—	(4,716)
Deemed dividend related to change in conversion rate of Series D convertible preferred stock	—	—	—	(1,058)
Net loss attributable to Guardant Health, Inc. common stockholders	$(24,458)	$(33,306)	$(59,941)	$(73,935)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.94)	$(2.76)	$(4.87)	$(5.76)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	12,582	12,073	12,300	12,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(23,508)	$(28,590)	$(58,991)	$(68,161)
Other comprehensive loss, net of tax impact:
Unrealized loss on available-for-sale securities	188	6	28	(55)
Foreign currency translation adjustments	(27)	—	(27)	—
Other comprehensive loss	161	6	1	(55)
Comprehensive loss	$(23,347)	$(28,584)	$(58,990)	$(68,216)
Comprehensive loss attributable to redeemable noncontrolling interest	(950)	—	(950)	—
Comprehensive loss attributable to Guardant Health, Inc.	$(24,297)	$(28,584)	$(59,940)	$(68,216)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(58,991)	$(68,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,967	3,814
Unrealized translation losses on obligation related to royalty	(251)	854
Non-cash stock-based compensation	4,288	2,098
Non-cash interest expense	(10)	573
Loss on debt extinguishment	—	5,075
Amortization of premium or discounts on marketable securities	41	329
Changes in operating assets and liabilities:
Accounts receivable	(1,853)	(3,849)
Inventory	212	(2,620)
Prepaid expenses and other current assets	(2,483)	(247)
Other assets	97	(22)
Accounts payable	3,348	3,289
Accrued compensation	2,519	1,240
Accrued expenses and other current liabilities	541	1,807
Deferred rent	1,086	(456)
Deferred revenue	842	2,030
Net cash used in operating activities	(45,647)	(54,246)

INVESTING ACTIVITIES:
Purchase of marketable securities	(48,693)	(119,714)
Maturity of marketable securities	110,625	49,944
Purchase of property and equipment	(17,272)	(3,719)
Payment in connection with a license agreement	—	(1,102)
Net cash provided by (used in) investing activities	44,660	(74,591)

FINANCING ACTIVITIES:
Payment related to settlement of debt and buyout of royalty obligations	—	(25,844)
Payments made on capital lease obligations	(420)	(199)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	319,536
Proceeds from issuance of common stock upon exercise of stock options	2,572	669
Proceeds from issuance of common stock upon the exercise of warrants	38	7
Repurchase of convertible preferred stock	—	(5,335)
Repurchase of common stock	(172)	(7,222)
Payment of offering costs related to initial public offering	(221)	—
Net proceeds from issuance of equity interests in redeemable noncontrolling interest	41,000	—
Net cash provided by financing activities	42,797	281,612
Net effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(27)	—
Net increase in cash, cash equivalents and restricted cash	41,783	152,775

Cash, cash equivalents and restricted cash - Beginning of period	72,596	33,591
Cash, cash equivalents and restricted cash - End of period	$114,379	$186,366
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$67	$1,318
Cash paid for income taxes	$—	$26
Supplemental Disclosures of Noncash Investing and Financing Activities:
Capitalized license fees financed through future royalty payment	$—	$6,302
Issuance of Series D convertible preferred stock in exchange for a technology license agreement	$—	$1,060
Increase in purchases of property and equipment included in accounts payable and accrued expenses	$1,234	$2,243
Purchases of capitalized license fee included in accrued expenses	$—	$1,200
Vesting of common stock exercised early	$—	$36
Property and equipment acquired under capital leases	$—	$346
Deferred offering costs included in accounts payable and accrued expenses	$4,036	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business
Guardant Health, Inc. (the “Company”) is a leading precision oncology company focused on helping conquer cancer globally through use of its proprietary blood tests, vast data sets and advanced analytics. The key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which it enables by a routine blood draw, or liquid biopsy. The Guardant Health Oncology Platform is designed to leverage the Company’s capabilities in technology, clinical development, regulatory, reimbursement and commercial adoption to improve patient clinical outcomes, lower healthcare costs and accelerate biopharmaceutical drug development. In pursuit of its goal to manage cancer across all stages of the disease, it has launched multiple liquid biopsy-based tests, Guardant360 and GuardantOMNI for advanced stage cancer patients, which fuel its development programs for recurrence and early detection, LUNAR-1 and LUNAR-2, respectively. Guardant360, which the Company launched in 2014, has been used by oncologists, biopharmaceutical companies and National Comprehensive Cancer Network cancer centers. GuardantOMNI, a purpose-built comprehensive genomic profiling tool to enable the Company’s biopharmaceutical customers to accelerate clinical development programs in both the immuno-oncology and targeted therapy areas, was launched in 2017.
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In April 2018, the Company established Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an entity affiliated with SoftBank. Under the terms of the joint venture agreement, the Company held a 50% ownership interest in the Joint Venture. As of September 30, 2018, the Joint Venture has branch offices in Singapore and Japan (see Note 3).
Approval of Amended and Restated Certificate of Incorporation
In September 2018, the Company’s Board of Directors and its stockholders approved a 0.7378-for-one reverse stock split of the Company’s common stock. The reverse stock split became effective on September 19, 2018. The par value of the common stock was not adjusted as a result of the reverse stock split. Adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock was convertible into common stock immediately prior to the closing of the IPO. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse split.
Initial Public Offering
On October 3, 2018, the Company completed its initial public offering (the “IPO”) in which it issued and sold 14,375,000 shares of its common stock at a public offering price of $19.00 per share. The Company received net proceeds of $249.5 million after deducting underwriting discounts and commissions and offering expenses. All outstanding common stock warrants were exercised prior to the completion of the IPO. In addition, in connection with the IPO, all shares of the Company’s then-outstanding convertible preferred stock were automatically converted into 58,264,577 shares of its common stock at their respective conversion ratios, and all shares of the Company's then-outstanding warrants to purchase preferred stock were automatically converted into warrants to purchase 7,636 shares of its common stock.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc. and its consolidated Joint Venture. Other stockholders’ interests in the Joint Venture are shown in the condensed consolidated financial statements as redeemable noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company believes that its existing cash and cash equivalents and marketable securities as of September 30, 2018 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, best estimate of selling price used in the accounting for multiple-element revenue arrangements, estimation of potential credit losses on accounts receivable, the valuation of inventory, recovery of long-lived assets, stock-based compensation, fair value of common stock and warrants, contingencies, the provision for income taxes, including related reserves, valuation of redeemable noncontrolling interest, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 declared effective by the SEC on October 3, 2018.
JOBS Act Accounting Election
The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Act of 2012, or JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. The Company has elected to use this extended transition period and, as a result, the financial statements may not be comparable to companies that comply with public company effective dates. The Company also intends to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Foreign Currency Translation
The functional currency of the branch offices of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. For the three and nine months ended September 30, 2018, foreign currency translation adjustment was immaterial as the branch offices of the Company’s consolidated Joint Venture has limited operations.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities at the time of purchase of three months or less. Cash equivalents include bank demand deposits and money market accounts that invest primarily in U.S. government-backed securities and treasuries. Cash equivalents are carried at cost, which approximates their fair value.
Restricted cash consists of deposits related to the Company’s corporate credit card. Restricted cash balance as of September 30, 2018 and December 31, 2017 was $422,000 and $316,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2018	December 31, 2017
	(unaudited)
	(in thousands)
Cash and cash equivalents	$113,957	$72,280
Restricted cash	422	316
Total cash and cash equivalents and restricted cash	$114,379	$72,596
Concentration of Risk
The Company is subject to credit risk from its portfolio of cash equivalents held at one commercial bank and investments in marketable securities. The Company limits its exposure to credit losses by investing in money market funds through a U.S. bank with high credit ratings. The Company’s cash may consist of deposits held with banks that may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the condensed consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure.
The Company also invests in investment‑grade debt instruments and has policy limits for the amount it can invest in any one type of security, except for securities issued or guaranteed by the U.S. government. The goals of the Company’s investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after‑tax rate of return. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, investment type and issuer, as a result, the Company is not exposed to any significant concentrations of credit risk from these financial instruments.
The Company is also subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the provision of precision oncology services in the United States and are primarily with biopharmaceutical companies with high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded at the invoiced amount and do not bear interest.

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective condensed consolidated balance sheet date. For each significant customer, revenue as a percentage of revenue and accounts receivable as a percentage of accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2018	December 31, 2017
	2018	2017	2018	2017

	(unaudited)				(unaudited)
Customer A	*	16%	10%	15%	*	*
Customer B	18%	13%	14%	13%	30%	24%
Customer C	*	*	*	*	*	23%
Customer D	*	*	*	*	10%	13%

*	less than 10%
Accounts Receivable
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of September 30, 2018 and December 31, 2017, the Company had no allowance for doubtful accounts.
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services provided to its ordering physicians and biopharmaceutical customers, as well as from biopharmaceutical research and development services provided to its biopharmaceutical customers. Precision oncology services include genomic profiling and the delivery of other genomic information derived from the Company’s platform. Development services include the development of new platforms and information solutions, including companion diagnostic development and laboratory services. The Company currently receives payments from commercial third-party payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies and research institutes.
The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Criterion (i) is satisfied when the Company has an arrangement or contract in place. Criterion (ii) is satisfied when the Company delivers a test report corresponding to each sample, without further commercial obligations. Determination of criteria (iii) and (iv) are based on management’s judgments regarding whether the fee is fixed or determinable, and whether the collectability of the fee is reasonably assured. The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians, if criteria (i) through (iv) above are met. The Company recognizes revenue on a cash basis when it cannot conclude that criteria (iii) and (iv) have been met. Most of precision oncology tests requested by clinical customers are sold without a contracted engagement with a third-party payer; therefore, the Company experiences significant variability in collections and does not have sufficient history to establish a predictable pattern of payment. Because the price is not fixed or determinable and collectability is not reasonably assured, the Company recognizes revenue on a cash basis for sales of its liquid biopsy tests to clinical customers where collection depends on a third-party payer or the individual patient. The Company uses judgment in its assessment of whether the fee is fixed or determinable and whether collectability is reasonably assured in determining when to recognize revenue. Accordingly, the Company expects to recognize revenue on a cash basis for these clinical customers until it has sufficient history to reliably estimate payment patterns. In August 2018, the Company received positive coverage decision under Medicare and is in the process of evaluating whether this impacts its assessment of when revenue recognition criteria are satisfied for clinical customers with Medicare coverage. The Company’s precision oncology information services are delivered electronically, and as such there are no shipping or handling fees incurred by the Company or billed to customers.
Revenue from sales of the Company’s tests to biopharmaceutical customers are based on a negotiated price per test or on the basis of an agreement to provide certain testing volume, data access or biopharmaceutical research and development services over a defined period. The Company recognizes revenue upon delivery of the test results, or over the period in which biopharmaceutical research and development services are provided, as appropriate.

Multiple-element arrangements
The Company performs development services for its biopharmaceutical customers utilizing its precision oncology information platform. Contracts with biopharmaceutical customers are primarily analyzed as multiple-element arrangements given the nature of the service deliverables. For development services performed, the Company is compensated in various ways, including (i) through non-refundable regulatory and other developmental milestone payments; and (ii) through royalty and sales milestone payments. The Company performs development services as part of its normal activities. The Company records these payments as development services revenue in the condensed consolidated statements of operations using a proportional performance model over the period which the unit of accounting is delivered or based on the level of effort expended to date over the total expected effort, whichever is considered the most appropriate measure of performance. For development of new products or services under these arrangements, costs incurred before technological feasibility is assured are included as research and development expenses in the Company’s condensed consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services.
The Company collaborates with pharmaceutical companies in the development and clinical trials of new drugs. As part of these collaborations, the Company provides services related to regulatory filings with the FDA to support companion diagnostic device submissions for the Company’s liquid biopsy panels. Under these collaborations the Company generates revenue from achievement of milestones, as well as provision of on-going support. These collaboration arrangements include no royalty obligations.
For revenue arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has stand-alone value to the customer and whether a general right of return exists. In assessing whether an item has standalone value, the Company considers factors such as the research, development and commercialization capabilities of a third party and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the other party in the arrangement can use the other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered elements.
The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The Company allocates the arrangement consideration following a hierarchy to determine the relative selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. The Company typically uses BESP to estimate the selling price, since it generally does not have VSOE or TPE of selling price for its units of accounting under multiple-element arrangements. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. The Company uses judgment in identifying the deliverables in its arrangements, assessing whether each deliverable is a separate unit of accounting and in determining the best estimate of selling price for certain deliverables. The Company also uses judgment in determining the period over which the deliverables are recognized in certain of its arrangements. Any amounts received that do not meet the criteria for revenue recognition are recorded as deferred revenue until such criteria are met.
The Company performed laboratory installation and maintenance services for one of its customers as part of a multiple-element arrangement entered into in 2017. The Company recognized certain revenue from its construction service deliverables in a multiple-element collaboration arrangement based on the completed-contract method. This method was used as the Company determined that it did not have the basis for estimating performance under the contract. Other construction service deliverables under that contract were recognized under the percentage-of-completion method due to the Company’s ability to make reasonably dependable estimates of the extent of progress toward contract completion. Construction services were completed in March 2018.

Milestones
The Company recognizes payments that are contingent upon achievement of a substantive milestone in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered substantive milestones. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with the Company’s performance to achieve the milestone after commencement of the agreement. Any contingent payment that becomes payable upon achievement of events that are not considered substantive milestones are allocated to the units of accounting previously identified at the inception of an arrangement when the contingent payment is received and revenue is recognized based on the revenue recognition criteria for each unit of accounting. Revenue from commercial milestone payments are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.
As of September 30, 2018 and December 31, 2017, the deferred revenue balance was $4.0 million and $3.1 million, respectively, which included $1.0 million and $1.5 million, respectively, related to GuardantOMNI panel collaboration development efforts to be recognized as the Company performs research and development in the future periods.
Costs of Precision Oncology Testing
Cost of precision oncology testing generally consists of cost of materials, direct labor including bonus, benefit and stock-based compensation, equipment and infrastructure expenses associated with processing liquid biopsy test samples (including sample accessioning, library preparation, sequencing, quality control analyses and shipping charges to transport blood samples), freight, curation of test results for physicians and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, amortization of leasehold improvements and information technology costs. Costs associated with performing the Company’s tests are recorded as the tests are processed regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expense at the time the related revenues are recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents.
Cost of Development Services
Cost of development service includes costs incurred for the performance of development services requested by the Company’s customers. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of development services.
Deferred Offering Costs
Deferred offering costs consist of fees and expenses incurred in connection with the anticipated sale of the Company’s common stock in the IPO, including the legal, accounting, printing and other IPO-related costs. Deferred offering costs of $4.3 million are capitalized and classified within noncurrent assets on the condensed consolidated balance sheet as of September 30, 2018. In October 2018, upon completion of the IPO, the Company reclassified these costs into additional paid-in capital as a reduction of the net proceeds received from the IPO. During the nine months ended September 30, 2018, $0.2 million of the deferred offering costs were paid.
Stock‑Based Compensation
Stock‑based compensation related to stock options granted to the Company’s employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. Starting January 1, 2017, upon adoption of Accounting Standards Update (“ASU”) 2016 -09, Compensation – Stock Compensation (Topic 718), forfeitures are accounted for as they occur. The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model requires assumptions to be made related to the estimated fair value of the Company’s common stock at the applicable measurement date, expected term of an award, expected volatility, risk-free rate and expected dividend yield.

The Company accounts for stock options issued to non-employees based on the estimated fair value at the grant date and re-measured at each reporting period using the Black-Scholes option-pricing model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s condensed consolidated statements of operations during the period that the related services are rendered.
Net Loss Per Share Attributable to Common Stockholders
The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considers its convertible preferred stock to be participating securities. In the event a dividend is declared or paid on the Company’s common stock, holders of preferred stock are entitled to a share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Net loss attributable to common stockholders is determined by allocating undistributed earnings between common and preferred stockholders. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. The net loss attributable to common stockholders was not allocated to the preferred stock under the two-class method as the preferred stock does not have a contractual obligation to share in the Company’s losses. For purposes of this calculation, convertible preferred stock, common stock warrants and stock options are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC606”). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses and principal vs. agent considerations. The new guidance and all subsequent amendments will be effective for the Company beginning on January 1, 2019 and may be applied using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Early adoption is permitted.
The Company identified certain differences in accounting for revenue recognition as a result of developing an adoption plan for ASC 606. For precision oncology testing revenue, the Company identified a difference in accounting for certain revenue arrangements from the application of the new revenue accounting standard as compared to the previous revenue accounting standards. Historically, for certain clinical customers, the Company deferred revenue recognition until cash receipt when the price pursuant to the underlying customer arrangement was not fixed and determinable and collectability was not reasonably assured. Under the new standard, this is considered variable consideration. For these arrangements, the Company will record an estimate of the transaction price, subject to the constraint in the new standard for variable consideration, as revenue at the time of delivery. This estimate will be monitored in subsequent periods and adjusted as necessary based on actual collection experience. This will result in earlier revenue recognition as compared to previous revenue recognition. The Company is still in the process of quantifying the impact of new guidance on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance will be effective for the Company beginning in 2020, at which time, the new guidance will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The Company is currently evaluating the impact of new guidance on its condensed consolidated financial statements and anticipates the recognition of additional assets and corresponding liabilities on its condensed consolidated balance sheet related to leases. The adoption of the standard is also expected to materially impact the Company’s condensed consolidated financial statement disclosures related to leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. The new guidance is effective for the Company beginning in 2021, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance is effective for the Company beginning in 2019, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.
On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax. In December 2017, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months. The Company has adopted SAB 118 and currently considers its accounting of the impact of U.S. federal tax reform to be incomplete but continues to make a reasonable estimate of the effects on our existing deferred tax assets. The Company expects to complete the remainder of the analysis within the measurement period in accordance with SAB 118. Adjustments, if any, are not expected to impact the statement of operations due to the full valuation allowance on the Company’s deferred tax assets.

3.	Investment in Joint Venture
Variable Interest Entity (“VIE”)
In connection with SoftBank’s purchase of its Series E convertible preferred stock, the Company entered into a joint venture agreement with an entity affiliated with SoftBank, a related party. In May 2018, the Company and SoftBank formed and capitalized Guardant Health AMEA, Inc. (the “Joint Venture”) for the sale, marketing and distribution of the Company’s tests in all areas worldwide, outside of North America, Central America, South America, the United Kingdom, all other member states of the European Union as of May 2017, Iceland, Norway, Switzerland and Turkey. The Company expects to rely on the Joint Venture to accelerate commercialization of its products in Asia, the Middle East and Africa, with an initial focus on Japan.
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. Neither party has the obligation to provide additional financial support to the Joint Venture. Each party holds two seats on the board of the Joint Venture and has to cast at least one vote for any board resolution of the Joint Venture to pass. The representatives of the Company on the Joint Venture’s board of directors have the right to appoint and remove a chief executive officer and a legal representative for the Joint Venture, in each case, subject to the approval of the full Joint Venture board of directors. The Joint Venture’s board of directors has the right to appoint and remove all other members of the Joint Venture’s senior management reporting to its chief executive officer and to approve the compensation of all foregoing individuals, including the compensation of the chief executive officer and legal representative.
At the inception of the arrangement and at the end of each reporting period, the Company assesses whether the Joint Venture is a variable interest entity (“VIE”), and if so, who is the primary beneficiary of the VIE. As of September 30, 2018, the Company and SoftBank had equal ownership interests and equal voting rights in the Joint Venture, and the Joint Venture’s board consisted of an equal number of directors representing the interest of the Company and SoftBank, respectively. As of September 30, 2018, the Joint Venture’s board had the right to vote on all critical matters that most significantly impact the Joint Venture’s economic performance, except that the Company had the unilateral right to make pricing decisions. As of September 30, 2018, the Company had responsibility for the Joint Venture’s daily operations, while SoftBank served as a financing partner. The Company also entered into various ancillary agreements with the Joint Venture necessary to operate its business. The Joint Venture is deemed to be a VIE and considering the power and benefits criterion, the Company and SoftBank, collectively as a related party group, has the characteristics of the primary beneficiary of the Joint Venture as the related party group has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Because the Company is most closely associated with the Joint Venture within the related party group, it has been identified as the VIE’s primary beneficiary. As the primary beneficiary, the Company has consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances have been eliminated in consolidation. The Company concluded the Joint Venture did not meet the definition of a business upon consolidation as it lacked the processes required to generate outputs. Upon consolidation no liabilities were assumed and other than cash, and any identifiable assets were related to intellectual property rights that the Company transferred to the Joint Venture shortly before it became its primary beneficiary and therefore such transfer was treated as a common control transaction. Upon consolidation, the non-controlling interest of the affiliate of SoftBank was recorded at its estimated fair value of $41.0 million, which is equal to the original investment made by the affiliate of SoftBank.
As of September 30, 2018, the Joint Venture had total assets of approximately $49.5 million, which was primarily comprised of cash and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of September 30, 2018, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
Put-call arrangements
The joint venture agreement includes a put-call arrangement with respect to the shares of the Joint Venture held by SoftBank and its affiliates. Under certain specified circumstances and on terms specified in the joint venture agreement, SoftBank will have the right to cause the Company to purchase all shares of the Joint Venture held by SoftBank and its affiliates, or the put right, and the Company will have a similar right to purchase all such shares, or the call right.
If the Company’s business model were to change such that the sale, marketing and distribution of its tests in the territory covered by the joint venture agreement was no longer economical, SoftBank would have the right to cause the Company to purchase, or the Company would have the right to purchase, all of the shares of the Joint Venture held by SoftBank and its affiliates. In this instance, the Company would be required to repurchase the shares at an aggregate purchase price of $41.0 million, the original purchase price paid by SoftBank to the Joint Venture for the shares.
Additionally, both the Company and SoftBank may exercise its respective put-call rights for the Company to purchase all shares of the Joint Venture held by SoftBank in the event of (i) certain material disagreement relating to the Joint Venture or its business that may seriously affect the ability of the Joint Venture to perform its obligations under the joint venture agreement or may otherwise seriously impair the ability of the Joint Venture to conduct its business in an effective matter, other than one relating to the Joint Venture’s business plan or to factual matters that may be capable of expert determination; (ii) the effectiveness of the Company’s initial public offering, a change in control of the Company, the seventh anniversary of the formation of the Joint Venture, or each subsequent anniversary of each of the foregoing events; or (iii) a material breach of the joint venture agreement by the other party that goes unremedied within 20 business days. The purchase price per share of the Joint Venture will be equal to the average closing price of the shares for the 20 trading days ending on the business day immediately preceding the date of the put or call notice, if the shares of the Joint Venture are publicly traded and listed on a national exchange; or determined by a third-party valuation firm on the assumption that the sale is on an arm’s-length basis on the date of the put or call notice. Upon the effectiveness of the Company's IPO on October 3, 2018, the put-call rights for the Company to purchase all shares of the Joint Venture held by SoftBank are exercisable on each subsequent anniversary of the IPO by the Company or SoftBank.
In the event the Company exercises its call right, the fair value of the Joint Venture will be deemed to be no less than an amount that yields a 20% internal rate of return on each tranche of capital invested by SoftBank and its affiliates in the Joint Venture, taking into account all proceeds received by SoftBank and its affiliates arising from their shares through such date.
In the event SoftBank exercises its put right and the fair value of the Joint Venture is determined to be greater than 40% of the fair value of the Company, the Company will only be required to purchase the number of shares of the Joint Venture held by SoftBank and its affiliates having an aggregate value equal to the product of 40% and the pro rata portion of the outstanding shares of the Joint Venture held by SoftBank and its affiliates.

The Company may pay the purchase price for the shares of the Joint Venture, in its sole discretion, in cash, in shares of its capital stock (which may be a non-voting security with senior preferences to all other classes of its equity or, if its common stock is publicly traded on a national exchange, its common stock), or in a combination thereof.
The noncontrolling interest held by SoftBank contains embedded put-call redemption features that are not solely within the Company’s control and has been classified outside of permanent equity in the condensed consolidated balance sheets. The put-call feature embedded in the redeemable noncontrolling interest do not currently require bifurcation as it does not meet the definition of a derivative and is considered to be clearly and closely related to the redeemable noncontrolling interest. The noncontrolling interest is considered probable of becoming redeemable as SoftBank has the option to exercise its put right to sell its equity ownership in the Joint Venture to the Company on or after the seventh anniversary of the formation of the Joint Venture. The Company elected to recognize the change in redemption value immediately as they occur as if the put-call redemption feature were exercisable at the end of the reporting period. The carrying value of the redeemable noncontrolling interest is first adjusted for the earnings or losses attributable to the redeemable noncontrolling interest based on the percentage of the economic or ownership interest retained in the consolidated VIE by the noncontrolling parties, and then adjusted to equal to its redemption amount, or the fair value of the noncontrolling interest held by SoftBank, as if the redemption were to occur at the end of the reporting date. As of September 30, 2018, the fair value of the noncontrolling interest held by SoftBank approximates $42.0 million, and a fair value adjustment to redeemable noncontrolling interest of $950,000 was recorded in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2018.

4.	Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
	(in thousands)
Machinery and equipment	$19,470	$15,676
Computer hardware	4,237	1,939
Leasehold improvements	13,888	6,766
Furniture and fixtures	1,423	1,347
Computer software	656	656
Construction in progress	5,413	349
Property and equipment, gross	45,087	26,733
Less: accumulated depreciation and amortization	(14,769)	(10,697)
Property and equipment, net	$30,318	$16,036
Depreciation and amortization expense related to property and equipment was $1.7 million and $1.1 million for the three months ended September 30, 2018 and 2017, and $4.2 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018 and December 31, 2017, total property and equipment financed under capital leases was $504,000 and $1.1 million, net of accumulated amortization of $265,000 and $349,000, respectively. Amortization expense related to total property and equipment financed under capital leases was $30,000 and $64,000 for the three months ended September 30, 2018 and 2017, and $135,000 and $164,000, for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
	(in thousands)
Accrued royalty obligations	$527	$766
Accrued litigation settlement expense	—	3,000
Accrued legal expenses	1,683	561
Accrued tax liabilities	1,142	905
Accrued information technology expenses	183	316
Accrued professional services	2,205	336
Accrued clinical trials and studies	223	59
Purchases of property and equipment included in accrued expenses	431	—
Other	1,088	463
Total accrued expenses	$7,482	$6,406

5.	Fair Value Measurements, Cash Equivalents and Marketable Securities
Financial instruments consist of cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable, accrued expenses and debt. Cash equivalents and marketable securities are stated at fair value. Prepaid expenses and other current assets, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Fair value is defined as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritized the inputs into three broad levels as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2018
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$360	$360	$—	$—
Total cash equivalents	360	360	—	—

Corporate bonds	48,365	—	48,365	—
U.S. government debt securities	104,044	—	104,044	—
U.S. government agency bonds	4,976	—	4,976	—
Total short-term marketable securities	157,385	—	157,385	—

U.S. government debt securities	2,963	—	2,963	—
Total long-term marketable securities	2,963	—	2,963	—
Total	$160,708	$360	$160,348	$—

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$33,485	$33,485	$—	$—
Total cash equivalents	33,485	33,485	—	—

Corporate bonds	48,075	—	48,075	—
U.S. government debt securities	100,965	—	100,965	—
Total short-term marketable securities	149,040	—	149,040	—

Corporate bonds	6,698	—	6,698	—
U.S. government debt securities	66,556	—	66,556	—
Total long-term marketable securities	73,254	—	73,254	—
Total	$255,779	$33,485	$222,294	$—
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Corporate bonds, U.S. government debt securities and U.S. government agency bonds are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability include the estimated amount and timing of projected cash flows, and the risk-adjusted discount rate used to present value the cash flows. The use of different inputs in the valuation of the contingent consideration liability could result in materially different fair value estimates.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
The Company’s term loan and royalty obligations are measured at fair value on a non-recurring basis. The fair value of the term loan and royalty obligations is estimated based upon the achievement of certain revenue targets over the life of the contract. The fair value of the liability was determined using valuation methodologies such as the discounted cash-flow model, with significant Level 3 inputs that included discount rate, projected revenues and projected royalty payments. The carrying value of the Company’s term loan and royalty obligations approximate its fair value as the stated interest rate approximates market rates. As further disclosed in Note 7, the Company paid off the outstanding principal balance and interest on its term loan and exercised its buyout option of the associated royalty obligation prior to its maturity in June 2017, and recognized loss on debt extinguishment of $5.1 million in the accompanying condensed consolidated statements of operations.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$360	$—	$—	$360
Corporate bond	48,434	1	(70)	48,365
U.S. government debt securities	107,434	—	(427)	107,007
U.S. government agency bonds	$4,984	$—	$(8)	$4,976
Total	$161,212	$1	$(505)	$160,708

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$33,485	$—	$—	$33,485
Corporate bond	54,879	—	(106)	54,773
U.S. government debt securities	167,947	—	(426)	167,521
Total	$256,311	$—	$(532)	$255,779
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three or nine months ended September 30, 2018 and 2017. The Company’s long-term marketable securities have a weighted average maturities of 1.0 years as of September 30, 2018.

6.	Patent License Agreement
In January 2017, the Company entered into a license agreement with a biotechnology company for an exclusive, non-transferable right to use proprietary technology related to high-throughput screening and identification of mutations in targeted gene sequences. The terms of the license agreement included (i) a one-time upfront payment of €1.0 million; (ii) issuance of 141,774 shares of Series D convertible preferred stock; (iii) a milestone payment of €1.0 million associated with the achievement of a specified milestone event; and (iv) future royalty payments at the minimum of €13.4 million in the aggregate based on annual net sales in which the licensed technology are used. The Company made a one-time upfront payment of $1.1 million in January 2017 and a milestone payment of $1.2 million in August 2017 upon achievement of the specified milestone event. The Series D convertible preferred stock issued under the license agreement had a fair value of $1.1 million on the date of issuance. The transaction was treated as an acquisition of an asset and the Company capitalized the upfront payment, milestone payments and fair value of Series D convertible preferred stock in addition to license fees of $6.3 million related to the future minimum royalty payments discounted to the present value. The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 15% (Level 3 input), the Company’s estimate of its effective borrowing rate for similar obligations.
As of September 30, 2018 and December 31, 2017, unamortized capitalized license fees plus one-time upfront and milestone payments totaled $8.0 million and $8.7 million, respectively, which will be amortized over the remaining useful life of 8.3 and 9.0 years, respectively. Amortization of capitalized license fees plus one-time upfront and milestone payments totaled $266,000 and $232,000 for the three months ended September 30, 2018 and 2017, and $694,000 and $674,000 for the nine months ended September 30, 2018 and 2017, respectively.

7.	Senior Term Loan and Royalty Purchase Agreement
In 2015, the Company entered into a credit agreement with a financial institution for a senior term loan (the “Credit Agreement”). The Credit Agreement provided for up to $40.0 million in borrowing capacity. The Company borrowed $20.0 million on the effective date of the Credit Agreement. The Credit Agreement provided for an interest rate equal to the greater of (i) three-month LIBOR or (ii) 1% per annum plus 8.75% on the outstanding balance of the term loan not exceeding $20.0 million.
Concurrent with the Credit Agreement, the Company also entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with the same financial institution, which obligated the Company to make quarterly royalty payments of (i) 1.5% applied to total Company fiscal year revenues of up to $50 million and (ii) 2.45% applied to fiscal year revenues in excess of $50 million. The Royalty Agreement included a buyout option, by which the Company had the right, exercisable in its sole discretion, to buy out the obligation to make future royalty payments. The price of this buyout option was calculated based on a table with axes of principal balance outstanding and time, less the cumulative sum of royalty payments at the time the buy-out option is exercised.
In June 2017, the Company exercised its prepayment right under the Credit Agreement and repaid the outstanding principal balance of $19.8 million and accrued interest of $0.7 million. The prepayment option also required the Company to pay a prepayment penalty of $1.5 million. Concurrent with the early repayment of the senior term loan, the Company also excised its royalty buyout option for $4.5 million. The transaction was accounted for as a debt extinguishment. The net carrying amount of the debt and royalty liabilities immediately before the extinguishment was $20.7 million. As a result, the difference between the reacquisition price and the net carrying amount of $5.1 million was recorded as loss on debt extinguishment in the accompanying condensed consolidated statements of operations.

8.	Commitments and Contingencies
Operating Leases
As of September 30, 2018, future minimum payments under the non-cancelable operating lease are as follows:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2018	$911
2019	4,091
2020	5,272
2021	5,358
2022	5,557
2023 and thereafter	21,891
Total	$43,080
Rent expense for the facility leases was $1.2 million and $243,000 for the three months ended September 30, 2018 and 2017, and $3.4 million and $724,000 for the nine months ended September 30, 2018 and 2017, respectively.
Capital Leases
In September 2016 and April 2017, the Company entered into capital lease arrangements to finance the purchase of manufacturing equipment of $554,000 and $346,000, respectively. Both lease agreements have a contractual term of four years and do not include any bargain purchase option at the end of the lease term. In May 2018, the Company exercised its buyout option for one item of manufacturing equipment financed under a capital lease of $554,000, net of accumulated amortization of $219,000. The buyout resulted in a reduction of the Company’s capital lease obligations by $323,000.
As of September 30, 2018, future minimum capital lease payments are as follows:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2018	$37
2019	141
2020	108
2021	36
Total minimum capital lease payments	322
Less: amount representing interest	(83)
Present value of net minimum capital lease payments	239
Less: current installments of obligations under capital lease	(102)
Obligations under capital lease, excluding current installments	$137
License Agreements
The Company has patent license agreements with four separate parties. Under these agreements, the Company has made one-time and milestone license fee payments, which it has capitalized and is amortizing to expense ratably over the useful life of the underlying patent(s). Under certain of these agreements, the Company is obligated to pay royalties ranging from 2.5% to 3.0% of future sales in which the patents are used in the product or service sold, subject to minimum annual royalties or fees in certain agreements.

Royalty expenses were included in cost of precision oncology testing on the accompanying condensed consolidated statements of operations. The Company recognized royalty expenses of $319,000 and $205,000, or 2% and 2% of precision oncology testing revenue in each period, for the three months ended September 30, 2018 and 2017, and $936,000 and $754,000, or 2% and 3% of precision oncology testing revenue in each period, for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, future minimum royalty payments are due as follows regardless of sales amounts:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2018	$290
2019	1,451
2020	1,451
2021	1,451
2022	1,741
2023 and thereafter	7,545
Total future minimum royalty payments	13,929
Less: amount representing interest	(6,483)
Present value of future minimum royalty payments	$7,446
Indemnification Agreements
The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of September 30, 2018.
Legal Proceedings
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.
In May 2016, Foundation Medicine, Inc. (“Foundation Medicine”) filed a lawsuit for patent infringement against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company infringed Foundation Medicine’s patent relating to its tissue biopsy assay technology and seeking compensatory damages and attorneys’ fees. The Company filed three petitions for inter partes review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) at the U.S. Patent Office, challenging the patentability of Foundation Medicine’s patent. In July 2018, the Company reached an agreement with Foundation Medicine to settle the lawsuit and resolve the IPRs. As part of the settlement agreement, which was accepted by the PTAB and the United States District Court, the Company made a one-time payment of $3.0 million to Foundation Medicine. The Company recorded $3.0 million as litigation settlement expense, a component of general and administrative expenses, at December 31, 2017.
In November 2017, the Company filed separate lawsuits against Personal Genome Diagnostics, Inc. (“Personal Genome Diagnostics”) and Foundation Medicine in the United States District Court for the District of Delaware, alleging that each has infringed a patent relating to our Digital Sequencing technology. The Company subsequently amended its original complaints in each case to assert infringement of three additional patents relating to its Digital Sequencing technology. In each lawsuit, the Company is seeking compensatory damages, injunctive relief and attorneys’ fees. In March 2018, Personal Genome Diagnostics filed two petitions for post-grant review with the PTAB, challenging the patentability of two of the asserted patents.
In the first quarter of 2018, the Company settled a commercial legal dispute. In connection with the settlement, the Company received a payment of $4.25 million, which was reported as other income in the condensed consolidated statements of operations for the nine months ended September 30, 2018.

9.	Common Stock
Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”) subject to the prior rights of the preferred stockholders. As of September 30, 2018 and December 31, 2017, no dividends on common stock had been declared by the Board of Directors.
Common stock has been reserved for the following potential future issuances:

	September 30, 2018	December 31, 2017
	(unaudited)
Conversion of outstanding convertible preferred stock	58,264,577	58,264,577
Shares underlying outstanding stock options	7,717,070	7,391,052
Shares available for future stock option grants	509,584	1,698,790
Exercise and conversion of preferred stock warrants	7,636	7,636
Exercise of common stock warrants	40,538	313,741
Total	66,539,405	67,675,796
Repurchase of Common Stock
In April 2018, the Company repurchased 30,451 shares of outstanding common stock from certain employees at $10.80 per share for total consideration of $329,000. These shares were repurchased at a price that exceeded the fair value of the shares. The difference between the repurchase amount and the fair value of these shares were recorded as compensation expense of $157,000.

10.	Warrants
In connection with a bank loan agreement with a financial institution in September 2013, the Company issued warrants to purchase 5,386 shares of Series A convertible preferred stock at an exercise price of $0.93 per share. In October 2014, the Company issued additional warrants to the same financial institution to purchase 4,965 shares of Series B convertible preferred stock at an exercise price of $3.16 per share. Both preferred stock warrants expire in ten years from issuance and are outstanding as of September 30, 2018 and December 31, 2017. These preferred stock warrants were converted to warrants to purchase common stock upon the consummation of IPO in October 2018.
In 2012, the Company issued to investors warrants to purchase 495,775 shares of common stock. The exercise price of the warrants is $0.14 per share and the warrants have a contractual term through September 2023. For the three and nine months ended September 30, 2018, 229,568 and 273,203 shares, respectively, were issued upon the exercise of warrants. For the three and nine months ended September 30, 2017, 49,284 shares were issued upon the exercise of warrants. As of September 30, 2018 and December 31, 2017, warrants to purchase 40,538 and 313,741 shares of common stock, respectively, remained outstanding. These common stock warrants were fully exercised prior to the consummation of IPO in October 2018.

11.	Convertible Preferred Stock
In May 2017, in accordance with the certificate of incorporation then in effect, the Company adjusted the conversion price of Series D convertible preferred stock from $10.1338 per share to $9.8329 per share. The Company accounted for the transaction as a modification. A deemed dividend of $1.1 million, calculated as the additional 253,361 shares of common stock to be received upon the conversion of the Series D convertible preferred stock after the conversion ratio adjustment, multiplied by the then current fair value of the Company’s common stock, was reported as an increase to net loss attributable to common stockholders for the three and nine months ended September 30, 2017.

The Company’s convertible preferred stock consisted of the following:

	September 30, 2018
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Net Carrying Value

	(unaudited)
			(in thousands)
Series A	9,935,864	9,263,558	$8,598	$8,531
Series B	10,320,952	10,297,182	32,490	32,428
Series C	8,873,996	8,873,996	55,999	55,921
Series D	11,222,041	11,222,041	83,904	83,559
Series E	39,751,611	38,970,592	320,419	319,535
Total convertible preferred stock	80,104,464	78,627,369	$501,410	$499,974

	December 31, 2017
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Net Carrying Value

			(in thousands)
Series A	9,935,864	9,263,558	$8,598	$8,531
Series B	10,320,952	10,297,182	32,490	32,428
Series C	8,873,996	8,873,996	55,999	55,921
Series D	11,222,041	11,222,041	83,904	83,559
Series E	39,751,611	38,970,592	320,419	319,535
Total convertible preferred stock	80,104,464	78,627,369	$501,410	$499,974

12.	Stock-Based Compensation
Approval of the 2018 Incentive Award Plan
In September 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Incentive Award Plan (the “2018 Plan”), under which the Company may grant cash and equity incentive awards to employees and non-employees. The 2018 Plan becomes effective immediately prior to the completion of the IPO. An aggregate of 3,658,602 shares of common stock are initially available for issuance under awards granted pursuant to the 2018 Plan. The number of shares may be increased in accordance with the terms of the 2018 Plan. Shares issued under the 2018 Plan may be authorized but unissued shares, or shares purchased in the open market or treasury shares. As of September 30, 2018, no shares were issued under the 2018 Plan.
Approval of the 2018 Employee Stock Purchase Plan
In September 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 922,250 shares of common stock are initially reserved for issuance under the ESPP. The number of shares may be increased in accordance with the terms of the ESPP.

Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of December 31, 2017	1,698,790	7,391,052	$3.63	8.8	$7,595
Granted	(1,966,069)	1,966,069	6.45
Exercised	—	(864,418)	2.98
Canceled	775,633	(775,633)	4.10
Repurchase of early exercised shares	1,230	—
Balance as of September 30, 2018	509,584	7,717,070	$4.38	8.5	$91,809
Vested and Exercisable as of September 30, 2018		2,797,623	$3.38	7.7	$36,085
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $2.2 million and $346,000 for the three months ended September 30, 2018 and 2017, and $3.9 million and $594,000 for the nine months ended September 30, 2018 and 2017, respectively.
The weighted-average grant date fair value of options granted was $5.45 and $2.90 per share for the three months ended September 30, 2018 and 2017, and $4.65 and $2.87 per share for the nine months ended September 30, 2018 and 2017, respectively.
Future stock-based compensation for unvested options granted to employees as of September 30, 2018 and December 31, 2017 was $16.1 million and $15.0 million, which is expected to be recognized over a weighted-average period of 2.9 years and 2.9 years, respectively.
Stock‑Based Compensation Expense
The following table presents the effect of employee and non‑employee option-related stock‑based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cost of precision oncology testing	$112	$(25)	$254	$104
Research and development expense	617	17	1,035	307
Sales and marketing expense	428	(526)	1,061	14
General and administrative expense	674	1,342	1,938	1,673
Total stock-based compensation expense	$1,831	$808	$4,288	$2,098

Valuation of Stock Options
The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Expected term (in years)	5.87 – 6.09	6.02 – 6.08	5.01 – 6.51	6.02 – 6.08
Expected volatility	69.7% – 70.2%	74.3% – 75.1%	68.7% – 72.5%	74.3% – 75.1%
Risk-free interest rate	2.7% – 2.9%	2.0% – 2.0%	2.5% – 2.9%	1.9% – 2.0%
Expected dividend yield	—%	—%	—%	—%
The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of the Company’s common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:
Fair Value of Common Stock
The grant date fair value of the Company’s common stock has been determined by the Company’s Board of Directors with the assistance of management and an independent third-party valuation specialist. The grant date fair value of the Company’s common stock was determined using valuation methodologies which utilizes certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of the Company’s common stock, the methodologies used to estimate the enterprise value of the Company were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Expected Term
The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.
Expected Volatility
The Company derived the expected volatility from the average historical volatilities over a period approximately equal to the expected term of comparable publicly traded companies within its peer group that were deemed to be representative of future stock price trends as the Company does not have any trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury rate, with maturities similar to the expected term of the stock options.
Expected Dividend Yield
The Company does not anticipate paying any dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.

Valuation of Stock Option Grants to Non-Employees
Total options outstanding as of September 30, 2018 and December 31, 2017 included 495,867 and 651,801 shares of options, respectively, that were granted to non-employees, of which 16,830 and 18,446 shares were granted during the nine months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The fair value of stock options granted to non-employees was estimated on the date of grant using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value the employee options with the exception of the expected term which was based on the contractual term of the award. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Expected term (in years)	5.4 – 9.5	6.0 – 10.0	5.4 – 10.0	6.0 – 10.0
Expected volatility	64.9% – 71.5%	72.3% – 72.8%	64.9% – 71.5%	66.3% – 73.4%
Risk-free interest rate	2.8% – 3.1%	1.8% – 2.0%	2.3% – 3.1%	1.8% – 2.1%
Expected dividend yield	—%	—%	—%	—%
Stock-based compensation related to grant of options to non-employees was $434,000 and $69,000 for the three months ended September 30, 2018 and 2017, and $658,000 and $225,000 for the nine months ended September 30, 2018 and 2017, respectively.
Liabilities for Early Exercise of Employee Options
The Company allowed certain stock option holders to exercise unvested options to purchase shares of common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of September 30, 2018 and December 31, 2017, 44,268 and 18,600 shares of common stock were subject to repurchase at weighted-average prices of $4.66 and $2.82 per share, respectively. As of September 30, 2018, the cash proceeds received for unvested shares of common stock of $206,000 was recorded within long-term liabilities on the condensed consolidated balance sheet. As of December 31, 2017, the cash proceeds received for unvested shares of common stock recorded within other current and long-term liabilities on the condensed consolidated balance sheet were insignificant. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheet and condensed consolidated statement of redeemable noncontrolling interest and stockholders’ equity as such shares are considered legally outstanding.

13.	Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
	(in thousands, except per share data)
Net loss	$(23,508)	$(28,590)	$(58,991)	$(68,161)
Fair value adjustment of redeemable noncontrolling interest	(950)	—	(950)	—
Net loss attributable to Guardant Health, Inc.	(24,458)	(28,590)	(59,941)	(68,161)
Deemed dividend related to repurchase of Series A convertible preferred stock	—	(4,716)	—	(4,716)
Deemed dividend related to change in conversion rate of Series D convertible preferred stock	—	—	—	(1,058)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(24,458)	$(33,306)	$(59,941)	$(73,935)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.94)	$(2.76)	$(4.87)	$(5.76)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	12,582	12,073	12,300	12,831
Since the Company was in a loss position for all periods presented, basic net loss per share attributable to Guardant Health, Inc. common stockholders is the same as diluted net loss per share attributable to Guardant Health, Inc. common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to Guardant Health, Inc. common stockholders for the periods presented as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
	(in thousands)
Convertible preferred stock (on an as if converted basis)	58,265	54,757	58,265	40,286
Stock options issued and outstanding	7,675	6,489	7,460	4,540
Preferred stock warrants (on an as if converted basis)	8	8	8	8
Common stock warrants	203	399	237	402
Common stock subject to repurchase	54	26	43	32
Total	66,205	61,679	66,013	45,268

14.	Segment and Geographic Information
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
	(in thousands)
United States	$17,932	$9,607	$47,389	$26,224
International(1)	3,760	1,525	10,377	3,616
Total revenue	$21,692	$11,132	$57,766	$29,840

(1)
No single country outside of the United States accounted for more than 10% of total revenue during three and nine months ended September 30, 2018 and 2017, except for Germany which accounted for 10% of total revenue during the three months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, all of the Company’s long-lived assets are located in the United States.

15.	Related Party Transactions
For the three and nine months ended September 30, 2017, the Company recognized revenue of $142,000 and $458,000 from an entity affiliated with a member of the Company’s Board of Directors, who serves on the board of both the aforementioned entity and the Company. The individual was appointed to the Company’s board in January 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk factors.”
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary blood tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a routine blood draw, or liquid biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we have launched our liquid biopsy tests, Guardant360 and GuardantOMNI, for advanced stage cancer, which fuel our programs developing tests for recurrence and early detection, LUNAR-1 and LUNAR-2, respectively. Guardant360, which we launched in 2014, has been used by more than 5,000 oncologists, over 40 biopharmaceutical companies and all 27 National Comprehensive Cancer Network, or NCCN, Centers. We launched GuardantOMNI in 2017 as a comprehensive genomic profiling tool to enable our biopharmaceutical customers to accelerate clinical development programs in both immuno-oncology and targeted therapy.
Since our inception, we have devoted substantially all of our resources to research and development activities related to Guardant360 and GuardantOMNI and our LUNAR-1 and LUNAR-2 programs, including clinical and regulatory initiatives to obtain approval by the FDA and sales and marketing activities. We are pioneering the clinical comprehensive liquid biopsy market with Guardant360 and GuardantOMNI. Guardant360 is a molecular diagnostic test measuring 73 cancer-related genes and GuardantOMNI is a broader 500-gene panel, both of which analyze circulating tumor DNA in blood. Guardant360 has been used over 70,000 times by clinicians to help inform which therapy may be effective for advanced stage cancer patients with solid tumors. It is also used by biopharmaceutical companies for a range of applications, including identifying target patient populations to accelerate translational science research, clinical trial enrollment, and drug development, and commercialization post-drug approval.
The analytical and clinical data that we have generated in our efforts to establish clinical utility, combined with the support we have developed with key opinion leaders, or KOLs, in the oncology community have led to positive coverage decisions by a number of commercial payers. Guardant360 is currently covered by Cigna and several Blue Cross Blue Shield plans, which have adopted reimbursement policies that specifically cover Guardant360 for non-small cell lung cancer, or NSCLC, which we believe gives us a competitive advantage with these payers. We anticipate approval by the FDA, if obtained, may support improvements in coverage and reimbursement for Guardant360. In July 2018, Palmetto GBA, the Medicare Administrative Contractor, or MAC, responsible for administering Medicare’s molecular diagnostic services program, MolDx, issued a local coverage determination, or LCD, for Guardant360 for NSCLC patients who meet certain clinical criteria. We worked with Palmetto GBA to obtain this positive coverage decision through the submission of a detailed dossier of analytical and clinical data to substantiate that the test meets Medicare’s medical necessity requirements. Noridian Healthcare Solutions, the MAC responsible for adjudicating claims in California, where our laboratory is located, is a participant in MolDx and recently finalized its LCD for Guardant360. In September 2018, we began to submit claims to Medicare for reimbursement for clinical tests for Medicare beneficiaries covered under the LCD and in October 2018 we began to receive payments from Medicare for these clinical tests
In the United States, we market our tests to clinical customers through our targeted sales organization, which as of September 30, 2018 included 41 sales representatives that are engaged in sales efforts and promotional activities primarily to oncologists and cancer centers. Outside the United States, we market our tests to clinical customers through distributors and direct contracts with health care institutions. We market our tests to biopharmaceutical customers globally through our business development team, which promotes the broad utility of our tests throughout drug development and commercialization. Additionally, we have established a joint venture with SoftBank to accelerate commercialization of our products in Asia, the Middle East and Africa, with our initial focus being on Japan. Our products are currently marketed in 39 countries.
We perform Guardant360 and GuardantOMNI tests in our clinical laboratory located in Redwood City, California. The laboratory is accredited by CLIA, permitted under the New York State Department of Health, or NYSDOH, and licensed in many other states including California, Florida, Maryland, Pennsylvania and Rhode Island. In January 2018, the FDA granted Guardant360 expedited access pathway designation, which offers potentially faster review for breakthrough medical devices that address unmet medical needs.
We generated total revenue of $21.7 million and $11.1 million for the three months ended September 30, 2018 and 2017, and $57.8 million and $29.8 million for the nine months ended September 30, 2018 and 2017, respectively. We also incurred net losses of $23.5 million and $28.6 million for the three months ended September 30, 2018 and 2017, and $59.0 million and $68.2 million for the nine months ended September 30, 2018 and 2017, respectively. We have funded our operations to date principally from the sale of convertible preferred stock, revenue from precision oncology testing and development services, and the incurrence of indebtedness. In 2017, we raised $320.4 million through the sale of our Series E convertible preferred stock. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $274.3 million. In October 2018, we completed our initial public offering, or IPO, selling 14,375,000 shares of common stock and raising $249.5 million net of underwriting discounts and commissions and other expenses payable by us.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:

•
Precision oncology testing volume and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of our clinical sample tests, or the number of tests that we perform for patients on behalf of clinicians, as well as tests for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently significantly greater than our average selling price for clinical tests since we are not a contracted provider for or our tests are not covered by clinical patients’ insurance for the majority of the tests that we perform for patients on behalf of clinicians. For instance, approximately 38% and 38% of our U.S. clinical tests for the nine months ended September 30, 2018 and 2017, respectively, were for Medicare beneficiaries. Prior to the third quarter of 2018, Medicare did not cover our tests and we did not submit claims for reimbursement. In July 2018, Palmetto GBA, the Medicare Administrative Contractor, or MAC responsible for administering Medicare’s molecular diagnostic services program, or MolDx, issued a local coverage determination, or LCD, for Guardant360 for non-small cell lung cancer, or NSCLC, patients who meet certain clinical criteria. Approximately 45% of our U.S. clinical tests for the three months ended September 30, 2018 and 2017 were for patients tested for NSCLC. We estimate that approximately 75% of Medicare patients tested for NSCLC would be covered by the LCD. In September 2018, Palmetto GBA notified us that the contractor had set the reimbursement rate for Guardant360 at $3,500 per test. In September 2018, we began to submit claims to Medicare for reimbursement for clinical tests for Medicare beneficiaries covered under the LCD and in October 2018 we began to receive payments from Medicare for these clinical tests.

•
Regulatory (FDA) approval for liquid biopsy. Guardant360 was the first comprehensive liquid biopsy approved by NYSDOH. In addition, we believe our facility was the first comprehensive liquid biopsy laboratory to be CLIA-certified, CAP-accredited and NYSDOH-permitted. While FDA approval is currently not required to market our tests in the United States, we intend to seek a pre-market approval, or PMA, for Guardant360. In January 2018, the FDA granted Guardant360 expedited access pathway designation, which offers faster review for breakthrough medical devices that address unmet medical needs. In March 2018, the Centers for Medicare and Medicaid Services, or CMS, published a Decision Memorandum for next-generation sequencing tests for patients with advanced cancer who meet certain clinical criteria, or the NGS Decision Memorandum. The NGS Decision Memorandum states that coverage would be available for next-generation sequencing FDA-approved tests offered within the FDA-approved labeling. FDA approval now provides a path to reimbursement by Medicare through the NGS Decision Memorandum. We plan to submit our PMA application to the FDA in the first half of 2019. We believe that this establishes a competitive advantage for tests receiving FDA approval and that FDA approval will be increasingly necessary for diagnostic tests to gain adoption, both in the United States and abroad. We believe FDA approval, if obtained, will help increase adoption of our tests and facilitate favorable reimbursement decisions by Medicare and commercial payers. Any negative regulatory decisions or changes in regulatory requirements affecting our business could adversely impact our operations and financial results.

•
Reimbursement for clinical sample testing. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Payment from third-party payers differs depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payers will often reimburse non-participating providers, if at all, at a lower amount than participating providers. We have received a substantial portion of our revenue from a limited number of third-party commercial payers, most of which have not contracted with us to be a participating provider. We have received reimbursement for tests of patients with a variety of cancers, though for amounts that on average are significantly lower than for participating providers. Historically, we have experienced situations where commercial payers proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payers have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. Becoming a participating provider generally results in higher reimbursement for covered indications and lack of reimbursement for non-covered indications. As a result, the impact of becoming a participating provider with a specific payer will vary based on historical reimbursement as a non-participating provider for that payer, and in some situations, the benefit of increased reimbursement for covered testing could be offset by the loss of reimbursement on other tests previously received when we served as a non-participating provider. Recently, Cigna and multiple Blue Cross Blue Shield plans adopted reimbursement policies that cover Guardant360 for the majority of NSCLC patients we test. If their reimbursement policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payers, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, retrospective reimbursement adjustments can negatively impact our revenue and cause our financial results to fluctuate.

•
Investment in clinical studies and product innovation to support commercial growth. A significant aspect of our business is our investment in research and development, including the development of new products, such as those being developed as part of our LUNAR-1 and LUNAR-2 programs, and our investments in clinical utility studies. In particular, we have invested heavily in clinical studies, including 29 clinical outcomes studies, the largest-ever liquid-to-tissue concordance study, and a prospective interventional clinical utility study demonstrating clinical overall response rates in line with tissue biopsy approaches. Our clinical research has resulted in 80 peer-reviewed publications for Guardant360. In addition to clinical studies, we are collaborating with investigators from multiple academic cancer centers, including MD Anderson Cancer Center, the University of Colorado, Memorial Sloan Kettering Cancer Center, Massachusetts General Cancer Center, Wake Forest Cancer Center and the University of California San Francisco, as well as several international institutions. We believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers, and expect our investments to increase. We expect to increase our research and development expense with the goal of fueling further innovation.

•
Ability to attract new biopharmaceutical customers and maintain and expand relationships with existing customers. Our business development team promotes the broad utility of our products for biopharmaceutical companies in the United States and internationally. Our revenue and business opportunities depend in part on our ability to attract new biopharmaceutical customers and to maintain and expand relationships with existing customers, and we expect to increase our sales and marketing expense in furtherance of this goal. As we continue to develop these relationships, we expect to support a growing number of clinical trials both in the United States and internationally. If our relationships expand, we believe we may have opportunities to offer our platform for companion diagnostic development, novel target discovery and validation efforts, and to grow into other commercial opportunities. For example, we believe genomic data, in combination with clinical outcomes or claims data, has revenue-generating potential, including for novel target identification.

•
International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in 38 countries outside the United States, primarily through distributor relationships or direct contracts with hospitals. In May 2018, we formed and capitalized a joint venture, Guardant Health AMEA, Inc., which we refer to as the Joint Venture, with SoftBank relating to the sale, marketing and distribution of our tests in all areas worldwide outside of North America, Central America, South America, the United Kingdom, all other member states of the European Union as of May 2017, Iceland, Norway, Switzerland and Turkey, or the JV Territory. Depending on the market opportunity in a country, the Joint Venture may create direct operations, sell through a distribution model or license to a third party. Direct operations would entail full operations including a laboratory, sales and marketing and regulatory among other functions. Under the distribution model, our tests would be marketed and sold by the Joint Venture or third-party distributors in relevant countries within the JV Territory, and the tests would be performed by or on behalf of us or our affiliates outside of such countries on samples obtained by the Joint Venture or third-party distributors in such countries. Following a determination by the board of directors of the Joint Venture on the appropriate model for an individual country, we will enter into agreements with the Joint Venture with respect to the individual country based on the license or distribution model. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa, with our initial focus being on Japan.

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. See “Part II, Item 1A. Risk factors” for more information.
Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing and (ii) development services.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests. In the United States, we generally perform tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for U.S. test from patients covered by private insurance payers. Tests for patients covered by Medicare represented approximately 39% and 38% of U.S. tests processed for the three months ended September 30, 2018 and 2017, respectively, and approximately 38% and 38% of U.S. tests processed for the nine months ended September 30, 2018 and 2017, respectively. Prior to the third quarter of 2018, Medicare did not cover our tests and we did not submit claims for reimbursement for these tests. Our MAC issued an LCD for Guardant360 for NSCLC patients in July 2018 and set the reimbursement rate in September 2018 after which we began to submit claims to Medicare for reimbursement. Due to the general lack of contracts with U.S. insurance payers and variability in payments received for claims submitted to them, as well as the limited claims experience to date with Medicare, revenue is not recognized at the time the service is performed as the price of the transaction is not fixed and determinable and collectability is not reasonably assured. We expect to recognize revenue on a cash basis for testing of U.S. clinical samples until we have sufficient history to reliably estimate payment patterns. We provided precision oncology testing to biopharmaceutical companies under contracts, therefore we recognized revenue on an accrual basis for those services.

Development services. Development services revenue represents services, other than precision oncology testing, that we provide to biopharmaceutical companies and large medical institutions. It includes companion diagnostic development and regulatory approval services, clinical trial referrals and liquid biopsy testing development and support. We collaborate with biopharmaceutical companies in the development and clinical trials of new drugs. As part of these collaborations, we provide services related to regulatory filings with the FDA to support companion diagnostic device submissions for our liquid biopsy panels. Under these collaborations we generate revenue from achievement of milestones, as well as provision of on-going support. Development services revenue can vary over time as different projects start and complete.
Costs and operating expenses
Cost of precision oncology testing. Cost of precision oncology testing generally consists of cost of materials, direct labor, including bonus, benefit and stock-based compensation; equipment and infrastructure expenses associated with processing liquid biopsy test samples, including sample accessioning, library preparation, sequencing, quality control analyses and shipping charges to transport blood samples; freight; curation of test results for physicians; and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, amortization of leasehold improvements and information technology costs. Costs associated with performing our tests are recorded as the tests are processed regardless of whether revenue was recognized with respect to the tests. Royalties for licensed technology are calculated as a percentage of revenues generated using the associated technology and recorded as expense at the time the related revenue is recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents. While we do not believe the technologies underlying these licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors. Under these license agreements, we are obligated to pay aggregate royalties ranging from 2.5% to 3.0% of sales in which the patents are used in the product or service sold, subject to minimum annual royalties or fees in certain agreements. Cost of precision oncology testing revenue included royalty expense of $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.
We expect the cost of precision oncology testing to generally increase in line with the increase in the number of tests we perform, but the cost per test to decrease modestly over time due to the efficiencies we may gain as test volume increases, and from automation and other cost reductions.
Cost of development services. Cost of development services includes costs incurred for the performance of development services requested by our customers. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of revenue. Cost of development services will vary depending on the nature, timing and scope of customer projects.
Research and development expense. Research and development expenses consist of costs incurred to develop technology and include salaries and benefits, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services, other outside costs and costs to develop our technology capabilities. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical companies. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Costs to develop tour technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs.
We expect that our research and development expenses will continue to increase in absolute dollars as we continue to innovate and develop additional products, expand our genomic and medical data management resources and conduct our ongoing and new clinical trials. This expense, though expected to increase in absolute dollars, is expected to decrease modestly as a percentage of revenue in the long term, though it may fluctuate as a percentage from period to period due to the timing and extent of these expenses.

Sales and marketing expense. Our sales and marketing expenses are expensed as incurred and include costs associated with our sales organization, including our direct sales force and sales management, client services, marketing and reimbursement, as well as business development personnel who are focused on our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, travel and stock-based compensation, as well as marketing and educational activities and allocated overhead expenses.
We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of Guardant360 and GuardantOMNI and our future products. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage from period to period due to the timing and extent of these expenses.
General and administrative expense. Our general and administrative expenses include costs for our executive, accounting and finance, legal and human resources functions. These expenses consist principally of salaries, bonuses, employee benefits, travel and stock-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs and allocated overhead expenses.
We expect that our general and administrative expenses will continue to increase in absolute dollars in 2018, primarily due to increased headcount and costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage from period to period due to the timing and extent of these expenses.
Interest income
Interest income consists of interest earned on our cash, cash equivalents and marketable securities. We expect our interest income to continue to increase primarily as we invest the net proceeds from the IPO.
Interest expense
Interest expense consists primarily of interest from a loan, capital leases and royalty obligations. For 2018, we expect our interest expense to decrease as compared to 2017, as we repaid the outstanding principal balance and interest on our term loan in June 2017.
Loss on debt extinguishment
In June 2017, we repaid a loan prior to maturity which resulted in an extinguishment of the debt for accounting purposes. The difference between the reacquisition price and the net carrying amount of the debt and related royalty liabilities of $5.1 million was recognized as a one-time charge for the year ended December 31, 2017.
Other income (expense), net
In the first quarter of 2018, we settled a commercial legal dispute. In connection with the settlement, we received a payment of $4.25 million, which was recognized as one-time other income for the nine months ended September 30, 2018.
Other income (expense), net also consists of foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar, primarily comprised of an obligation related to a royalty denominated in Euros. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Series E convertible preferred stock financing
In May 2017 we entered into a Series E convertible preferred stock purchase agreement with SoftBank and certain of our existing stockholders. Pursuant to the purchase agreement, we issued and sold an aggregate of 38,174,246 shares of Series E convertible preferred stock at a purchase price of $8.3936 per share, for an aggregate purchase price of $320.4 million. The purchase agreement also provided that we would issue additional shares of Series E convertible preferred stock to the investors in such an amount as to cause SoftBank’s equity ownership to equal 35% of our outstanding fully-diluted capital stock measured 70 days after the initial closing. The purpose of this gross-up was to cause SoftBank’s equity ownership to reach 35% following various repurchases of our equity from existing stockholders. As a result, in July 2017, we repurchased an aggregate of 1,588,065 shares of common stock from certain of our directors and executive officers for a purchase price of $10.23887 per share, which represented a price equal to 90% of the original price per share for the Series E convertible preferred stock, as adjusted to reflect the 0.7378-for-one reverse stock split effected on September 19, 2018. We also engaged in a tender offer pursuant to which we repurchased 131,243 shares of common stock from certain employees at the same per share price paid for the Series E convertible preferred stock, as adjusted to reflect the 0.7378-for-one reverse stock split effected on September 19, 2018, and 666,920 shares of Series A convertible preferred stock from existing stockholders at a purchase price of $8.00 per share of Series A convertible preferred stock. Following these repurchases, in October 2017, we issued an additional 796,346 shares of Series E convertible preferred stock to the Series E investors for a purchase price of $0.00001 per share pursuant to the terms of the gross-up provision.
In addition, in connection with SoftBank’s purchase of Series E convertible preferred stock, we also agreed to enter into a joint venture agreement with Softbank relating to the commercialization and distribution of products throughout the JV Territory. Upon the incorporation of the Joint Venture (Guardant Health AMEA, Inc.) in May 2018, SoftBank purchased 40,000 shares of common stock of the Joint Venture in exchange for $41.0 million in cash and we purchased 40,000 shares of common stock of the Joint Venture in exchange for $9.0 million in cash. We also entered into various ancillary agreements with the Joint Venture necessary to operate its business. Under the terms of the joint venture agreement, neither we nor SoftBank is obligated to make any further capital contribution, in cash or otherwise, to the Joint Venture. In the event the Joint Venture requires any additional funding for its operations, the Joint Venture may seek debt financing from third parties, or may seek additional financing from its major shareholders, which will be on a pro rata basis among major shareholders unless such shareholders agree otherwise.

Results of operations
The following table set forth the significant components of our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$18,298	$10,253	$50,311	$27,927
Development services	3,394	879	7,455	1,913
Total revenue	21,692	11,132	57,766	29,840
Costs and operating expenses:
Cost of precision oncology testing(1)(2)	9,671	7,603	27,222	20,928
Cost of development services	380	1,058	2,041	1,542
Research and development expense(1)(2)	14,253	7,246	34,062	17,442
Sales and marketing expense(1)(2)	13,464	7,808	36,351	22,941
General and administrative expense(1)(2)	8,129	16,095	23,645	27,982
Total costs and operating expenses	45,897	39,810	123,321	90,835
Loss from operations	(24,205)	(28,678)	(65,555)	(60,995)
Interest income	958	657	2,932	1,222
Interest expense	(304)	(303)	(952)	(2,398)
Loss on debt extinguishment	—	—	—	(5,075)
Other income (expense), net	43	(266)	4,587	(915)
Loss before provision for income taxes	(23,508)	(28,590)	(58,988)	(68,161)
Provision for income taxes	—	—	3	—
Net loss	$(23,508)	$(28,590)	$(58,991)	$(68,161)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$112	$(25)	$254	$104
Research and development expense	617	17	1,035	307
Sales and marketing expense	428	(526)	1,061	14
General and administrative expense	674	1,342	1,938	1,673
Total stock-based compensation expense	$1,831	$808	$4,288	$2,098

(2)	Amounts include compensation expenses associated with repurchase of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$—	$72	$—	$72
Research and development expense	—	250	—	250
Sales and marketing expense	—	659	—	659
General and administrative expense	—	9,672	157	9,672
Total compensation expense associated with repurchase of common stock	$—	$10,653	$157	$10,653
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(unaudited)
	(in thousands)
Precision oncology testing	$18,298	$10,253	$8,045	78%
Development services	3,394	879	2,515	286%
Total revenue	$21,692	$11,132	$10,560	95%
Total revenue was $21.7 million for the three months ended September 30, 2018 compared to $11.1 million for the three months ended September 30, 2017, an increase of $10.6 million, or 95%.
Precision oncology testing revenue increased to $18.3 million for the three months ended September 30, 2018 from $10.3 million for the three months ended September 30, 2017, an increase of $8.0 million, or 78%. This increase in precision oncology testing revenue was primarily due to an increase in tests processed. Tests for clinical customers increased to 7,027 for the three months ended September 30, 2018 from 6,147 for the three months ended September 30, 2017 (excluding 459 tests in the three-month period ended September 2017 from a customer that in March 2018 began processing tests in-house) mainly due to an increase in the number of physicians ordering Guardant360 tests. Precision oncology revenue from tests for clinical customers, which we have generally recognized as cash payments as received, was $9.6 million for the three months ended September 30, 2018 and $6.1 million for the three months ended September 30, 2017, respectively. Cash receipts increased due to increases in tests for clinical customers and increases in commercial payer payments that were beneficially affected by the Protecting Access to Medicare Act of 2014. Tests for biopharmaceutical customers increased to 2,505 for the three months ended September 30, 2018 from 1,502 for the three months ended September 30, 2017 due to an increase in the number of biopharmaceutical customers and their contracted projects. The average selling price of biopharmaceutical tests was $3,491 for the three months ended September 30, 2018, up from $2,734 for the three months ended September 30, 2017 due to introduction at the end of 2017 of the GuardantOMNI test, which has a higher selling price than the Guardant360 test.
Development services revenue increased to $3.4 million for the three months ended September 30, 2018 from $0.9 million for the three months ended September 30, 2017, an increase of $2.5 million, or 286%. This increase in development services revenue was due to new projects in 2018, and was mainly earned from biopharmaceutical customers for companion diagnostic development and regulatory approval services, plus completion of a lab installation project, which was mainly performed in 2017.

Costs and operating expenses
Cost of precision oncology testing

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(unaudited)
	(in thousands)
Cost of precision oncology testing	$9,671	$7,603	$2,068	27%
Cost of precision oncology testing revenue was $9.7 million for the three months ended September 30, 2018 compared to $7.6 million for the three months ended September 30, 2017, an increase of $2.1 million, or 27%. This increase in cost of precision oncology testing was primarily due to a $1.0 million increase in material costs and a $0.6 million increase in production labor and overhead costs.
Cost of development services

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(unaudited)
	(in thousands)
Cost of development services	$380	$1,058	$(678)	(64)%
Cost of development services was $0.4 million for the three months ended September 30, 2018 compared to $1.1 million for the three months ended September 30, 2017, a decrease of $0.7 million, or 64%. Costs include material and labor costs incurred after technological feasibility was achieved on the lab installation and development programs.
Research and development expense

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Research and development	$14,253	$7,246	$7,007	97%
Research and development expenses were $14.3 million for the three months ended September 30, 2018 compared to $7.2 million for the three months ended September 30, 2017, an increase of $7.0 million, or 97%. This increase in research and development expense was primarily due to an increase of $2.6 million related to allocated facilities and information technology infrastructure costs, and an increase of $2.3 million in personnel-related costs for employees in our research and development group as we increased our headcount to support continued investment in our technology. This increase is also attributable to an increase of $1.6 million in material costs incurred for the development of the GuardantOMNI liquid biopsy panel and development of technology in connection with a lab installation project prior to achievement of technological feasibility in each project.
Sales and marketing expense

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$13,464	$8,129	$5,335	66%

Selling and marketing expenses were $13.5 million for the three months ended September 30, 2018 compared to $7.8 million for the three months ended September 30, 2017, an increase of $5.7 million, or 72%. This increase was primarily due to an increase of $2.1 million related to allocated facilities and information technology infrastructure costs, an increase of $1.7 million in personnel-related costs associated with the expansion of our commercial organization and an increase of $1.1 million in professional service expenses related to marketing activities.
General and administrative expense

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
General and administrative	$8,129	$16,095	$(7,966)	(49)%
General and administrative expenses were $8.1 million for the three months ended September 30, 2018 compared to $16.1 million for the three months ended September 30, 2017, a decrease of $8.0 million, or 49%. This decrease was primarily due to compensation expenses of $9.7 million for the three months ended September 30, 2017 as we repurchased common stock from certain executive officers, and a decrease of $0.7 million in stock-based compensation due to forfeiture of stock awards prior to vesting, offset by an increase of $1.3 million in personnel-related costs as we increased our headcount.
Interest income

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Interest income	$958	$657	$301	46%
Interest income was $1.0 million for the three months ended September 30, 2018 compared to $0.7 million for the three months ended September 30, 2017, an increase of $0.3 million, or 46%. This increase was primarily due to higher interest rates during the three months ended September 30, 2018.
Interest expense

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Interest expense	$304	$303	$1	—%
Interest expense was $0.3 million for the three months ended September 30, 2018 compared to $0.3 million for the three months ended September 30, 2017. The net change was insignificant.
Other income (expense), net

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$43	$(266)	$309	(116)%

Other income (expense), net included foreign currency exchange gains of $43,000 for the three months ended September 30, 2018, and foreign currency exchange losses of $0.3 million for the three months ended September 30, 2017. This increase was primarily due to an obligation denominated in Euros in connection with a license agreement entered into in January 2017.
Provision for income taxes

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$—	$—	$—	*

*	Not meaningful
Provision for income taxes was very small for the three months ended September 30, 2018 and 2017 due to the losses incurred by us. The net change was insignificant.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$50,311	$27,927	$22,384	80%
Development services	7,455	1,913	5,542	290%
Total revenue	$57,766	$29,840	$27,926	94%
Total revenue was $57.8 million for the nine months ended September 30, 2018 compared to $29.8 million for the nine months ended September 30, 2017, an increase of $27.9 million, or 94%.
Precision oncology testing revenue increased to $50.3 million for the nine months ended September 30, 2018 from $27.9 million for the nine months ended September 30, 2017, an increase of $22.4 million, or 80%. This increase in precision oncology testing revenue was primarily due to an increase in tests processed. Tests for clinical customers increased to 20,644 for the nine months ended September 30, 2018 from 17,304 for the nine months ended September 30, 2017 (excluding 352 and 1,382 tests in the first nine months of 2018 and 2017, respectively, from a customer that in March 2018 began processing tests in-house) mainly due to an increase in the number of physicians ordering Guardant360 tests. Precision oncology revenue from tests for clinical customers, which we have generally recognized as cash payments are received, was $26.5 million in the nine months ended September 30, 2018 and $17.8 million in the nine months ended September 30, 2017, respectively. Cash receipts increased due to increases in tests for clinical customers and increases in commercial payer payments that were beneficially affected by the Protecting Access to Medicare Act of 2014. Tests for biopharmaceutical customers increased to 7,337 for the nine months ended September 30, 2018 from 3,656 for the nine months ended September 30, 2017 due to an increase in the number of biopharmaceutical customers and their contracted projects. The average selling price of biopharmaceutical tests was $3,245 for the nine months ended September 30, 2018, up from $2,774 for the nine months ended September 30, 2017 due to introduction at the end of 2017 of the GuardantOMNI test, which has a higher selling price than the Guardant360 test.
Development services revenue increased to $7.5 million for the nine months ended September 30, 2018 from $1.9 million for the nine months ended September 30, 2017, an increase of $5.5 million, or 290%. This increase in development services revenue was due to new projects in 2018, and was mainly received from biopharmaceutical customers for companion diagnostic development and regulatory approval services, plus completion of a lab installation project, which was mainly performed in 2017.

Costs and operating expenses
Cost of precision oncology testing

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$27,222	$20,928	$6,294	30%
Cost of precision oncology testing revenue was $27.2 million for the nine months ended September 30, 2018 compared to $20.9 million for the nine months ended September 30, 2017, an increase of $6.3 million, or 30%. This increase in cost of precision oncology testing was primarily due to a $3.2 million increase in material costs, a $2.2 million increase in production labor and overhead costs and a $0.4 million increase in other costs including freight, royalties and curation of test results for physicians.
Cost of development services

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Cost of development services	$2,041	$1,542	$499	32%
Cost of development services was $2.0 million for the nine months ended September 30, 2018 compared to $1.5 million for the nine months ended September 30, 2017, an increase of $0.5 million, or 32%. Costs include material and labor costs incurred after technological feasibility was achieved on the lab installation and development programs.
Research and development expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Research and development	$34,062	$17,442	$16,620	95%
Research and development expenses were $34.1 million for the nine months ended September 30, 2018 compared to $17.4 million for the nine months ended September 30, 2017, an increase of $16.6 million, or 95%. This increase in research and development expense was primarily due to an increase of $6.0 million in personnel-related costs for employees in our research and development group as we increased our headcount to support continued investment in our technology. This increase is also attributable to an increase of $4.8 million related to allocated facilities and information technology infrastructure costs, an increase of $3.3 million in material costs incurred for the development of the GuardantOMNI liquid biopsy panel and development of technology in connection with a lab installation project prior to achievement of technological feasibility in each project, and an increase of $1.3 million in development consulting fees.

Sales and marketing expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$36,351	$22,941	$13,410	58%
Selling and marketing expenses were $36.4 million for the nine months ended September 30, 2018 compared to $22.9 million for the nine months ended September 30, 2017, an increase of $13.4 million, or 58%. This increase was primarily due to an increase of $6.5 million in personnel-related costs associated with the expansion of our commercial organization, an increase of $4.0 million related to allocated facilities and information technology infrastructure costs, an increase of $1.3 million in professional service expenses related to marketing activities, and an increase of $1.1 million in travel expenses.
General and administrative expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
General and administrative	$23,645	$27,982	$(4,337)	(15)%
General and administrative expenses were $23.6 million for the nine months ended September 30, 2018 compared to $28.0 million for the nine months ended September 30, 2017, a decrease of $4.3 million, or 15%. This decrease was primarily due to compensation expenses of $9.7 million for the nine months ended September 30, 2017 as we repurchased common stock from certain executive officers, compared to compensation expenses of $0.2 million for the nine months ended September 30, 2018. The decrease was offset by an increase of $2.8 million in personnel-related costs, including a $0.3 million increase in stock-based compensation as we increased our headcount. We also had an increase of $1.8 million in professional service expenses related to outside legal, accounting, consulting and IT services.
Interest income

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Interest income	$2,932	$1,222	$1,710	140%
Interest income was $2.9 million for the nine months ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017, an increase of $1.7 million, or 140%. This increase was primarily due to a significant increase in cash, cash equivalents and marketable securities during the nine months ended September 30, 2018 primarily as a result of cash received from our Series E convertible preferred stock financing.
Interest expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Interest expense	$952	$2,398	$(1,446)	(60)%

Interest expense was $1.0 million for the nine months ended September 30, 2018 compared to $2.4 million for the nine months ended September 30, 2017, a decrease of $1.4 million, or 60%. This decrease was primarily due to the repayment of our debt in June 2017, partially offset by interest incurred on an obligation related to a royalty in connection with a license agreement entered into in January 2017.
Loss on debt extinguishment

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Loss on debt extinguishment	$—	$(5,075)	$5,075	(100)%
Loss on debt extinguishment was $5.1 million for the nine months ended September 30, 2017. There was no similar charge for the nine months ended September 30, 2018. This loss was due to our repayment in June 2017 of the outstanding principal balance and interest on our term loan and buyout of the associated royalty obligation prior to the loan’s maturity.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$4,587	$(915)	$5,502	(601)%
Other income (expense), net included a gain of $4.25 million for settlement of a commercial legal dispute for the nine months ended September 30, 2018. There was no similar charge or gain for the nine months ended September 30, 2017.
Other income (expense), net also included foreign currency exchange gains of $0.2 million for the nine months ended September 30, 2018 and foreign currency exchange losses of $0.9 million for the nine months ended September 30, 2017. This increase was primarily due to an obligation denominated in Euros in connection with a license agreement entered into in January 2017.
Provision for income taxes

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$3	$—	$3	*

*	Not meaningful
Provision for income taxes was very small for the nine months ended September 30, 2018 and 2017 due to the losses incurred by us. The net change was insignificant.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of September 30, 2018, we had an accumulated deficit of $255.7 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to expand our sales organization, increase our marketing efforts to drive market adoption of Guardant360 and GuardantOMNI tests, invest in clinical trials and develop new product offerings from our research programs, including LUNAR-1 and LUNAR-2. As demand for Guardant360 and GuardantOMNI tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements will also increase in order to build additional capacity. Moreover, following the completion of the IPO, we expect to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations.
We have funded our operations to date principally from the sale of convertible preferred stock, revenue from precision oncology testing and development service and the incurrence of indebtedness. As of September 30, 2018, we had cash and cash equivalents of $114.0 million and marketable securities of $160.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in marketable securities consisting of United States treasury securities and corporate bonds.
Based on our current business plan, we believe the net proceeds from the IPO, together with our current cash, cash equivalents and marketable securities and anticipated cash flow from operations, will be sufficient to meet our anticipated cash requirements over at least the next 12 months from the date of this report. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As revenue from precision oncology testing and development service is expected to grow, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.
If our available cash balances, net proceeds from the IPO and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this report, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017

	(unaudited)
	(in thousands)
Cash used in operating activities	$(45,647)	$(54,246)
Cash provided by (used in) investing activities	$44,660	$(74,591)
Cash provided by financing activities	$42,797	$281,612
Operating activities
Cash used in operating activities during the nine months ended September 30, 2018 was $45.6 million, which resulted from a net loss of $59.0 million, partially offset by non-cash charges of $9.0 million and net change in our operating assets and liabilities of $4.3 million. Non-cash charges primarily consisted of $5.0 million of depreciation and amortization and $4.3 million of stock-based compensation. The net change in our operating assets and liabilities was primarily the result of a $3.3 million increase in accounts payable, a $2.5 million increase in accrued compensation due to increased personnel, a $1.1 million increase in deferred rent, a $0.8 million increase in deferred revenue and a $0.5 million increase in accrued expenses and other current liabilities, partially offset by a $2.5 million increase in inventory due to higher testing volumes, and a $1.9 million increase in accounts receivable driven by higher sales to biopharmaceutical customers.

Cash used in operating activities during the nine months ended September 30, 2017 was $54.2 million, which resulted from a net loss of $68.2 million, partially offset by non-cash charges of $12.7 million and net change in our operating assets and liabilities of $1.2 million. Non-cash charges primarily consisted of $5.1 million of loss on debt extinguishment, $3.8 million of depreciation and amortization and $2.1 million of stock-based compensation, $0.9 million of unrealized translation losses on a royalty payable obligation denominated in Euros, $0.6 million of non-cash interest expense and $0.3 million of amortization of premium or discount on marketable securities. The net change in our operating assets and liabilities was primarily the result of a $3.3 million increase in accounts payable due to increases in operating activities to support growing revenue, a $2.0 million increase in deferred revenue, $1.8 million increase in accrued expenses and other current liabilities and a $1.2 million increase in accrued compensation due to increased personnel, partially offset by a $3.8 million increase in accounts receivable driven by higher sales to biopharmaceutical customers and $2.6 million increase in inventory due to higher testing volumes.
Investing activities
Cash provided by investing activities during the nine months ended September 30, 2018 was $44.7 million, which resulted primarily from maturities of marketable securities of $110.6 million, partially offset by purchases of marketable securities of $48.7 million and purchases of property and equipment of $17.3 million.
Cash used in investing activities during the nine months ended September 30, 2017 was $74.6 million, which resulted primarily from purchases of marketable securities of $119.7 million, purchases of property and equipment of $3.7 million and payment related to a license agreement of $1.1 million, partially offset by maturity of marketable securities of $49.9 million.
Financing activities
Cash provided by financing activities during the nine months ended September 30, 2018 was $42.8 million, which was primarily due to net proceeds from sale of equity interests in noncontrolling interests of $41.0 million.
Cash provided by financing activities during the nine months ended September 30, 2017 was $281.6 million, which was primarily due to proceeds from our issuances of Series E convertible preferred stock, net of issuance costs, of $319.5 million, partially offset by payment related to settlement of debt and buyout of royalty obligations of $25.8 million, repurchases of common stock of $7.2 million and repurchases of preferred stock of $5.3 million.
Contractual obligations and commitments
As of September 30, 2018, there have been no material changes to our contractual obligations and commitments as described in "Management's discussion and analysis of financial condition and results of operations" in the prospectus, dated October 3, 2018, for our IPO.
Net operating loss carryforwards
Utilization of the net operating loss, or NOL, carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. Current laws impose substantial restrictions on the utilization of NOL carryforwards and credits in the event of an “ownership change” within a three-year period as defined by the Internal Revenue Code Section 382, or Section 382. Under the newly enacted federal income tax law, federal NOL incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOL is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal income tax law. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have not performed a Section 382 analysis. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2016 and 2017. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2016 and 2017.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The reduction in the tax rate resulted in a $21.3 million reduction in net deferred tax assets. There was no impact on recorded deferred tax balances as the remeasurement of net deferred tax assets was offset by a change in valuation allowance for the same amount. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal income tax law.
Off-balance sheet arrangements
As of September 30, 2018, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical accounting policies and estimates
We have prepared our financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Revenue recognition
We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Criterion (i) is satisfied when we have an arrangement or contract in place. Criterion (ii) is satisfied when we deliver a test report corresponding to each sample, without further commercial obligations. Determination of criteria (iii) and (iv) are based on management’s judgments regarding whether the fee is fixed or determinable, and whether the collectability of the fee is reasonably assured. We recognize revenue from the sale of our precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians, if criteria (i) through (iv) above are met.
We recognize revenue on a cash basis when we cannot conclude that criteria (iii) and (iv) have been met. Most of precision oncology tests requested by clinical customers are sold without a contracted engagement with a third-party payer; therefore, we experience significant variability in collections and do not have sufficient history to establish a predictable pattern of payment. Because the price is not fixed or determinable and collectability is not reasonably assured, we recognize revenue on a cash basis for sales of our liquid biopsy tests to clinical customers where collection depends on a third-party payer or the individual patient. We use judgment in our assessment of whether the fee is fixed or determinable and whether collectability is reasonably assured in determining when to recognize revenue. Accordingly, we expect to recognize revenue on a cash basis for these clinical customers until we have sufficient history to reliably estimate payment patterns. Our precision oncology information services are delivered electronically, and as such there are no shipping or handling fees incurred by us or billed to customers.
Revenue from sales of our tests to biopharmaceutical customers are based on a negotiated price per test or on the basis of an agreement to provide certain testing volume, data access or biopharmaceutical research and development services over a defined period. We recognize the related revenue upon delivery of the test results, or over the period in which biopharmaceutical research and development services are provided, as appropriate.
Multiple-element arrangements
Contracts with biopharmaceutical customers can include precision oncology testing as well as various development services. Such contracts are primarily analyzed as multiple-element arrangements given the nature of the service deliverables. For development services performed, we are compensated in various ways, including: (i) through non-refundable regulatory and other developmental milestone payments; and (ii) through royalty and sales milestone payments. We perform development services as part of our normal activities. We record these payments as development services revenue in the statements of operations using a proportional performance model over the period which the unit of accounting is delivered or based on the level of effort expended to date over the total expected effort, whichever is considered the most appropriate measure of performance. For development of new products or services under these arrangements, costs incurred before technological feasibility is assured are included as research and development expenses in our statements of operations, while costs incurred thereafter are recorded as cost of development services.
For revenue arrangements with multiple deliverables, we evaluate each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has stand-alone value to the customer and whether a general right of return exists. In assessing whether an item has standalone value, we consider factors such as the research, development and commercialization capabilities of a third party and the availability of the associated expertise in the general marketplace. In addition, we consider whether the other party in the arrangement can use the other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered elements.
The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. We allocate the arrangement consideration following a hierarchy to determine the relative selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or BESP if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price, since we generally do not have VSOE or TPE of selling price for our units of accounting under multiple-element arrangements. In developing the BESP for a unit of accounting, we consider applicable market conditions and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. We use judgment in identifying the deliverables in our arrangements, assessing whether each deliverable is a separate unit of accounting, and in determining the best estimate of selling price for certain deliverables. We also use judgment in determining the period over which the deliverables are recognized in certain of our arrangements. Any amounts received that do not meet the criteria for revenue recognition are recorded as deferred revenue until such criteria are met.
We performed laboratory installation and maintenance services for one of our customers as part of a multiple-element arrangement entered into in 2017. We recognized certain revenue from our construction service deliverables in a multiple-element collaboration arrangement based on the completed-contract method. This method was used as we determined that we did not have the basis for estimating performance under the contract. Other construction service deliverables under that contract were recognized under the percentage-of-completion method due to our ability to make reasonably dependable estimates of the extent of progress toward contract completion. Construction services were completed in March 2018.
Milestones
We recognize payments that are contingent upon achievement of a substantive milestone in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can only be achieved based on our performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered substantive milestones. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Any contingent payment that becomes payable upon achievement of events that are not considered substantive milestones are allocated to the units of accounting previously identified at the inception of an arrangement when the contingent payment is received and revenue is recognized based on the revenue recognition criteria for each unit of accounting. Revenue from commercial milestone payments are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.
Variable interest entity
We review agreements we enter into with third party entities, pursuant to which we may have a variable interest in the entity, in order to determine if the entity is a variable interest entity, or VIE. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the statements of operations and financial condition of the VIE into our consolidated financial statements. Accounting for the consolidation is based on our determination if the VIE meets the definition of a business or and asset. Assets, liabilities and noncotnrolling interests, excluding goodwill, of VIEs that are not determined to be businesses are recorded at fair value in our financial statements upon consolidation. Assets and liabilities that we have transferred to a VIE, after, or shortly before the date we became the primary beneficiary are recorded at the same amount at which the assets and liabilities would have been measured if they had not been transferred. Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.
In connection with SoftBank’s purchase of our Series E convertible preferred stock, we entered into a joint venture agreement with an entity affiliated with SoftBank. In May 2018, we and SoftBank formed and capitalized the Joint Venture for the sale, marketing and distribution of our tests in the JV Territory. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa, with an initial focus on Japan. As of September 30, 2018, the Joint Venture is deemed to be a VIE and we are identified as the primary beneficiary of the VIE. Consequently, we have consolidated the financial position, results of operations and cash flows of the Joint Venture in our financial statements and all intercompany balances have been eliminated in consolidation.
The joint venture agreement also includes a put-call arrangement with respect to the shares of the Joint Venture held by SoftBank and its affiliates. Under certain specified circumstances and on terms specified in the joint venture agreement, SoftBank will have the right to cause us to purchase all shares of the Joint Venture held by SoftBank and its affiliates, and we will have a similar right to purchase all such shares.
The noncontrolling interest held by SoftBank contains embedded put-call redemption features that are not solely within our control and has been classified outside of permanent equity in our condensed consolidated balance sheets. The put-call feature embedded in the redeemable noncontrolling interest do not currently require bifurcation as it does not meet the definition of a derivative and is considered to be clearly and closely related to the redeemable noncontrolling interest. The noncontrolling interest is considered probable of becoming redeemable as SoftBank has the option to exercise its put right to sell its equity ownership in the Joint Venture to us on or after the seventh anniversary of the formation of the Joint Venture. We elected to recognize the change in redemption value immediately as they occur as if the put-call redemption feature were exercisable at the end of the reporting period. The carrying value of the redeemable noncontrolling interest is first adjusted for the earnings or losses attributable to the redeemable noncontrolling interest based on the percentage of the economic or ownership interest retained in the consolidated VIE by the noncontrolling parties, and then adjusted to equal to its redemption amount, or the fair value of the noncontrolling interest held by SoftBank, as if the redemption were to occur at the end of the reporting date.
Stock-based compensation
We measure stock-based compensation expense for stock options granted to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We account for stock-based compensation arrangements with non-employee consultants using a fair value approach. The estimated fair value of unvested options granted to non-employee consultants is remeasured at each reporting date through the date of final vesting. As a result, the noncash charge to operations for non-employee options with vesting conditions is affected in each reporting period by changes in the estimated fair value of our common stock.
We estimate the fair value of stock options granted to our employees and directors on the grant date, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions used to calculate the fair value of our stock options were:
Fair value of common stock
The fair value of the common stock underlying the stock options was determined by our board of directors, with input from management and independent third-party valuations, as discussed in “Common stock valuations” below.

Expected term
Our expected term represents the period that our stock options are expected to be outstanding and is determined using a simplified method (based on the midpoint between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.
Expected volatility
Prior to the commencement of trading of our common stock on the Nasdaq Global Select Market on October 4, 2018 in connection with our IPO, there was no active trading market for our common stock. Due to limited historical data for the trading of our common stock, expected volatility is estimated based on the average volatility for comparable publicly traded peer group companies in the same industry over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.
Risk-free interest rate
The risk-free interest rate is based on the U.S. treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.
Expected dividend yield
We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.
Black-Scholes assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model were as follows for our employee stock option grants for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

(unaudited)
Expected term (in years)	5.87 – 6.09	6.02 – 6.08	5.01 – 6.51	6.02 – 6.08
Expected volatility	69.7% – 70.2%	74.3% – 75.1%	68.7% – 72.5%	74.3% – 75.1%
Risk-free interest rate	2.7% – 2.9%	2.0% – 2.0%	2.5% – 2.9%	1.9% – 2.0%
Expected dividend yield	—%	—%	—%	—%
In 2016, we recognized stock-based compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates. As of January 1, 2017, we adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718) and elected to account for forfeitures as they occur rather than estimate expected forfeitures over the vesting period of the respective grant.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
As of September 30, 2018, we had unrecognized stock-based compensation of 16.1 million related to unvested employee stock options which is expected to be recognized over a weighted-average period of 2.9 years.
JOBS Act accounting election
We are an “emerging growth company” within the meaning of the Jumpstart Our Business Act of 2012, or JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the consummation of the IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Recent accounting pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness. As of September 30, 2018, we had cash and cash equivalents of 114.0 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities, U.S. government agency bonds and corporate bonds. As of September 30, 2018, we had short-term marketable securities of 157.4 million and long-term marketable securities of 3.0 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2018, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.8 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
We are also exposed to market risk for changes in interest rates related primarily to our royalty obligations and capital lease obligations. During the year ended December 31, 2017, we paid off our term loan and exercised a buy-out option of the royalty obligation. Our capital lease obligation bears a fixed interest rate. Therefore, we are not exposed to material risks from changes in interest rates on our outstanding indebtedness.
Foreign currency risk
The majority of our revenue is generated in the United States. Through September 30, 2018, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Our obligation related to a royalty denominated in Euros is subject to foreign currency risk. As of September 30, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates would result in a foreign exchange gains or losses of $0.7 million, on total cumulative balance of obligations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on effectiveness of controls and procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In November 2017, we filed separate lawsuits against Personal Genome Diagnostics, Inc. and Foundation Medicine, Inc. in the United States District Court for the District of Delaware, alleging that each has infringed a patent relating to our Digital Sequencing technology. We subsequently amended our original complaints in each case to assert infringement of three additional patents relating to our Digital Sequencing technology. In each lawsuit, we are seeking compensatory damages, injunctive relief and attorneys’ fees. Personal Genome Diagnostics and Foundation Medicine have asserted counterclaims of patent invalidity and non-infringement. In March 2018, Personal Genome Diagnostics, Inc. filed two petitions for post-grant review with the PTAB, challenging the patentability of two of the asserted patents. Prior to reaching a decision on the merits, the post-grant review petitions were dismissed with prejudice in July 2018. In November 2018, Foundation Medicine filed a petition for inter partes review with the PTAB, challenging the patentability of one of the asserted patents, which is pending.
We may be subject to other legal proceedings and claims in the ordinary course of business. We have received, and may from time to time, receive letters from third parties alleging patent infringement, violation of employment practices and trademark infringement. To date, there is no other existing material litigation to note, however, we may participate in future litigation to defend ourselves. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us because of diversion of management time and attention as well as the financial costs related to resolving such disputes.
The information under the caption “Commitments and Contingencies” in Note 8 of the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.
Risks related to our business and strategy
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the years ended December 31, 2016 and 2017 and the nine months ended September 30, 2018, we incurred net losses of $46.1 million, $83.2 million and $23.2 million, respectively. As of September 30, 2018, we had an accumulated deficit of $255.4 million. To date, we have financed our operations principally from the sale of convertible preferred stock, revenue from precision oncology testing and our development services and the incurrence of indebtedness. We have devoted substantially all of our resources to the development and commercialization of Guardant360 and GuardantOMNI and to research and development activities related to our LUNAR-1 and LUNAR-2 programs, including clinical and regulatory initiatives to obtain marketing approval and sales and marketing activities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Our current or future products may not achieve or maintain significant commercial market acceptance.
We believe our commercial success is dependent upon our ability to continue to successfully market and sell our liquid biopsy tests, Guardant360 and GuardantOMNI, to continue to expand our current relationships and develop new relationships with biopharmaceutical customers and to develop and commercialize new products based on our Guardant Health Oncology Platform. Our ability to achieve and maintain commercial market acceptance of our existing and future products will depend on a number of factors, including:

•	our ability to increase awareness of our tests and the benefits of liquid biopsy;

•	the rate of adoption and/or endorsement of our tests by clinicians, KOLs, advocacy groups and biopharmaceutical companies;

•	the timing and scope of any approval by the FDA for our tests;

•	our ability to obtain positive coverage decisions for our tests from additional commercial payers and to broaden the scope of indications included in such coverage decisions;

•
our ability to obtain reimbursement from government payers, including Medicare, which accounted for approximately 38% of our U.S. test volume in 2017 and during the nine months ended September 30, 2018, respectively;

•	the impact of our investments in product innovation and commercial growth;

•	negative publicity regarding ours or our competitors’ products resulting from defects or errors; and

•	our ability to further validate our technology through clinical research and accompanying publications.
We cannot assure you that we will be successful in addressing each of these criteria or other criteria that might affect the market acceptance of our products. If we are unsuccessful in achieving and maintaining market acceptance of our products, our business and results of operations will suffer.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	the level of demand for any approved products, which may vary significantly;

•	the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our products, which may change from time to time;

•	the volume and customer mix of our precision oncology testing;

•	the start and completion of projects in which our development services are utilized;

•	the introduction of new products or product enhancements by us or others in our industry;

•	coverage and reimbursement policies with respect to our products and products that compete with our products;

•	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	future accounting pronouncements or changes in our accounting policies;

•	developments or disruptions in the business and operations of our clinical, commercial and other partners; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
Additionally, it is difficult to predict the amount we are able to collect for our tests from commercial payers. We receive reimbursement for our tests from several commercial payers for whom we are not a participating provider. Because we are not contracted with these payers, they determine the amount they are willing to reimburse us for tests. We have provided testing services to patients with many cancer types and indications, serving nearly always as a non-participating provider through 2017. When we have received payment as a non-participating provider, the amounts, on average, were significantly lower than for participating providers. Even when these payers have paid a claim, they may elect at any time to review previously paid claims and determine the amount they paid was too much. In these situations, the payer will typically notify us of their decision and then offset whatever amount they determine they overpaid against amounts they owe us on current claims. We have limited abilities to dispute these retroactive adjustments and we cannot predict when, or how often, a payer might engage in these reviews. A significant amount of these offsets by one or more payers in any given quarter could have a material effect on our results of operations and cause them to fall below expectations or guidance we may provide.
The cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.
New product development involves a lengthy and complex process and we may be unable to develop or commercialize products from our LUNAR-1 or LUNAR-2 programs or any other products we may develop on a timely basis, or at all.
Products from our LUNAR-1 and LUNAR-2 programs will take time and considerable resources to develop, and we may not be able to complete development and commercialize them on a timely basis, or at all. There can be no assurance that the LUNAR-1 and LUNAR-2 programs will produce commercial products for recurrence detection, in the case of LUNAR-1, or for early detection of cancer, in the case of LUNAR-2. Before we can commercialize any new products, we will need to expend significant funds in order to:

•	conduct substantial research and development, including validation studies and clinical trials;

•	further develop and scale our laboratory processes to accommodate different products; and

•	further develop and scale our infrastructure to be able to analyze increasingly large amounts of data.
Our product development process involves a high degree of risk, and product development efforts may fail for many reasons, including:

•	failure of the product to perform as expected;

•	lack of validation data; or

•	failure to demonstrate the clinical utility of the product.
Our development plan involves using data and analytical insights generated from our current products as a force multiplier of returns on research and development investment in our LUNAR-1 and LUNAR-2 programs. However, if we are unable to generate additional data and insights, then we may not be able to advance these programs as quickly, or at all, or without significant additional investment.
As we develop products, we will have to make significant investments in product development, marketing and selling resources.

Our revenue is primarily generated from sales of our Guardant360 test and we are highly dependent on it for our success.
We began selling our Guardant360 test in the United States in 2014. Sales of our Guardant360 test accounted for primarily all of our revenue for the years ended December 31, 2016 and 2017 and for the nine months ended September 30, 2018. We expect that sales of our Guardant360 test will continue to account for the substantial majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of Guardant360 by our customers. Continued adoption and use of our Guardant360 test will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that supports the value of our tests and the inclusion of our tests in industry treatment guidelines. We cannot assure you that Guardant360 will continue to maintain or gain market acceptance, and any failure to do so would harm our business and results of operations.
If our products, or our competitors’ liquid biopsy-based products, do not meet the expectations of patients and our customers, our operating results, reputation and business could suffer.
Our success depends on the market’s confidence that we can provide reliable, high-quality precision oncology products that will improve clinical outcomes, lower healthcare costs and enable better biopharmaceutical development. We believe that patients, clinicians and biopharmaceutical companies are likely to be particularly sensitive to product defects and errors in the use of our products, including if our products fail to detect genomic alterations with high accuracy from samples or if we fail to list or inaccurately include certain treatment options and available clinical trials in our test report, and there can be no guarantee that our products will meet their expectations. Furthermore, if our competitors’ liquid-biopsy based products do not perform to expectations, it may result in lower confidence in liquid biopsy-based tests in general. As a result, the failure of our products or our competitors’ products to perform as expected could significantly impair our operating results and our reputation. We may be subject to legal claims arising from any defects or errors in our products.
If we are unable to support demand for Guardant360, GuardantOMNI and our future products, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage our anticipated growth, our business could suffer.
As our volume of test sales grows, we will need to continue to increase our workflow capacity for sample intake, customer service, billing and general process improvements, expand our internal quality assurance program and extend our platform to support comprehensive genomic analysis at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our precision oncology products. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facility to accommodate such required expansion.
As we commercialize additional products, we will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, and could damage our reputation and the prospects for our business.

If we cannot maintain our current relationships, or enter into new relationships, with biopharmaceutical companies, our revenue prospects could be reduced.
Biopharmaceutical customers collaborate with us for analysis of whole blood or plasma samples for multiple applications primarily to support clinical trials, including patient identification, companion diagnostics and retrospective testing. In the years December 31, 2016 and 2017 and the nine months ended September 30, 2018, revenue from our top five biopharmaceutical customers as measured by revenue accounted for 19.4%, 29.7% and 34.6% of our total revenue, respectively, with AstraZeneca PLC representing less than 10% in 2016, 13.4% in 2017 and 13.8% in the nine months ended September 30, 2018. The revenue attributable to our biopharmaceutical customers may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.
Our future success depends in part on our ability to maintain these relationships and to establish new relationships. Many factors have the potential to impact such collaborations, including the type of biomarker support required and our ability to deliver it and our biopharmaceutical customers’ satisfaction with our products or services and other factors that may be beyond our control. Furthermore, our biopharmaceutical customers may decide to decrease or discontinue their use of Guardant360 and GuardantOMNI due to changes in research and product development plans, failures in their clinical trials, financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control. In addition to reducing our revenue, the loss of one or more of these relationships may reduce our exposure to research and clinical trials that facilitate the collection and incorporation of new information into our platform.
We engage in conversations with biopharmaceutical companies regarding potential commercial opportunities on an ongoing basis. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful or that clinical studies conducted as part of the engagement will produce successful outcomes. Speculation in the industry about our existing or potential relationships with biopharmaceutical companies can be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and our business.
Our payer concentration may materially adversely affect our financial condition and results of operations.
We receive a substantial portion of our revenue from a limited number of third-party commercial payers, most of which have not contracted with us to be a participating provider. Revenue attributable to our largest commercial payer represented 18.7%, 12.5% and 10.2% of our total revenue in the years ended December 31, 2016 and 2017 and nine months ended September 30, 2018, respectively. If this payer were to significantly reduce, or cease to pay, the amount it reimburses us for tests we perform, or if it does not reach favorable coverage and reimbursement decisions for our tests, it could have a material adverse effect on our business, financial condition and results of operations. Historically, we have experienced situations where commercial payers proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payers have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. If our largest current commercial payers were to decide not to include us as a participating provider, cease paying us altogether, drastically reduce the amount they were willing to pay us or attempt to recover amounts they had already paid, it could cause significant fluctuations in our quarterly results and could harm our business and results of operations.
If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve and sustain profitability.
Growing understanding of the importance of biomarkers linked with therapy selection and response is leading to more companies offering services in genomic profiling. The promise of liquid biopsy is also leading to more companies attempting to enter the space and compete with us. Our main competition is from diagnostic companies with products and services to profile genes in cancers based on either single-marker or comprehensive genomic profile testing, based on next-generation sequencing in either blood or tissue.
Our competitors within the liquid biopsy space include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Roche Molecular Systems, Inc., Thermo Fisher Scientific Inc., Illumina, Inc., Personal Genome Diagnostics, Inc., Qiagen N.V. and Sysmex Inostics. In addition, GRAIL, Inc. and Natera Inc., among others, are developing early detection tests.

Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., as well as companies such as Foundation Medicine, Inc., Caris Life Sciences, Inc. and Myriad Genetics, Inc., that sell molecular diagnostic tests for cancer to physicians and have or may develop tests which compete with Guardant360 and GuardantOMNI. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
Some of our competitors and potential competitors may have longer operating histories; larger customer bases; greater brand recognition and market penetration; substantially greater financial, technological and research and development resources and selling and marketing capabilities; and more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests than we do or sell their tests at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-party payers are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development than we can. In addition, companies or governments that control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our tests, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.
In addition to developing kits, certain diagnostic companies also provide next-generation sequencing platforms that could be used for liquid biopsy testing. These include Illumina, Inc., Thermo Fisher Scientific Inc. and other companies developing next-generation sequencing platforms that are sold directly to biopharmaceutical companies, clinical laboratories and research centers. While many of the applications for these platforms are focused on research and development applications, each of these companies has launched and will continue to commercialize products focused on the clinical oncology market. These tests could include FDA-approved diagnostic kits, which can be sold to the clients who have purchased their platforms.
Furthermore, many companies are developing information technology-based tools to support the integration of next-generation sequencing testing into the clinical setting. These companies may also use their own tests or others to develop an integrated system which could limit access for Guardant to certain networks.
The sizes of the markets for our current and future products have not been established with precision, and may be smaller than we estimate.
Our estimates of the annual total addressable markets for our current products and products under development in our LUNAR-1 and LUNAR-2 programs are based on a number of internal and third-party estimates, including, without limitation, the number of patients with late-stage, solid tumor cancer, the number of individuals who are at a higher risk for developing cancer, and the assumed prices at which we can sell tests for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

The precision oncology industry is subject to rapid change, which could make our Guardant Health Oncology Platform and our products, including Guardant360, GuardantOMNI and other products we develop, obsolete.
Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product introductions and enhancements and evolving industry standards, all of which could make our current products and the other products we are developing obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of molecular information. We must continuously enhance our Guardant Health Oncology Platform and develop new products to keep pace with evolving standards of care. If we do not update our products to reflect new scientific knowledge about cancer biology, information about new cancer therapies or relevant clinical trials, our products could become obsolete and sales of our current products and any new products we develop could decline or fail to grow as expected.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
Since our inception, we have experienced rapid growth and anticipate further growth in our business operations. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, laboratory personnel, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.
We may not be able to maintain the quality or expected turnaround times of our products, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations.
We depend on our information technology systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting and our GuardantConnect software platform. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation and general administrative activities. In addition, our third-party billing and collections provider depends upon technology and telecommunications systems provided by outside vendors.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. For example, in the past few months, we identified security incidents involving unauthorized actors obtaining access to certain employee email accounts and sending phishing messages. Despite the precautionary measures we have taken in response to this incident and to prevent other unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting our comprehensive genomic analysis, preparing and providing reports to pathologists and oncologists, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.
We have limited experience in marketing and selling our products, and if we are unable to expand our sales organization to adequately address our customers’ needs, our business may be adversely affected.
We have limited experience in marketing and selling Guardant360 and GuardantOMNI. We may not be able to market, sell or distribute Guardant360, GuardantOMNI or other products we may develop effectively enough to support our planned growth. We sell to clinicians in the United States through our own sales organization and to biopharmaceutical companies through our business development team.
Our target market of physicians is a large and diverse market. As a result, we believe it is necessary for our sales representatives to have established oncology-focused expertise. Competition for such employees within the precision oncology industry is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.
Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.
Outside the United States, we established a joint venture with SoftBank for sales of our products throughout Asia, the Middle East and Africa. We share a measure of control of this joint venture, and if its sales and marketing efforts for our products in those regions are not successful, our business would be materially and adversely affected. In other regions, we sell our tests primarily through distributor relationships or direct contracts with hospitals. Locating, qualifying and engaging distribution partners and local hospitals with local industry experience and knowledge will be necessary to effectively market and sell our products outside the United States. We may not be successful in finding, attracting and retaining distribution partners or hospitals, or we may not be able to enter into such arrangements on favorable terms. Sales practices utilized by any such distribution parties that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts are not successful outside the United States, we may not achieve significant market acceptance for our products outside the United States, which would materially and adversely impact our business operations.
We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.
We rely on several sole suppliers, including Illumina, which supplies certain sequencers, equipment and other materials that we use in our laboratory operations, as well as separate sole suppliers for reagents and for blood tubes. An interruption in our laboratory operations could occur if we encounter delays or difficulties in securing these reagents, sequencers or other laboratory materials, and if we cannot then obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of the sequencers, and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations or the suppliers of our reagents or blood tubes could impact our supply chain and laboratory operations of our precision oncology platform and our ability to conduct our business and generate revenue.

We believe that there are only a few other equipment manufacturers that are currently capable of supplying and servicing the equipment necessary for our laboratory operations, including sequencers and various associated reagents. The use of equipment or materials furnished by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time-consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate Guardant360 and GuardantOMNI. There can be no assurance that we will be able to secure alternative equipment, reagents and other materials, and bring such equipment, reagents, and materials on line and revalidate them without experiencing interruptions in our workflow. In the case of an alternative supplier for Illumina, there can be no assurance that replacement sequencers and various associated reagents will be available or will meet our quality control and performance requirements for our laboratory operations. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and reagents we require for our products, our business, financial condition, results of operations and reputation could be adversely affected.
If our sole laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.
We currently derive the majority of our revenue from tests conducted at a single laboratory facility located in Redwood City, California. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for us to operate our Guardant Health Oncology Platform for some period of time. The inability to perform our tests or to reduce the backlog of analysis that could develop if our facility is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third-party, particularly in light of licensure and accreditation requirements. Even in the unlikely event we are able to find a third party with such qualifications to enable us to conduct our tests, we may be unable to negotiate commercially reasonable terms.
We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.
The loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians and salespeople could adversely affect our business.
Our success depends on the skills, experience and performance of key members of our senior management team, including Helmy Eltoukhy, our Chief Executive Officer, and AmirAli Talasaz, our President and Chief Operating Officer. The individual and collective efforts of these employees will be important as we continue to develop our platform and additional products, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers signed offer letters when first joining our company, but do not have employment agreements, and we cannot guarantee their retention for any period of time. We do not maintain “key person” insurance on any of our employees.
Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our headquarters in Redwood City, California. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified sales people. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

If we were to be sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our products could lead to the filing of product liability claims were someone to allege that our products identified inaccurate or incomplete information regarding the genomic alterations of the tumor or malignancy analyzed, reported inaccurate or incomplete information concerning the available therapies for a certain type of cancer or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.
We maintain product and professional liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, or cause current clinical partners to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our results of operations.
We are exposed to risks associated with our joint venture with SoftBank, and may not realize the advantages we expect from it.
We have a 50% ownership interest in a joint venture, Guardant Health AMEA, Inc., we formed with SoftBank in May 2018 to accelerate the commercialization of our products in Asia, the Middle East and Africa, with a near-term focus on Japan. However, our joint venture may not be successful in the timeframe we expect, or at all.
Additionally, SoftBank shares a measure of control over the operations of our joint venture. As a result, our investment in our joint venture involves risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint venture or SoftBank: has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; is in a position to take action contrary to our instructions, requests, policies or objectives; subjects our joint venture to liabilities exceeding those contemplated; takes actions that reduce our return on investment; or takes actions that harm our reputation or restrict our ability to run our business.
The joint venture agreement also includes a put-call arrangement. Under certain specified circumstances and on terms specified in the joint venture agreement, SoftBank will have the right to cause us to purchase all such shares of the joint venture, and we will have a similar right to purchase all such shares. Such circumstances include a material change in our business model, certain disagreements between SoftBank and us relating to the operation of the joint venture, on each anniversary of our initial public offering and upon a change in control of our company. We are permitted to pay the purchase price for those shares of the joint venture in cash or by issuing to SoftBank and its affiliates a promissory note or shares of our capital stock. In the event SoftBank exercises its put right, we will choose the form of consideration. In the event we exercise our call right, SoftBank will choose the form of consideration.
We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and additional joint ventures that leverage our Guardant Health Oncology Platform and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.
International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
We currently have limited international operations, but our business strategy incorporates potentially significant international expansion, including through our joint venture with SoftBank, which we formed to accelerate the commercialization of our products in Asia, the Middle East and Africa, with a near-term focus on Japan.
We plan to maintain distributor relationships, to conduct physician and patient association outreach activities, to extend laboratory capabilities and to expand payer relationships outside of the United States, both directly and through our joint venture. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us, our distributors or our joint venture with SoftBank to obtain regulatory approvals for the use of our products in various countries;

•	additional potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payer reimbursement regimes, government payers, or patient self-pay systems;

•	logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to conduct our molecular tests locally;

•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.
International customers may currently order Guardant360 and GuardantOMNI, either directly from us or through our joint venture with SoftBank, and we are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell Guardant360 and GuardantOMNI internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the medical device and biopharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.
Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.
We may need to raise additional capital to fund our existing operations, develop our platform, commercialize new products or expand our operations.
Based on our current business plan, we believe the net proceeds from the IPO, together with our current cash, cash equivalents and marketable securities and anticipated cash flow from operations, will be sufficient to meet our anticipated cash requirements over at least the next 12 months from the date of this report. If our available cash balances, net proceeds from the IPO and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from commercial third-party payers and government payers or other risks described in this report, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	increase our sales and marketing efforts to drive market adoption of Guardant360 and GuardantOMNI and address competitive developments;

•	fund development and marketing efforts of products from our LUNAR-1 or LUNAR-2 programs or any other future products;

•	expand our technologies into other types of cancer management and detection products;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our rate of progress in establishing payer coverage and reimbursement arrangements with domestic and international commercial third-party payers and government payers;

•	the cost of expanding our laboratory operations and offerings, including our sales and marketing efforts;

•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of and reimbursement for Guardant360 and GuardantOMNI;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us.
We are dependent on third parties for the collection of blood samples for our tests.
We rely on third-party phlebotomy providers, including physician offices, to collect blood samples for our tests. Our current third-party phlebotomy providers may refuse to continue to collect samples for us in the future, in particular if they have agreements or arrangements with one of our competitors to collect samples for their tests, or if the phlebotomy provider is owned or controlled by a laboratory that offers tests that compete with ours. There has been a trend towards consolidation of independent phlebotomy providers. Our competitors have and may in the future acquire independent phlebotomy providers, who may then terminate their relationships with us. If our patients are unable to readily access a phlebotomy provider to collect a blood sample for our tests, we may be unable to compete effectively with other laboratories that have greater access to phlebotomy providers and our business, financial condition and results of operations may be harmed.

In addition, if third-party phlebotomy providers fail to adequately and properly obtain and collect viable blood samples from patients and to properly package and ship the samples to us, our patients and their physicians may experience problems and delays in receiving test results, which could lead to dissatisfaction with our tests, therefore harming our reputation and adversely affecting our business, financial condition and results of operations. Similarly, our contracts with third-party phlebotomy providers to collect blood could be scrutinized under federal and state healthcare laws such as the federal Anti-Kickback Statute, or AKS, and the federal prohibition against physician self-referral law, or Stark Law, to the extent these services provide a financial benefit or relieve a financial burden for a potential referral source, or are subsequently found not to be for fair market value. If our operations are found to be in violation of any of these laws and regulations, we may be subject to administrative, civil and criminal penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations, any of which could harm our reputation and adversely affect our business, financial condition and results of operations.
We rely on commercial courier delivery services to transport samples to our laboratory facility in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.
Our business depends on our ability to quickly and reliably deliver test results to our customers. Blood samples are typically received within days from the United States and outside the United States for analysis at our Redwood City, California facility. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons could adversely affect specimen integrity and our ability to process samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.
We have not yet determined the consequences to our business of the Tax Cuts and Jobs Act, which could increase our future U.S. tax expense. For example, the new tax laws impose a reduction to the maximum deduction allowed for NOLs generated in tax years beginning after December 31, 2017, but allow such NOLs to be carried forward indefinitely. These changes may adversely affect our future cash flows.
Risks related to government regulation
We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenue, adversely affect our results of operations and financial condition and harm our business.
The clinical laboratory testing industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely to us in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to test ordering, documentation of tests ordered, billing practices and claims payment and/or regulatory agencies enforcing those laws and regulations;

•	federal and state fraud and abuse laws;

•	federal and state laboratory anti-mark-up laws;

•	coverage and reimbursement levels by Medicare, Medicaid, other governmental payers and private insurers;

•	restrictions on coverage of and reimbursement for tests;

•	federal and state laws governing laboratory testing, including CLIA, and state licensing laws;

•	federal and state laws and enforcement policies governing the development, use and distribution of diagnostic medical devices, including laboratory developed tests, or LDTs;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	federal and state Occupational Safety and Health Administration rules and regulations; and

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state data privacy laws.
In particular, the laws and regulations governing the marketing of clinical laboratory tests are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. For example, some of our clinical laboratory tests are, or may in the future be, actively regulated by the FDA pursuant to the medical device provisions of the Federal Food, Drug and Cosmetic Act, or FDCA. The FDA defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Our clinical laboratory tests are in vitro diagnostic products that are considered by the FDA to be medical devices. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, design, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. If we do not comply with these requirements or later become subject to these requirements and fail to adequately comply, our business operations may be harmed.
Our tests are currently marketed as LDTs, and future changes in FDA enforcement discretion for LDTs could subject our operations to much more significant regulatory requirements.
The FDA has a policy of enforcement discretion with respect to LDTs whereby the FDA does not actively enforce its regulatory requirements for such tests. However, the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. If there are changes in FDA policy, we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop. This may increase the cost of conducting, or otherwise harm, our business. Even if FDA does not modify its policy of enforcement discretion, the FDA may disagree that we are marketing our LDTs within the scope of its policy of enforcement discretion and may impose significant regulatory requirements.
We currently market our Guardant360 test as an LDT. While we believe that we are currently in material compliance with applicable laws and regulations as historically enforced by the FDA, we cannot assure you that the FDA will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.

In addition, on July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, FDA issued two draft guidances, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs).” The Framework Guidance stated that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Thus, pursuant to the Framework Guidance, the FDA planned to begin to enforce its medical device requirements, including premarket submission requirements, on LDTs that have historically been marketed without FDA premarket review and oversight. Although the FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give congressional authorizing committees the opportunity to develop a legislative solution, the FDA could ultimately modify its current approach to LDTs in a way that would subject our products marketed as LDTs to the enforcement of regulatory requirements. If and when such changes to the regulatory framework occur, we could for the first time be subject to enforcement of regulatory requirements as a device manufacturer such as registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs, we may be required to obtain premarket clearance or approval for our Guardant360 and any other products we plan to commercialize as an LDT.
There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business
Before we begin to label and market our products for use as clinical diagnostics in the United States, including as companion diagnostics, we may be required to obtain FDA either 510(k) clearance or PMA from the FDA, unless an exemption applies or FDA exercises its enforcement discretion and refrains from enforcing its requirements. For example, the FDA has a policy of refraining from enforcing its medical device requirements with respect to LDTs which the FDA considers to be a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory. Although we market our Guardant360 test as an LDT pursuant to FDA’s policy of enforcement discretion, we intend to seek approval of Guardant360 through a PMA and may pursue approval of other tests we develop and offer.
The process of obtaining PMA approval is much more rigorous, costly, lengthy and uncertain than the 510(k) clearance process. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.
The FDA’s 510(k) clearance process usually takes from three to 12 months from submission, but may last longer. The process of obtaining a PMA generally takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances would have a material adverse effect on our business, financial condition and prospects.
The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA that our products are safe or effective for their intended uses;

•	the disagreement of the FDA with the design, conduct or implementation of our clinical trials or the analysis or interpretation of data from pre-clinical studies or clinical trials;

•	serious and unexpected adverse device effects experienced by participants in our clinical trials;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

•
an advisory committee, if convened by the FDA, may recommend against approval of our PMA or other application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the FDA may still not approve the product;

•	the FDA may identify deficiencies in our marketing application, and in our manufacturing processes, facilities or analytical methods or those of our third-party contract manufacturers;

•
the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval; and

•	the FDA or foreign regulatory authorities may audit our clinical trial data and conclude that the data is not sufficiently reliable to support a PMA application.
If we are unable to obtain approval for any tests for which we plan to seek approval, our business may be harmed.
Modifications to our FDA-cleared or approved products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
For any product approved pursuant to a PMA, we are required to seek supplemental approval for many types of changes to the approved product. The FDA requires manufacturers in the first instance to determine whether a PMA supplement or other regulatory filing is needed or whether the change may be reported via the PMA Annual Report. Similarly, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary.
If the FDA disagrees with our determination and requires us to seek new PMA approvals or 510(k) clearances for modifications to our previously approved or cleared products for which we have concluded that new approvals or clearances are unnecessary, we may be required to cease marketing or distribution of our products or to recall the modified product until we obtain approval or clearance, and we may be subject to significant regulatory fines or penalties.
If third-party payers, including commercial payers and government healthcare programs, do not provide coverage of, or adequate reimbursement for, our tests, our commercial success will be negatively affected.
Our revenue depends on achieving broad coverage and reimbursement for our tests from payers, including both commercial and government payers. If payers do not provide coverage of, or do not provide adequate reimbursement for, a substantial portion of the price of our tests, we may need to seek payment from the patient, which may adversely affect demand for our tests. Coverage determinations by a payer may depend on a number of factors, including but not limited to a payer’s determination that a test is appropriate, medically necessary or cost-effective. If we are unable to provide payers with sufficient evidence of the clinical utility and validity of our test, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenues and our ability to succeed. To the extent that more competitors enter our markets, the availability of coverage and the reimbursement rate for our tests may decrease as we encounter pricing pressure from our competitors.
Since each payer makes its own decision as to whether to establish a policy to cover our tests, enter into a contract with us and set the amount it will reimburse for a test, these negotiations are a time-consuming and costly process, and they do not guarantee that the payer will provide adequate coverage or reimbursement for our tests. In addition, the determinations by a payer whether to cover our test and the amount it will reimburse for them are often made on an indication-by-indication basis. In cases where there is no coverage policy or we do not have a contracted rate for reimbursement as a participating provider, the patient is typically responsible for a greater share of the cost of the test, which may result in further delay of our revenue, increase our collection costs or decrease the likelihood of collection. Our financial assistance program for indigent patients under which we provide tests without charge to certain uninsured low-income patients, the Guardant Access Fee Assistance Program, may result in payers requiring us to provide evidence of eligibility of such patients to pay reduced out of pocket amounts.

Our claims for reimbursement from payers may be denied upon submission, and we may need to take additional steps to receive payment, such as appealing the denials. Such appeals and other processes are time-consuming and expensive, and may not result in payment. Payers may perform audits of historically paid claims and attempt to recoup funds years after the funds were initially distributed if the payers believe the funds were paid in error or determine that our tests were medically unnecessary. If a payer audits our claims and issues a negative audit finding, and we are not able to overturn the audit findings through appeal, the recoupment may result in a material adverse effect on our revenue. Additionally, in some cases commercial payers for whom we are not a participating provider may elect at any time to review claims previously paid and determine the amount they paid was too much. In these situations, the payer will typically notify us of their decision and then offset whatever amount they determine they overpaid against amounts they owe us on current claims. We do not have a mechanism to dispute these retroactive adjustments and we cannot predict when, or how often, a payer might engage in these reviews.
Although we are an in-network participating provider with some commercial health plans, including Cigna, Blue Cross Blue Shield of Illinois, Blue Cross Blue Shield of South Carolina and Blue Cross Blue Shield of Massachusetts, certain large, national commercial payers, including Anthem, Aetna and Humana, have issued non-coverage policies that treat both tissue and liquid CGP testing, including Guardant360, as experimental or investigational at this time. If we are not successful in obtaining coverage from payers, in reversing existing non-coverage policies, or if other third-party payers issue similar non-coverage policies, this could have a material adverse effect on our business and operations.
In March 2018, CMS issued the NGS Decision Memorandum for Medicare beneficiaries with advanced cancer. In the NGS Decision Memorandum, CMS states that such tests are reasonably necessary and covered nationally, when: (1) performed in a CLIA-certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. The NGS Decision Memorandum also states that each Medicare Administrative Contractor may determine coverage of other next generation sequencing tests for patients with advanced cancer only when the test is performed by a CLIA-certified laboratory, ordered by a treating physician and the patient meets the same clinical and treatment criteria required of nationally covered next generation sequencing tests under the NGS Decision Memorandum.
In July 2018, Palmetto GBA, the Medicare Administrative Contractor, or MAC, responsible for administering MolDx, issued a local coverage determination, or LCD, for Guardant360 for non-small cell lung cancer patients who meet certain clinical criteria. We worked with Palmetto GBA to obtain this positive coverage decision through the submission of a detailed dossier of analytical and clinical data to substantiate that the test meets Medicare’s medical necessity requirements. Noridian Healthcare Solutions, the MAC responsible for adjudicating claims in California, where our laboratory is located, is a participant in MolDx, and recently finalized its LCD for Guardant360. In September 2018, Palmetto GBA notified us that the contractor had set the reimbursement rate for Guardant360 at $3,500 per test. In September 2018 we began to submit claims to Medicare for reimbursement for clinical tests for Medicare beneficiaries covered under the LCD and in October 2018 we began to receive payments from Medicare for these clinical tests.
Under Medicare, payment for laboratory tests like ours is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS were required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), commercial payer payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. When we begin billing Medicare for our tests, we expect to be subject to reporting requirements under PAMA. For tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are based upon these reported commercial payer rates. If we are unable to obtain and maintain adequate reimbursement rates from commercial payers, this may adversely affect our Medicare rate. We do not believe that our tests meet the current definition of advanced diagnostic laboratory tests, and therefore we believe we will be required to report commercial payer rates for our tests every three years. It is unclear what impact new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations or cash flows.

The U.S. federal government continues to show significant interest in pursuing health care reform and reducing health care costs. Similarly, commercial third-party payers may seek to reduce costs by reducing coverage or reimbursement for our tests. Any government-adopted reform measures or changes to commercial third-party payer coverage and reimbursement policies could cause significant pressure on the pricing of, and reimbursement for, health care products and services, including our tests, which could decrease demand for our tests, and adversely affect our sales and revenue.
In addition, some payers have implemented, or are in the process of implementing, laboratory benefit management programs, often using third-party benefit managers to manage these programs. The stated goals of these programs are to help improve the quality of outpatient laboratory services, support evidence-based guidelines for patient care and lower costs. The impact on laboratories, such as ours, of active laboratory benefit management by third parties is unclear, and we expect that it would have a negative impact on our revenue in the short term. It is possible that payers will resist reimbursement for tests that we offer, in favor of less expensive tests, may require pre-approval for our tests or may impose additional pricing pressure on and substantial administrative burden for reimbursement for our tests. We expect to continue to focus substantial resources on increasing adoption of, and coverage and reimbursement for, our current tests and any future tests we may develop. We believe it may take several years to achieve broad coverage and adequate contracted reimbursement with a majority of payers for our tests. However, we cannot predict whether, under what circumstances, or at what payment levels payers will cover and reimburse our tests. If we fail to establish and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue could be harmed and our future prospects and our business could suffer.
Our products may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.
The FDA has the authority to require the recall of commercialized products that are subject to FDA regulation in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious, adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. If we obtain FDA approval for one of our tests, a government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
If we initiate a correction or removal for one of our devices, issue a safety alert or undertake a field action or recall to reduce a risk to health posed by the device, this could lead to increased scrutiny by the FDA and our customers regarding the quality and safety of our tests and to negative publicity, including FDA alerts, press releases or administrative or judicial actions. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders, which would harm our reputation.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
Our ongoing research and development and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting pre-and post-market clinical studies of some of our tests. In the future we may conduct clinical trials to support approval of new products. Clinical studies may need to be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical studies may ultimately be used to support marketing authorization for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities and notified bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our tests are safe and effective for the proposed indicated uses, which could cause us to abandon development of our tests and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, may impact our ability to commercialize our tests and generate revenues.
Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.
We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials, and would control only certain aspects of their activities. Nevertheless, we would be responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties would not relieve us of our regulatory responsibilities. We and our third-party contractors are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA, and comparable regulations enforced by foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated.
Many of these factors would be beyond our control. We may not be able to undertake additional trials, repeat trials or enter into new arrangements with third parties without undue delays or considerable expenditures. If there are delays in testing or clearances or approvals as a result of the failure to perform by third parties, our research and development costs would increase and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests, or to achieve sustained profitability.
Our “research use only” products for the life sciences market could become subject to more onerous regulation by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our life sciences business and results of operations.
In the United States, our GuardantOMNI product is currently labeled and sold for research use only, or RUO, and not for the clinical diagnostic purposes. We sell this product to a variety of parties, including biopharmaceutical companies. Because such products are not intended for use in clinical practice, and the products cannot include clinical or diagnostic claims, they are exempt from many regulatory requirements otherwise applicable to medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices.

A significant change in the laws governing RUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only,” or the RUO Guidance, which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as an LDT is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, is in conflict with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO status held by the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which would reduce our revenues, increase our costs and adversely affect our business, prospects, results of operations and financial condition.
In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.
Even if we receive FDA approval of Guardant360 or any of our other product candidates, we will continue to be subject to extensive FDA regulatory oversight.
Medical devices are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. If any of our products are approved by the FDA, we will be required to timely file various reports. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data from the post-approval study, become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of medical devices to ensure that the claims made are consistent with the applicable marketing authorizations, that there are adequate and reasonable data to substantiate the claims and that the promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are false, misleading, not substantiated or not permissible, we may be subject to enforcement actions, including Warning Letters, and we may be required to revise our promotional claims and make other corrections or restitutions.
The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	customer notifications or repair, replacement or refunds;

•	refusing our requests for 510(k) clearance or PMA approvals or foreign regulatory approvals of new products, new intended uses or modifications to existing products;

•	withdrawals of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;

•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

•	criminal prosecution.
Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.
In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of medical devices and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these executive actions, will be implemented, and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Failure to comply with federal, state and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. Any testing subject to CLIA regulation must be performed in a CLIA certified lab. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as commercial payers, for our tests. We have a current CLIA certificate to conduct our tests at our clinical reference laboratory in Redwood City. To maintain this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time.
We are also required to maintain a California clinical laboratory license to conduct testing in California. California laboratory laws establish standards for day-to-day operation of our clinical laboratory in Redwood City, California, including the training and skills required of personnel and quality control. In addition, some other states require our California laboratory to be licensed in the state in order to test specimens from those states. In addition to California, our laboratory is licensed by Florida, Maryland, Pennsylvania, Rhode Island and New York. Other states may have similar requirements or may adopt similar requirements in the future. Although we have obtained licenses from states where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future.

In order to test specimens from New York, LDTs must be approved by the New York State Department of Health, or NYSDOH, on a product-by-product basis before they are offered, and the Guardant360 has been approved by NYSDOH. We are subject to periodic inspection by the NYSDOH and are required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identified any non-compliance and we are unable to implement satisfactory corrective actions to remedy such non-compliance, the State of New York could withdraw approval for our tests. We will need to seek NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming and subject us to significant and unanticipated delays.
The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. In 2014, we obtained CAP accreditation for our Redwood City, California laboratory, and the laboratory is surveyed for compliance with CAP standards every two years in order to maintain accreditation. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.
Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including suspension, limitation or revocation of our CLIA certificate and/or state licenses, imposition of a directed plan of action, onsite monitoring, civil monetary penalties, criminal sanctions and revocation of the laboratory’s approval to receive Medicare and Medicaid payment for its services, as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing clinical laboratory licensure or our failure to renew our CLIA certificate, a state or foreign license or accreditation, could have a material adverse effect on our business, financial condition and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

We are subject to numerous federal and state healthcare statutes and regulations; complying with laws pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties and a material adverse effect to our business and operations.
Our operations are subject to other extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•
the AKS, which prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind (e.g. provision of free blood sample tubes), in return for or to induce such person to refer an individual, or to purchase, lease, order, arrange for or recommend purchasing, leasing or ordering, any good, facility, item or service that is reimbursable, in whole or in part, under a federal healthcare program. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value, including stock or stock options, and phlebotomy kits. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce referrals, purchases or recommendations of covered items or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated. Moreover, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are also subject to civil monetary penalties of up to $74,792 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act, or FCA. Violations of the AKS may also result in civil and criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to ten years, and exclusion from Medicare, Medicaid or other governmental programs. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•
the Stark Law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program, including laboratory and pathology services, if the physician or an immediate family member of the physician has a financial relationship with the entity providing the designated health services and prohibits that entity from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $24,253 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $161,692 for a circumvention scheme;

•
federal and state “Anti-Markup” rules, which, among other things, typically prohibit a physician or supplier billing for clinical lab tests from marking up the price of a purchased test performed by another laboratory or supplier that does not “share a practice” with the billing physician or supplier;

•
the federal false claims laws, which impose liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Private individuals can bring FCA “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in federal healthcare programs;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies. Violations can result in civil monetary penalties of up to $15,270 for each wrongful act;

•
the federal Physician Sunshine Act, which requires certain manufacturers of drugs, biologicals, and kits, medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•
the HIPAA fraud and abuse provisions, which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private insurers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, also as amended, which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of protected health information, or PHI and other state health information privacy and data breach notification laws;

•
other federal and state fraud and abuse laws, such as state anti-kickback, self-referrals, false claims and anti-markup laws, any of which may extend to services reimbursable by any payer, including private insurers;

•
state laws that prohibit other specified practices, such as billing physicians for tests that they order or providing tests at no or discounted cost to induce physician or patient adoption; insurance fraud laws; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payers employing, exercising control over or splitting professional fees with licensed professionals in violation of state laws prohibiting fee splitting or the corporate practice of medicine and other professions; and

•	similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.
Efforts to ensure that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws.
Federal and state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, unlawful trade practices, kickbacks, patient inducement and statutory or common law fraud restrict the provision of items or services for free or at reduced charge to government health care program beneficiaries. Such state laws may also restrict the provision of items or services for free or at a reduced charge to non-government health care program beneficiaries. These laws and regulations relating to the provision of items or services for free are complex and are subject to interpretation by the courts and by government agencies.

To the extent our business operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including current or future collaborators, are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also affect our business.
As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the AKS. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.
Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and other professions and from employing or engaging physicians and other professionals to practice medicine, generally referred to as the prohibition against the corporate practice of medicine and the professions, which could include physician laboratory directors. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed professional. For example, California’s Medical Board has indicated that determining the appropriate diagnostic tests for a particular condition and taking responsibility for the ultimate overall care of a patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against the business corporation and/or the professional through licensure proceedings and criminal penalties.
The growth of our business and our expansion outside of the United States may increase the potential of violating similar foreign laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Any of the foregoing consequences could seriously harm our business and our financial results.
Our billing, collections and claims processing activities are complex and time-consuming, and any delay in transmitting and collecting claims or failure to comply with applicable billing requirements, could have an adverse effect on our future revenue.
Billing for our tests is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, such as insurance companies and patients, all of which may have different billing requirements. We may face increased risk in our collection efforts, including long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, results of operations and financial condition. Several factors make the billing process complex, including:

•	differences between the list price for our tests and the reimbursement rates of payers;

•	compliance with complex federal and state regulations related to billing government healthcare programs, including Medicare and Medicaid, to the extent our tests are covered by such programs;

•	differences in coverage among payers and the effect of patient co-payments or co-insurance;

•	differences in information and billing requirements among payers;

•	changes to codes and coding instructions governing our tests;

•	incorrect or missing billing information; and

•	the resources required to manage the billing and claims appeals process.
These billing complexities and the related uncertainty in obtaining payment for our tests could negatively affect our revenue and cash flow, our ability to achieve profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payers on a timely basis, or if we fail to comply with applicable billing requirements, it could have an adverse effect on our revenue and our business.
In addition, the coding procedure used by third-party payers to identify various procedures, including our test, is complex, does not adapt well to the genetic tests we perform and may not enable coverage and adequate reimbursement rates for our tests. Third-party payers require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology, or CPT, code. The CPT code set is maintained by the American Medical Association, or AMA. In cases where there is not a specific CPT code to describe a test, such as with Guardant360, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. PAMA authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes to facilitate implementation of this section of PAMA. In addition, CMS may assign unique level II HCPCS code to tests that are not already described by a unique CPT code. If we obtain FDA clearance or approval for one of our products, we must apply to the AMA or CMS to request issuance of a new CPT or level II HCPCS code, respectively, that specifically describes our test. New CPT and HCPCS codes may be issued on a quarterly basis. Commercial payer acceptance of the new CPT or HCPCS code could be delayed, and establishment of the new code could result in a decrease in reimbursement for Guardant360, both of which could potentially reduce revenue from commercial and future government payers.
Because the current coding for our products does not describe a specific test, the insurance claim must be examined to determine what test was provided, whether the test was appropriate and medically necessary, and whether payment should be rendered, which may require a letter of medical necessity from the ordering physician. This process can result in a delay in processing the claim, a lower reimbursement amount or denial of the claim. As a result, obtaining approvals from third-party payers to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process and we may never be successful.
Changes in health care policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our tests.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, became law. This law substantially changed the way health care is financed by both commercial payers and government payers, and significantly impacted our industry. Since 2016 there have been efforts to repeal all or part of the ACA, and the current Presidential Administration and the U.S. Congress have taken action to roll back certain provisions of the ACA. For example, the Tax Cuts and Jobs Act, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. The current Presidential Administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.
The ACA contained a number of provisions expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which will impact existing state and federal health care programs and will result in the development of new programs. For instance, the ACA required each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and began to apply to sales of taxable medical devices after December 31, 2012. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020.

The taxes imposed by the ACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us and lower reimbursement by payers for our tests, any of which may have a material adverse impact on our business, financial condition, results of operations or cash flows.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken.
We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payers, including commercial payers and government payers.
Our collection, use and disclosure of individually identifiable information, including health and/or employee information, is subject to state, federal and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, is a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to ‘‘unfairness’’ and ‘‘deception,’’ as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose audience and customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, retention, disclosure or security of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.
Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; HIPAA; and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number, may change frequently and sometimes conflict.
HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including PHI by health plans, certain healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI.
Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include civil monetary penalties of up to $55,910 per violation, not to exceed $1.68 million per calendar year for each provision of HIPAA that is violated and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in findings of violations of multiple provisions, leading to possible penalties in excess of $1.68 million for violations in a single year. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, or personally identifiable information along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.
In addition, the interpretation and application of consumer, health-related, and data protection laws, especially with respect to genetic samples and data, in the United States, the European Union, or the EU, and elsewhere are often uncertain, contradictory, and in flux. We operate or may operate in a number of countries outside of the United States whose laws may in some cases be more stringent than the requirements in the United States. For example, EU member countries have specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the United States. In addition, some countries have stricter consumer notice and/or consent requirements relating to personal data collection, use or sharing, more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights. Moreover, international privacy and data security regulations may become more complex and have greater consequences. For instance, as of May 25, 2018, the General Data Protection Regulation, or GDPR, has replaced the Data Protection Directive with respect to the collection and use of personal data of data subjects in the EU. The GDPR applies extra territorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU Member States may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, as the GDPR has recently come into effect, enforcement priorities and interpretation of certain provisions are still unclear. To comply with the new data protection rules imposed by GDPR we may be required to put in place additional mechanisms ensuring compliance and other substantial expenditures. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition and results of operations.
European data protection law also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the EU in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators, as well as current challenges to these mechanisms in the European courts.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state and foreign enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store sensitive data, including PHI, personally identifiable information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. We also communicate sensitive data, including patient data, telephonically, through our website, through facsimile, through integrations with third-party electronic medical records and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including research and development information, patient data, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf.
The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as HIPAA or HITECH, and regulatory penalties. Notice of breaches may be required to affected individuals, the Secretary of the Department of Health and Human Services or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analysis, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.

For example, in July 2018, we identified a security incident involving an unauthorized actor obtaining access to an employee email account and sending phishing messages. We engaged an independent cybersecurity firm to conduct an investigation of this incident, and while the forensic investigation is still ongoing, it appears that a total of seven such incidents have occurred over the past few months. These incidents have resulted in the unauthorized access of certain information relating to an aggregate of approximately 1,700 individuals. For approximately 1,100 of these individuals, the information accessed included PHI and primarily consisted of patients’ names, contact information, birth dates, medical diagnosis codes and, in a very limited number of cases, Social Security numbers. For the remaining individuals, information accessed did not include PHI and primarily consisted of Social Security numbers and certain other personal financial information, and credit card information in one of the incidents. We have provided or will be providing timely notices to the U.S. Department of Health and Human Services, certain state regulators and certain credit agencies, as applicable, as well as to the individuals affected. As a result of these incidents, we may also be subject to penalties, such as those described above, as well as other internal and external costs, including those relating to mitigation of the incident. We continue to analyze the information that was accessed and are implementing additional security measures to help prevent future unauthorized access to our systems and the data we maintain, but we cannot guarantee that additional incidents will be avoided. In addition, because the independent cybersecurity firm’s investigation only analyzed our email accounts dating back to February 2018 (the time period for which security logs were available in our email software), we cannot assure you that no similar incidents took place before that time.
Risks related to our intellectual property
If we are unable to obtain and maintain sufficient intellectual property protection for our technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive.
As is the case with other biotechnology companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, particularly patents, in the United States and other countries with respect to our products and technologies. We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing biotechnology patents is costly, time-consuming and complex, and we may fail to apply for patents on important products, services and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

We have numerous U.S. patents and pending U.S. patent applications, with foreign counterparts. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. Some of our patents are being challenged at the United States Patent and Trademark Office, or USPTO, in post-grant proceedings, and some of our patents, licensed patents or patent applications may be challenged at a future point in time. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. We have challenged and may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for analyzing or comparing DNA sequences.
In particular, the patent positions of companies engaged in the development and commercialization of genomic diagnostic tests, like our Guardant360 and GuardantOMNI assay, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature is uncertain, and it is possible that certain aspects of genetic diagnostics tests would be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.
Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. We may not develop additional proprietary products, methods and technologies that are patentable.
Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Issued patents covering our products could be found invalid or unenforceable if challenged.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) have been, are being or may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
We may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we have and may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.
We and our licensing partners have initiated, are currently involved in, and may in the future initiate or become involved in legal proceedings against a third party to enforce a patent covering one of our products. In such proceedings, the defendant could counterclaim that the patent covering our product is invalid or unenforceable. For example, we filed separate infringement suits against Foundation Medicine, Inc. and Personal Genome Diagnostics, Inc., alleging that each infringed patents related to our Digital Sequencing technology. For more information on our current legal proceedings, please see “Part II, Item 1. Legal proceedings.” In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products. Such a loss of patent protection could have a material adverse impact on our business.

We rely on licenses from third parties, and if we lose these licenses then we may be subjected to future litigation.
We are party to various royalty-bearing license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. Our license agreements impose, and we expect that future license agreements will impose, various development, diligence, commercialization and other obligations on us.
In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization activities. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
Moreover, disputes may arise with respect to any one of our licensing agreements, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.
If we do not prevail in such disputes, we may lose any of such license agreements.
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
Our failure to maintain such licenses could have a material adverse effect on our business, financial condition and results of operations. Any of these licenses could be terminated, such as if either party fails to abide by the terms of the license, or if the licensor fails to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable. Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs and be a distraction to management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses, royalties or, be enjoined from selling our products or services, including our Guardant360 assay, which could adversely affect our ability to offer products or services, our ability to continue operations and our financial condition.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
In the future, we may identify third-party technology we may need, including to develop or commercialize new products or services. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our solutions. Royalties are a component of cost of products or services and affect the margins on our solutions. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product. We may not be able to obtain necessary licenses to patents or patent applications, and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products. Our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.
In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. If we are required to assert our rights against such party, it could result in significant cost and distraction.
Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We have employed and expect to employ individuals who were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
We may not be able to protect and enforce our trademarks.
We have not yet registered certain of our trademarks in all of our potential markets, although we have registered Guardant Health, Guardant360 and GuardantOMNI in the United States. If we apply to register these and trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be involved in litigation related to intellectual property, which could be time-intensive and costly and may adversely affect our business, operating results or financial condition.
We have been, are currently in, and may also in the future be, involved with litigation or actions at the USPTO with various third parties. We expect that the number of such claims may increase as the number of products or services, and the level of competition in our industry segments, grow. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments.

Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. We are currently engaged in lawsuits against Foundation Medicine, Inc. and Personal Genome Diagnostics, Inc. for infringement over some of our patents. The outcome of this litigation, as well as any other litigation or proceeding, is inherently uncertain and might not be favorable to us. Further, we could encounter delays in product introductions, or interruptions in sale of products or services, as we develop alternative products or services. In addition, if we resort to legal proceedings to enforce our intellectual property rights (as we have against Foundation Medicine, Inc. and Personal Genome Diagnostics, Inc.) or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. If we do not prevail in such legal proceedings, we may be required to pay damages and we may lose significant intellectual property protection for our products or services, such that competitors could copy our products or services. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
As we move into new markets and applications for our products or services, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and, in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties.
However, our research, development and commercialization activities are currently and may in the future be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other patent challenges, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products. As the precision oncology industry expands and more patents are issued, the risk increases that our products may be subject to claims of infringement of the patent rights of third parties. Numerous significant intellectual property issues have been litigated, are being litigated and will likely continue to be litigated, between existing and new participants in our existing and targeted markets, and competitors have and may assert that our products or services infringe their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets.
Third parties may assert that we are employing their proprietary technology without authorization. For instance, Foundation Medicine, Inc. filed a lawsuit for patent infringement against us in May 2016, which we settled in July 2018. We are also aware of issued U.S. patents and patent applications with claims related to our products and services, and there may be other related third-party patents or patent applications of which we are not aware. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future products and services may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our products or services infringes these patents.
We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products or services, and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs, and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product or service introductions while we attempt to develop alternative products or services to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products or services, and the prohibition of sale of any of our products or services could materially affect our business and our ability to gain market acceptance for our products or services.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.
Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market without infringing our patents and this circumstance would have a material adverse effect on our business.
Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of potential new products, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Risks related to our common stock
An active trading market for our common stock may not be maintained.
Prior to the IPO, there had been no public market for our common stock. Our common stock only recently began trading on the Nasdaq Global Select Market, or Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our common stock is delisted, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of common stock and acquire other complementary products, technologies or businesses by using our shares of common stock as consideration.
We expect that the price of our common stock will fluctuate substantially and you may not be able to resell shares of our common stock at or above the price you paid.
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and customer mix for our precision oncology testing;

•	the introduction of new products or product enhancements by us or others in our industry;

•	disputes or other developments with respect to our or others’ intellectual property rights;

•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our results of operations or those of others in our industry;

•	media exposure of our products or of those of others in our industry;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
The trading market for our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
We are an “emerging growth company” and the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company:” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, while we are an “emerging growth company” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.
We may remain an “emerging growth company” until as late as December 31, 2023, the fiscal year-end following the fifth anniversary of the IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.
The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. As we work toward adopting and implementing the new revenue accounting standard, management will make judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing the new standard. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock. Shares that we sold in the IPO may be resold in the public market immediately without restriction, unless they were purchased by our affiliates. Of our remaining outstanding shares, substantially all are currently restricted as a result of securities laws or lock-up agreements but will all be able to be sold by April 1, 2019. Moreover, after giving effect to the issuance of shares of our common stock in the IPO, holders of an aggregate of up to 58,272,213 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
Following the IPO, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 68% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
We expect to incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.
We expect to incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as the rules of Nasdaq. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. These rules and regulations also make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.
If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2019. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
We are further enhancing internal controls, processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
When we cease to be an “emerging growth company” under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•
our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	our board of directors may alter our bylaws without obtaining stockholder approval;

•
the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Furthermore, our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation will also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action.
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, any future debt or preferred securities or future debt agreements we may enter may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
Recent tax legislation and future changes to applicable tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.
Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease to 21% for tax years beginning after December 31, 2017, limitations on interest expense deductions, the immediate expensing of certain capital expenditures, the adoption of elements of a partially territorial tax system, new anti-base erosion provisions, a reduction to the maximum deduction allowed for NOLs generated in tax years after December 31, 2017 and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of equity securities
During the quarter ended September 30, 2018, we have made sales of the following unregistered securities:

1.	We issued an aggregate of 229,568 shares of common stock upon the exercise of common stock warrants, for aggregate cash consideration of approximately $31,866.54.

2.
We granted stock options to purchase an aggregate of 815,853 shares of our common stock at a weighted-average exercise price of $7.90 per share, to certain of our employees, consultants and directors in connection with services provided to us by such persons.

3.
We issued an aggregate of 250,656 shares of common stock to our employees, consultants and directors upon their exercise of stock options, for aggregate cash consideration of approximately $839,468.27.

The issuances of stock options and the shares of common stock issuable upon the exercise of the options described in this paragraph (b) were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.
Use of proceeds from our initial public offering of common stock
In October 2018, we closed our IPO, in which we sold 14,375,000 shares of common stock at a price to the public of $19.00 per share. The aggregate offering price for shares sold in the offering was $273.1 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-227206), which was declared effective by the SEC on October 3, 2018. The offering commenced on October 3, 2018 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers for the IPO. We raised approximately $254.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of $19.1 million.  Offering expenses incurred by us were $4.5 million.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1	Amended and Restated Investors' Rights Agreement, dated May 9, 2017, by and among Guardant Health, Inc. and the investors listed therein	S-1	333-227206	10.1	9/6/2018
10.2#	Amended and Restated 2012 Stock Plan	S-1	333-227206	10.3	9/6/2018
10.3#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2012 Stock Plan	S-1	333-227206	10.4	9/6/2018
10.4#	2018 Incentive Award Plan	S-8	333-227762	99.2(a)	10/10/2018
10.5(a)#	Form of Stock Option Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(a)	9/21/2018
10.5(b)#	Form of Restricted Stock Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(b)	9/21/2018
10.5(c)#	Form of Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(c)	9/21/2018
10.6#	2018 Employee Stock Purchase Plan	S-8	333-227762	99.3	10/10/2018
10.7#	Form of Executive Severance Plan	S-1/A	333-227206	10.13	9/21/2018
10.8#	Form of Non-Employee Director Compensation Program	S-1/A	333-227206	10.14	9/21/2018
10.9#	Amended and Restated Offer Letter Agreement, dated September 16, 2018, by and between Guardant Health, Inc. and Ian Clark					*
10.10#	Amended and Restated Offer Letter Agreement, dated September 16, 2018, by and between Guardant Health, Inc. and Stanley Meresman					*
10.11	Form of Indemnification Agreement between Guardant Health, Inc. and its directors and officers	S-1/A	333-227206	10.8	9/18/2018
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
___________________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

GUARDANT HEALTH, INC.

Dated: November 19, 2018	By:	/s/ Helmy Eltoukhy
	Name:	Helmy Eltoukhy
	Title:	Chief Executive Officer