Form 10-Q
period 2019-03-31
Guardant Health, Inc.
filed 2019-05-10
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code: (855) 698-8887
_______________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	GH	The Nasdaq Stock Market LLC

As of May 7, 2019, the registrant had 87,112,669 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Guardant Health, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$153,790	$140,544
Short-term marketable securities	313,069	278,417
Accounts receivable	28,989	35,690
Inventory	10,256	9,136
Prepaid expenses and other current assets	6,151	5,204
Total current assets	512,255	468,991
Long-term marketable securities	25,916	77,563
Property and equipment, net	30,581	31,003
Capitalized license fees	7,557	7,800
Other assets	2,862	2,046
Total Assets(1)	$579,171	$587,403
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,163	$10,642
Accrued compensation	14,683	12,986
Accrued expenses	9,137	7,081
Capital lease, current	96	97
Deferred revenue	17,113	16,138
Total current liabilities	48,192	46,944
Capital lease, net of current portion	100	119
Deferred rent, net of current portion	8,975	7,844
Obligation related to royalty	7,120	7,338
Other long-term liabilities	150	206
Total Liabilities(1)	64,537	62,451
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	46,500	41,800
Stockholders’ equity:
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 86,098,474 and 85,832,454 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	771,009	764,033
Accumulated other comprehensive loss	333	(83)
Accumulated deficit	(303,209)	(280,799)
Total Stockholders’ Equity	468,134	483,152
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$579,171	$587,403

(1) As of March 31, 2019 and December 31, 2018, includes $47.0 million and $48.3 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and VIE’s subsidiaries, and $942,000 and $1.2 million of liabilities of the consolidated VIE and VIE’s subsidiaries, respectively, for which their creditors do not have recourse to the general credit of the Company. See Note 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Revenue:
Precision oncology testing	$28,837	$14,191
Development services	7,818	2,501
Total revenue	36,655	16,692
Costs and operating expenses:
Cost of precision oncology testing	11,023	8,045
Cost of development services	2,512	1,208
Research and development expense	16,316	8,255
Sales and marketing expense	17,807	11,312
General and administrative expense	12,661	6,519
Total costs and operating expenses	60,319	35,339
Loss from operations	(23,664)	(18,647)
Interest income	2,485	985
Interest expense	(293)	(331)
Other income (expense), net	147	4,149
Loss before provision for income taxes	(21,325)	(13,844)
Provision for income taxes	26	—
Net loss	(21,351)	(13,844)
Fair value adjustment of redeemable noncontrolling interest	(4,700)	—
Net loss attributable to Guardant Health, Inc. common stockholders	$(26,051)	$(13,844)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.30)	$(1.16)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	85,935	11,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	$(21,351)	$(13,844)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	485	(298)
Foreign currency translation adjustments	(69)	—
Other comprehensive income (loss)	416	(298)
Comprehensive loss	$(20,935)	$(14,142)
Comprehensive loss attributable to redeemable noncontrolling interest	(4,700)	—
Comprehensive loss attributable to Guardant Health, Inc.	$(25,635)	$(14,142)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2018	$41,800	85,832,454	$1	$764,033	$(83)	$(280,799)	$483,152
Cumulative effect adjustment for Topic 606 adoption	—	—	—	—	—	4,907	4,907
Cumulative effect adjustment for ASU 2018-07 adoption	—	—	—	1,266	—	(1,266)	—
Issuance of common stock upon exercise of stock options	—	146,318	—	538	—	—	538
Vesting of common stock exercised early	—	—	—	56	—	—	56
Common stock issued under employee stock purchase plan	—	119,702	—	1,933	—	—	1,933
Stock-based compensation	—	—	—	3,183	—	—	3,183
Fair value adjustment of redeemable noncontrolling interest	4,700	—	—	—	—	(4,700)	(4,700)
Other comprehensive gain, net of tax impact	—	—	—	—	416	—	416
Net loss	—	—	—	—	—	(21,351)	(21,351)
Balance as of March 31, 2019	$46,500	86,098,474	$1	$771,009	$333	$(303,209)	$468,134

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	78,627,369	$499,974	11,896,882	$—	$4,900	$(532)	$(195,736)	$308,606
Issuance of common stock upon exercise of stock options	—	—	421,264	—	1,103	—	—	1,103
Issuance of common stock upon early exercise of stock options	—	—	44,268	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	31,713	—	4	—	—	4
Stock-based compensation	—	—	—	—	1,277	—	—	1,277
Other comprehensive loss, net of tax impact	—	—	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	—	—	(13,844)	(13,844)
Balance as of March 31, 2018	78,627,369	$499,974	12,394,127	$—	$7,284	$(830)	$(209,580)	$296,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018

OPERATING ACTIVITIES:
Net loss	$(21,351)	$(13,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,354	1,395
Unrealized translation (gains) losses on obligation related to royalty	(144)	206
Non-cash stock-based compensation	3,182	1,277
Non-cash interest expense	—	(3)
Amortization of discounts on marketable securities	(553)	(78)
Changes in operating assets and liabilities:
Accounts receivable	11,608	623
Inventory	(1,120)	321
Prepaid expenses and other current assets	(947)	(1,312)
Other assets	(833)	255
Accounts payable	(2,610)	1,989
Accrued compensation	1,697	(608)
Accrued expenses and other current liabilities	2,308	1,108
Deferred rent	1,131	621
Deferred revenue	975	1,491
Net cash used in operating activities	(4,303)	(6,559)

INVESTING ACTIVITIES:
Purchase of marketable securities	(45,966)	(19,634)
Maturity of marketable securities	64,000	32,125
Purchase of property and equipment	(2,705)	(4,021)
Net cash provided by investing activities	15,329	8,470

FINANCING ACTIVITIES:
Payments made on royalty obligations	(73)	—
Payments made on capital lease obligations	(21)	(47)
Proceeds from issuance of common stock upon exercise of stock options	538	1,310
Proceeds from issuance of common stock upon the exercise of warrants	—	4
Proceeds from issuances of common stock under employee stock purchase plan	1,933	—
Payment of offering costs related to initial public offering	(89)	—
Net cash provided by financing activities	2,288	1,267
Net effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(69)	—
Net increase in cash, cash equivalents and restricted cash	13,245	3,178
Cash, cash equivalents and restricted cash - Beginning of period	140,544	72,596
Cash, cash equivalents and restricted cash - End of period	$153,789	$75,774
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$293	$30
Cash paid for income taxes	$(48)	$—

Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$490	$3,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business
Guardant Health, Inc. (the “Company”) is a leading precision oncology company focused on helping conquer cancer globally through use of its proprietary blood tests, vast data sets and advanced analytics. The key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which it enables by a routine blood draw, or liquid biopsy. The Guardant Health Oncology Platform is designed to leverage the Company’s capabilities in technology, clinical development, regulatory, reimbursement and commercial adoption to improve patient clinical outcomes, lower healthcare costs and accelerate biopharmaceutical drug development. In pursuit of its goal to manage cancer across all stages of the disease, it has launched its Guardant360 and GuardantOMNI liquid biopsy-based tests for advanced stage cancer patients, and is developing tests from its LUNAR early detection program to address the needs of early stage cancer patients with adjuvant treatment selection, cancer survivors with surveillance and asymptomatic individuals with screening.
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In April 2018, the Company established Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an entity affiliated with SoftBank. Under the terms of the joint venture agreement, the Company held a 50% ownership interest in the Joint Venture. As of March 31, 2019, the Joint Venture has subsidiaries in Singapore and Japan (see Note 3).
Reverse Stock Split
In September 2018, the Company’s Board of Directors and its stockholders approved a 0.7378-for-one reverse stock split of the Company’s common stock. The reverse stock split became effective on September 19, 2018. The par value of the common stock was not adjusted as a result of the reverse stock split. Adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock was convertible into common stock immediately prior to the closing of the Company's initial public offering (the “IPO”). All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc. and its consolidated Joint Venture. Other stockholders’ interests in the Joint Venture are shown in the condensed consolidated financial statements as redeemable noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company believes that its existing cash and cash equivalents and marketable securities as of March 31, 2019 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, standalone selling price allocation included in contracts with multiple performance obligations, estimation of potential credit losses on accounts receivable, the valuation of inventory, stock-based compensation, contingencies, certain inputs into the provision for income taxes, including related reserves, valuation of redeemable noncontrolling interest, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
JOBS Act Accounting Election
The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Act of 2012 (the “JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. The Company has elected to use this extended transition period and, as a result, the consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company also intends to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Foreign Currency Translation
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. For the three months ended March 31, 2019, foreign currency translation adjustment was immaterial.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities at the time of purchase of three months or less. Cash equivalents include bank demand deposits and money market accounts that invest primarily in U.S. government-backed securities and treasuries. Cash equivalents are carried at cost, which approximates their fair value.
Restricted cash consists of deposits related to the Company’s corporate credit card. Restricted cash balance was included in other assets in the accompanying condensed consolidated balance sheet, and was immaterial as of March 31, 2019 and December 31, 2018.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective condensed consolidated balance sheet date. For each significant customer, revenue as a percentage of revenue and accounts receivable as a percentage of accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2019	December 31, 2018
	2019	2018

	(unaudited)		(unaudited)
Customer A	*	11%	*	*
Customer B	24%	*	35%	65%
Customer C	*	13%	*	*
Customer D	*	*	13%	*

*	less than 10%
Accounts Receivable
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. Accounts receivable are written off when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. For the three months ended March 31, 2019 and 2018, the Company did not write off any material accounts receivable.
Upon the adoption of ASC 606 on January 1, 2019, contract assets are reported as part of accounts receivable on the condensed consolidated balance sheets and are discussed in "unbilled receivables".
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
Effective January 1, 2019, the Company began recognizing revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control of services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical patients. The Company identifies each sale of its liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of judgment in the estimation of the variable consideration and application of the constraint for such variable consideration.
Revenue from sales of precision oncology tests to biopharmaceutical customers are based on a negotiated price per test or on the basis of an agreement to provide certain testing volume over a defined period. The Company identifies its promise to transfer a series of distinct liquid biopsy tests to biopharmaceutical customers as a single performance obligation. Precision oncology tests to biopharmaceutical customers are generally billed at a fixed price for each test performed. Revenue is recognized over time based on the number of tests performed as the performance obligation is satisfied over time.
The Company’s precision oncology information services are delivered electronically, and as such there are no shipping or handling fees incurred by the Company or billed to customers.
Development services
The Company performs development services for its biopharmaceutical customers utilizing its precision oncology information platform. Development services typically represent a single performance obligation as the Company performs a significant integration service, such as analytical validation and regulatory submissions. The individual promises are not separately identifiable from other promises in the contracts and, therefore, are not distinct. However, in certain contracts, a biopharmaceutical customer may engage the Company for multiple distinct development services which are both capable of being distinct and separately identifiable from other promises in the contracts and, therefore, distinct performance obligations.
The Company collaborates with pharmaceutical companies in the development and clinical trials of new drugs. As part of these collaborations, the Company provides services related to regulatory filings with the FDA to support companion diagnostic device submissions for the Company’s liquid biopsy panels. Under these collaborations, the Company generates revenue from achievement of milestones, as well as provision of on-going support. These collaboration arrangements include no royalty obligations. For development services performed, the Company is compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and other developmental milestone payments. The transaction price of the Company's development services contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, the Company considers its historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than the Company. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is updated at each reporting period as a revision to the estimated transaction price.
The Company recognizes development services revenue over the period in which biopharmaceutical research and development services are provided. Specifically, the Company recognizes revenue using an input method to measure progress, utilizing costs incurred to-date relative to total expected costs as its measure of progress. For development of new products or services under these arrangements, costs incurred before technological feasibility is assured are included as research and development expenses in the Company’s condensed consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services.
Contracts with multiple performance obligations
Contracts with biopharmaceutical customers may include multiple distinct performance obligations, such as provision of precision oncology testing, biopharmaceutical research and development services, and clinical trial enrollment assistance, among others. The Company evaluates the terms and conditions included within its contracts with biopharmaceutical customers to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations that should be accounted for separately versus together. The Company first identifies material promises, in contrast to immaterial promises or administrative tasks, under the contract and then evaluates whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, the Company considers whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party and the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, the Company considers whether it provides a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling price by considering the historical selling price of these performance obligations in similar transactions as well as other factors, including, but not limited to, the price that customers in the market would be willing to pay, competitive pricing of other vendors, industry publications and current pricing practices, and expected costs of satisfying each performance obligation plus appropriate margin.
Unbilled receivables
Unbilled receivables, which is a contract asset, consists primarily of: i) precision oncology testing revenues to clinical customers that are recognized upon delivery of the test results prior to cash collection; and ii) development services revenues to biopharmaceutical customers that are recognized prior to the establishment of billing rights or the achievement of performance-based milestones. Contract assets are relieved when the Company receives payments from clinical customers, or when it invoices the biopharmaceutical customers when milestones are achieved, thereby reclassifying the balances from contract assets to accounts receivable.
Unbilled receivables are presented under accounts receivable on the Company's consolidated balance sheets. As of March 31, 2019, the Company had unbilled receivables of $3.9 million as compared to $4.9 million as of January 1, 2019. The Company did not record unbilled receivables for its contract assets prior to the adoption of ASC 606 on January 1, 2019.
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized.
As of March 31, 2019 and December 31, 2018, the deferred revenue balance was $17.1 million and $16.1 million, respectively, which included $12.4 million and $10.5 million, respectively, related to collaboration development efforts with two pharmaceutical companies to be recognized as the Company performs research and development services in the future periods. Revenue recognized in the three months ended March 31, 2019 that was included in the deferred revenue balance as of January 1, 2019 was $7.0 million, which represented primarily revenue from provision of development services under the collaboration agreement with a biopharmaceutical company.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. The Company applied the practical expedient in accordance with Topic 606 to forego disclosures related to the allocation of consideration to the remaining performance obligations and the timing in which revenues will be recognized from such performance obligations.
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
In 2018, the Company accounted for stock options issued to nonemployees consultants based on the estimated fair value at the grant date and re-measured at each reporting period. Starting January 1, 2019, upon adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, the fair value of stock options issued to nonemployee consultants is determined as of the grant date, and compensation expense is being recognized over the period that the related services are rendered.
The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model requires assumptions to be made related to expected term of an award, expected volatility, risk-free rate and expected dividend yield. Starting January 1, 2017, forfeitures are accounted for as they occur.
Net Loss Per Share Attributable to Common Stockholders
The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, common stock warrants, stock options, restricted stock units, shares issuable pursuant to the employee stock purchase plan, shares subject to repurchase from early exercised options and contingently issuable shares are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Prior to the closing of the IPO in October 2018 and the conversion of its convertible preferred stock into common stock, the Company calculated its basic and diluted net loss per share attributable to common stockholders of the Company in conformity with the two-class method required for companies with participating securities. The Company considered its convertible preferred stock to be participating securities. In the event a dividend had been declared or paid on the Company’s common stock, holders of convertible preferred stock were entitled to a share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, net loss attributable to common stockholders is determined by allocating undistributed earnings between common and preferred stockholders. The net loss attributable to common stockholders was not allocated to the convertible preferred stock under the two-class method as the convertible preferred stock did not have a contractual obligation to share in the Company’s losses.
Recent Adopted Accounting Pronouncements
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments (collectively “ASC 606”) on January 1, 2019 utilizing the modified retrospective method. The cumulative effect of applying the standard to all contracts that were not completed as of the date of initial application was recognized to beginning accumulated deficit as of January 1, 2019. The Company identified certain differences in accounting for revenue recognition as a result of the adoption of ASC 606 which have impacted its financial position and results of operations. These differences are discussed below.
For precision oncology testing revenue with certain clinical customers, the Company historically deferred revenue recognition until cash receipt when the price pursuant to the underlying customer arrangement became fixed and determinable and collectability became reasonably assured. Under the new standard, this is considered variable consideration and revenue is recognized at the estimated transaction price upon delivery. This results in earlier revenue recognition under the new standard as compared to previous revenue recognition.

For development services revenue with certain biopharmaceutical customers, the Company historically limited revenue recognition based on the right to invoice the customer. Under the new standard, for these arrangements, the Company constrains revenue such that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For arrangements with regulatory and other developmental milestone payments, this results in a change to the timing and pattern of revenue recognition under the new standard as compared to previous revenue recognition.
Effective January 1, 2019, the Company recognizes revenue in accordance with ASC 606. Comparative information from prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.
The cumulative effect of changes made to the condensed consolidated balance sheet as of January 1, 2019 related to the adoption of ASC 606 were as follows:

	Balance as of December 31, 2018	Adjustments Due to ASC 606	Balance as of January 1, 2019
	(in thousands)
Assets:
Accounts receivable	$35,690	$4,907	$40,597
Equity:
Accumulated deficit	$(280,799)	$4,907	$(275,892)
In accordance with ASC 606 requirements under the modified retrospective method of adoption, the disclosure of the impact of adoption on the Company's condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	Three Months Ended March 31, 2019
	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC606
	(in thousands)
Revenue:
Precision oncology testing	$28,837	$994	$29,831
Development services	7,818	—	7,818

	March 31, 2019
	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC606
	(in thousands)
Assets:
Accounts receivable	$28,989	$994	$29,983
Equity:
Accumulated deficit	(303,209)	994	(302,215)
ASC 606 did not have an aggregate impact on the Company’s net cash used in operating activities but resulted in offsetting changes in certain assets presented within net cash used in operating activities in the Company’s condensed consolidated statement of cash flows, as reflected in the above table.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, with certain exceptions. The Company early adopted this new guidance effective January 1, 2019. In accordance with the transition guidance, the Company assessed its outstanding nonemployee awards for which a measurement date had not been established. These outstanding awards were re-measured to fair value as of the January 1, 2019 adoption date. For nonemployee awards that contain performance condition, the measurement is based on the outcome that is probable as opposed to the lowest aggregate fair value within a range of possible outcomes. The adoption of ASU 2018-07 provided administrative relief by fixing the measurement date of nonemployee awards and eliminating the requirement of quarterly re-measurement. The Company adopted this standard on a modified retrospective basis and recorded a cumulative-effect adjustment of 1.3 million as an increase to accumulated deficit and an equal increase to additional paid-in capital as of January 1, 2019.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance will be effective for the Company beginning in 2020, at which time, the new guidance will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and anticipates the recognition of additional assets and corresponding liabilities on its condensed consolidated balance sheet related to leases. The adoption of the new standard is also expected to materially impact the Company’s condensed consolidated financial statement disclosures related to leases.
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

3.	Investment in Joint Venture
Variable Interest Entity (“VIE”)
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
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. Neither party has the obligation to provide additional financial support to the Joint Venture. The Joint Venture is deemed to be a variable interest entity ("VIE") and the Company has been identified as the VIE’s primary beneficiary. As the primary beneficiary, the Company has consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances have been eliminated in consolidation.
As of March 31, 2019 and December 31, 2018, the Joint Venture had total assets of approximately $47.0 million and $48.3 million, respectively, which were primarily comprised of cash, property and equipment and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of March 31, 2019 and December 31, 2018, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
Put-call arrangements
The joint venture agreement includes a put-call arrangement with respect to the shares of the Joint Venture held by SoftBank and its affiliates. Under certain specified circumstances and on terms specified in the joint venture agreement, including timely written notice, SoftBank has the right to cause the Company to purchase all shares of the Joint Venture held by SoftBank and its affiliates (the “put right”), and the Company has a right to purchase all such shares (the “call right”). The Company may pay the purchase price for the shares of the Joint Venture in cash, in shares of its common stock, or in a combination thereof. In the event the Company exercises the call right, SoftBank will choose the form of consideration. In the event SoftBank exercises the put right, the Company will choose the form of consideration.
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
As of March 31, 2019 and December 31, 2018, the fair value of the redeemable noncontrolling interest held by SoftBank approximated $46.5 million and $41.8 million, respectively. For the three months ended March 31, 2019, the Company recorded a fair value adjustment of $4.7 million in its condensed consolidated statements of operations.
As of March 31, 2019, the fair value of the redeemable noncontrolling interest held by SoftBank was determined using the combination of the income approach and the market approach. Determining the fair value of the redeemable noncontrolling interest requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include future revenue growth rates, gross profit margins, EBITDA margins, future capital expenditures, weighted average costs of capital and future market conditions, among others. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy.

4.	Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Machinery and equipment	$23,742	$23,440
Computer hardware	5,293	4,949
Leasehold improvements	14,163	13,965
Furniture and fixtures	1,540	1,522
Computer software	741	643
Construction in progress	1,405	3,118
Property and equipment, gross	46,884	47,637
Less: accumulated depreciation and amortization	(16,303)	(16,634)
Property and equipment, net	$30,581	$31,003
Depreciation and amortization expense related to property and equipment was $2.1 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019 and December 31, 2018, total property and equipment financed under capital leases was $504,000 and $504,000, net of accumulated amortization of $324,000 and $294,000, respectively. Amortization expense related to total property and equipment financed under capital leases was $30,000 and $64,000 for the three months ended March 31, 2019 and 2018, respectively.

Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Accrued royalty obligations	$853	$707
Accrued legal expenses	2,400	814
Accrued tax liabilities	1,410	1,470
Accrued professional services	1,988	1,791
Purchases of property and equipment included in accrued expenses	137	343
Other	2,349	1,956
Total accrued expenses	$9,137	$7,081

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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$10,093	$10,093	$—	$—
Total cash equivalents	10,093	10,093	—	—

Corporate bonds	43,083	—	43,083	—
U.S. government debt securities	264,992	—	264,992	—
U.S. government agency bonds	4,994	—	4,994	—
Total short-term marketable securities	313,069	—	313,069	—

Corporate bonds	2,005	—	2,005	—
U.S. government debt securities	23,911	—	23,911	—
Total long-term marketable securities	25,916	—	25,916	—
Total	$349,078	$10,093	$338,985	$—

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$25,796	$25,796	$—	$—
Total cash equivalents	25,796	25,796	—	—

Corporate bonds	38,397	—	38,397	—
U.S. government debt securities	235,016	—	235,016	—
U.S. government agency bonds	5,004	—	5,004	—
Total short-term marketable securities	278,417	—	278,417	—

Corporate bonds	3,805	—	3,805	—
U.S. government debt securities	73,758	—	73,758	—
Total long-term marketable securities	77,563	—	77,563	—
Total	$381,776	$25,796	$355,980	$—
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

Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$10,093	$—	$—	$10,093
Corporate bond	45,065	26	(3)	45,088
U.S. government debt securities	288,522	455	(74)	288,903
U.S. government agency bonds	4,995	—	(1)	$4,994
Total	$348,675	$481	$(78)	$349,078

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$25,796	$—	$—	$25,796
Corporate bond	42,273	—	(71)	42,202
U.S. government debt securities	308,775	235	(236)	308,774
U.S. government agency bonds	5,014	—	(10)	5,004
Total	$381,858	$235	$(317)	$381,776
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three months ended March 31, 2019 and 2018. The maturities of the Company’s long-term marketable securities range from 1.0 year to 1.2 years as of March 31, 2019.

6.	Patent License Agreement
In January 2017, the Company entered into a license agreement with a biotechnology company for an exclusive, non-transferable right to use proprietary technology related to high-throughput screening and identification of mutations in targeted gene sequences. The transaction was treated as an acquisition of an asset and the Company capitalized a total of $9.7 million under the arrangement.
As of March 31, 2019 and December 31, 2018, unamortized capitalized license fees were $7.6 million and $7.8 million, respectively, which will be amortized over the remaining useful life of 7.8 and 8.0 years, respectively. Amortization of capitalized license fees totaled $243,000 and $189,000 for the three months ended March 31, 2019 and 2018, respectively.

7.	Commitments and Contingencies
Operating Leases
As of March 31, 2019, future minimum payments under the non-cancelable operating lease were as follows:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2019	$3,693
2020	7,276
2021	8,161
2022	8,388
2023	9,023
2024 and thereafter	26,076
Total	$62,617
Rent expense for the facility leases was $1.3 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.
Capital Leases
As of March 31, 2019, future minimum capital lease payments were as follows:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2019	$107
2020	108
2021	36
Total minimum capital lease payments	251
Less: amount representing interest	(55)
Present value of net minimum capital lease payments	196
Less: current installments of obligations under capital lease	(96)
Obligations under capital lease, excluding current installments	$100
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

Royalty expenses were included in cost of precision oncology testing on the accompanying condensed consolidated statements of operations. The Company recognized royalty expenses of $633,000 and $172,000, or 2% and 1% of precision oncology testing revenue in each period, for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, future minimum royalty payments were due as follows regardless of sales amounts:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2019	$1,052
2020	1,402
2021	1,402
2022	1,683
2023	1,683
2024 and thereafter	5,609
Total future minimum royalty payments	12,831
Less: amount representing interest	(5,711)
Present value of future minimum royalty payments	$7,120
Indemnification Agreements
The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of March 31, 2019.
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

Patent Disputes
In November 2017, the Company filed separate lawsuits against Foundation Medicine, Inc. (“Foundation Medicine”) and Personal Genome Diagnostics, Inc. (“Personal Genome Diagnostics”) in the United States District Court for the District of Delaware, alleging that each of the two companies has infringed a patent relating to the Company’s digital sequencing technology. The Company subsequently amended its original complaints in each case to assert infringement of three additional patents relating to its digital sequencing technology. In each lawsuit, the Company is seeking compensatory damages, injunctive relief and attorneys’ fees. Personal Genome Diagnostics and Foundation Medicine have each asserted counterclaims of patent invalidity, including subsequently unenforceabilty under the doctrine of inequitable conduct, and non-infringement. In addition, Personal Genome Diagnostics has alleged, as part of its subsequent counterclaims, that the Company’s actions related to obtaining and securing exclusive rights to the patents-in-suit violated provisions of Section 2 of the Sherman Antitrust Act.

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
License Dispute
In November 2018, the Company filed a request for arbitration to the International Chamber of Commerce claiming that one of its licensors, KeyGene N.V. (“Licensor”), has breached its patent license agreement with the Company. In January 2019, Licensor responded with its answer and counterclaims and alleged that the Company has breached the patent license agreement. The Company subsequently followed up with supplemental claims, for which Licensor responded with its supplemental answer. The Company is seeking damages, declaratory relief and alternative forms of relief including recession and reformation to address Licensor’s alleged breaches of the patent license agreement. Licensor is seeking damages, recovery of costs and fees and declaratory relief in addition to the dismissal of the Company’s claims. The arbitration is in preliminary stages, and no date has been set for rendering a final decision. At this time, the Company cannot reasonably ascertain the likelihood that any of its claims or Licensor’s counterclaims will succeed on the merits.
Other Disputes
In the first quarter of 2018, the Company settled a commercial dispute. In connection with the settlement, the Company received a payment of $4.25 million, which was reported as other income in the condensed consolidated statements of operations for the three months ended March 31, 2018.

8.	Common Stock
Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”). As of March 31, 2019 and December 31, 2018, no dividends on common stock had been declared by the Board of Directors.
Common stock has been reserved for the following potential future issuances:

	March 31, 2019	December 31, 2018
	(unaudited)
Shares underlying outstanding stock options	7,378,068	7,588,405
Shares underlying unvested restricted stock units	102,498	—
Shares available for issuance under the 2018 Incentive Award Plan	3,436,451	3,556,507
Shares available for issuance under the 2018 Employee Stock Purchase Plan	802,548	922,250
Total	11,719,565	12,067,162

9.	Stock-Based Compensation
2012 Stock Plan and 2018 Incentive Award Plan

In June 2012 and September 2018, the Board of Directors adopted and its stockholders approved the Company’s 2012 Stock Plan (as amended and restated, the “2012 Plan”) and the Company’s 2018 Incentive Award Plan (the “2018 Plan”), respectively, under which the Company may grant cash and equity incentive awards such as stock options, restricted shares, stock units and stock appreciation rights to its employees and nonemployees. Stock options granted may be either incentive stock options or nonstatutory stock options. Shares issued under the 2018 Plan may be authorized but unissued shares, or shares purchased in the open market or treasury shares. Upon effectiveness of the 2018 Plan in connection with the IPO in October 2018, the 2012 Plan was terminated and the 508,847 shares remaining available for future grant under the 2012 Plan were not made available for grant under the 2012 Plan or the 2018 Plan. Any outstanding awards granted under the 2012 Plan remained outstanding, subject to the terms of the 2012 Plan and applicable award agreement; and if any of those awards are forfeited or cancelled without payment therefor, the shares covered by those awards will not become available for future grant or issuance under the 2012 Plan or the 2018 Plan. No further grants will be made under the 2012 Plan. As of March 31, 2019 , 3,658,602 shares were approved and reserved for issuance under the 2018 Plan.
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan and the 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of December 31, 2018	3,556,507	7,588,405	$4.58	8.3	$250,495
Granted	(18,370)	18,370	41.25
Exercised	—	(146,318)	3.49
Canceled	812	(82,389)	4.77
Restricted stock units granted	(120,835)	—	—
Restricted stock units canceled	18,337	—	—
Balance as of March 31, 2019	3,436,451	7,378,068	$4.69	8.0	$531,281
Vested and Exercisable as of March 31, 2019		3,361,540	$3.61	7.4	$245,680
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $8.1 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.
Starting January 1, 2019, the Company adopted ASU 2018-07 which aligns the accounting treatment of nonemployee awards with employee awards, and the fair value of stock options issued to employees and nonemployee consultants are both determined as of the grant date. The weighted-average grant date fair value of options granted was $25.90 and $3.77 per share for the three months ended March 31, 2019 and 2018, respectively.
Future stock-based compensation for unvested options as of March 31, 2019 and December 31, 2018 was $16.6 million and $17.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 2.7 years, respectively.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Unvested balance as of December 31, 2018	—	$—
Granted	120,835	44.02
Canceled	(18,337)	41.30
Unvested balance as of March 31, 2019	102,498	$44.50
Future stock-based compensation for unvested restricted stock units as of March 31, 2019 was $4.2 million, which is expected to be recognized over a weighted-average period of 3.6 years.
Stock‑Based Compensation Expense
The following table presents the effect of employee and non‑employee related stock‑based compensation expense:

	Three Months Ended March 31,
	2019	2018

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$170	$63
Research and development expense	1,210	204
Sales and marketing expense	826	374
General and administrative expense	976	636
Total stock-based compensation expense	$3,182	$1,277
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018

	(unaudited)
Expected term (in years)	6.22	5.01 – 10.00
Expected volatility	66.7%	81.6% – 86.5%
Risk-free interest rate	2.7%	2.5% – 2.7%
Expected dividend yield	—%	—%
The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of the Company’s common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:
Expected Term
The expected term represents the period that the options granted are expected to be outstanding. After the adoption of ASU 2018-07 on January 1, 2019, the expected term of stock options issued to employees and nonemployee consultants is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term. Prior to the adoption of ASU 2018-07, the expected term of stock options issued to employees was determined using the simplified method, and the expected term of stock options issued to nonemployee consultants was based on the contractual term of the award.
Expected Volatility
Prior to the commencement of trading of the Company’s common stock on the Nasdaq Global Select Market on October 4, 2018 in connection with the IPO, there was no active trading market for the Company's common stock.

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
2018 Employee Stock Purchase Plan
In September 2018, the Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 922,250 shares of common stock are initially reserved for issuance under the ESPP. The number of shares may be increased in accordance with the terms of the ESPP.
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
For the three months ended March 31, 2019, 119,702 shares of common stock were purchased under the ESPP. The total compensation expense related to the ESPP for the three months ended March 31, 2019 was $566,000. As of March 31, 2019, the unrecognized stock-based compensation expense related to the ESPP was $646,000 which is expected to be recognized over the remaining term of the offering period of 0.3 years.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period. For the three months ended March 31, 2019, the following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP: a weighted-average expected life of 0.5 years; expected volatility of 60.2%; a risk-free interest rate of 2.5%; and a zero dividend yield.
Liabilities for Early Exercise of Employee Options
The Company allowed certain stock option holders to exercise unvested options to purchase shares of common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of March 31, 2019 and December 31, 2018, 32,279 and 44,268 shares of common stock were subject to repurchase at weighted-average prices of $4.66 and $4.66 per share, respectively. As of March 31, 2019 and December 31, 2018, the cash proceeds received for unvested shares of common stock of $150,000 and $206,000, respectively, were recorded within other long-term liabilities on the condensed consolidated balance sheet. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheet and condensed consolidated statement of redeemable noncontrolling interest and stockholders’ equity as such shares are considered legally outstanding.

10.	Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended March 31,
	2019	2018

	(unaudited)
	(in thousands, except per share data)
Net loss	$(21,351)	$(13,844)
Fair value adjustment of redeemable noncontrolling interest	(4,700)	—
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(26,051)	$(13,844)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.30)	$(1.16)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	85,935	11,920
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

	Three Months Ended March 31,
	2019	2018

	(unaudited)
	(in thousands)
Convertible preferred stock (on an as if converted basis)	—	58,265
Stock options issued and outstanding	7,503	7,457
Unvested restricted stock units	78	—
ESPP obligation	59	—
Preferred stock warrants (on an as if converted basis)	—	8
Common stock warrants	—	312
Common stock subject to repurchase	41	19
Total	7,681	66,061

11.	Segment and Geographic Information
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended March 31,
	2019	2018

	(unaudited)
	(in thousands)
United States	$31,245	$12,902
International(1)	5,410	3,790
Total revenue	$36,655	$16,692

(1)	No single country outside of the United States accounted for more than 10% of total revenue during three months ended March 31, 2019 and 2018.
As of March 31, 2019 and December 31, 2018, substantially all of the Company’s long-lived assets are located in the United States.

12.	Related Party Transactions
As discussed in Note 3, in connection with Softbank’s purchase of its Series E convertible preferred stock in 2017, the Company entered into a joint venture agreement with an entity affiliated with SoftBank. In May 2018, the Company and SoftBank formed and capitalized the Joint Venture to accelerate commercialization of its products in Asia, the Middle East and Africa. The Company has consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances have been eliminated in consolidation.

13.	Subsequent Events
Acquisition of Bellwether Bio
In April 2019, the Company completed its purchase of all of the outstanding shares of Bellwether Bio, Inc. ("Bellwether Bio"), a privately-held company developing a method for early blood-based cancer detection. The upfront consideration, after customary adjustments at closing, was approximately $10.1 million in cash. Subject to the achievement of certain commercialization milestones and, for certain milestones, the continued provision of services to the Company by certain former employees and consultants of Bellwether Bio, the Company will pay additional contingent consideration of up to a total of $20.0 million, which may be paid, at the Company’s election, in cash or in the Company’s common stock. At the time of the issuance of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2019, the initial accounting for the acquisition of Bellwether Bio, including purchase price allocation, had not been completed.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this his Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary blood tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a routine blood draw, or liquid biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we launched our Guardant360 and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. Our Guardant360 test, launched in 2014, has been used by more than 6,000 oncologists, over 50 biopharmaceutical companies and all 28 National Comprehensive Cancer Network, or NCCN, Centers. Our GuardantOMNI test, launched in 2017, is specifically built for our biopharmaceutical customers as a comprehensive genomic profiling tool to help accelerate clinical development programs in both immuno-oncology and targeted therapy. Our LUNAR early detection program aims to address the needs of early stage cancer patients with adjuvant treatment selection, cancer survivors with surveillance and asymptomatic individuals with screening. In late 2018, we launched our LUNAR assay for research use by biopharmaceutical and academic researchers. In April 2019, at the American Association for Cancer Research, or AACR, annual meeting, we presented exploratory data around the use of our LUNAR assay for potential screening applications in a cohort of 229 recently diagnosed colorectal cancer patients and aged-matched cancer-free controls. This data demonstrated average LUNAR assay sensitivity exceeding 80% with specificity of 94% for patients with stage I/II colorectal cancer in this cohort (76% in stage I and 87% in stage II). To further pursue this potential market opportunity, we are planning to start a prospective colorectal screening study of over 10,000 patients in the second half of 2019.
Since our inception, we have devoted substantially all of our resources to research and development activities related to our Guardant360 and GuardantOMNI tests and our LUNAR program, including clinical and regulatory initiatives to obtain approval by the U.S. Food and Drug Administration, or the FDA, as well as sales and marketing activities. We have over 40 approved, completed or active clinical outcomes studies, more than 110 peer-reviewed publications and more than 300 scientific abstracts. We are pioneering the clinical comprehensive liquid biopsy market with our Guardant360 and GuardantOMNI tests, both of which analyze circulating tumor DNA in blood. Our Guardant360 test is a molecular diagnostic test measuring 74 cancer-related genes and has been used by clinicians to help inform which therapy may be effective for advanced stage cancer patients with solid tumors and by biopharmaceutical companies for a range of applications, including identifying target patient populations to accelerate translational science research, clinical trial enrollment, and drug development, and post-approval commercialization. Our GuardantOMNI test has a broader 500-gene panel, including genes associated with homologous recombination repair deficiency and biomarkers for immuno-oncology applications, such as tumor mutational burden and microsatellite instability, and has achieved comparable analytical performance in clinical studies, including for translational science applications in collaboration with several biopharmaceutical companies, including Merck MSD, Merck KGaA, Pfizer, AstraZeneca and Bristol-Myers Squibb.
The FDA granted designation as a breakthrough device for our Guardant360 test in January 2018 for companion diagnostic use, and for our GuardantOMNI test in December 2018 for companion diagnostic use. Breakthrough device designation, among other things, provides for priority review and more interactive communication with the FDA during the development process. Our Guardant360 and GuardantOMNI tests are both being developed as companion diagnostics under collaborations with biopharmaceutical companies.
We perform our Guardant360, GuardantOMNI and other tests in our clinical laboratory located in Redwood City, California. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states.
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
In July 2018, Palmetto GBA, the Medicare Administrative Contractor, or MAC, responsible for administering Medicare’s Molecular Diagnostic Services Program, or MolDx, issued a local coverage determination, or LCD, for our Guardant360 test for NSCLC patients who meet certain clinical criteria. We worked with Palmetto GBA to obtain this positive coverage decision through the submission of a detailed dossier of analytical and clinical data to substantiate that the test meets Medicare’s medical necessity requirements. We estimate that approximately 75% of Medicare patients tested for NSCLC are covered by the LCD. For the three months ended March 31, 2019 and 2018, approximately 47% and 46% of our U.S. clinical tests were for patients tested for NSCLC. Noridian Healthcare Solutions, the MAC responsible for adjudicating claims in California, where our laboratory is located, and a participant in the MolDx, recently finalized its LCD for Guardant360 test. In September 2018, we began to submit claims for reimbursement for Guardant360 clinical testing performed for Medicare beneficiaries covered under the LCDs, and in October 2018, we began to receive payments from Medicare. In March 2019, Palmetto GBA posted a proposed LCD that, if finalized as written, would provide limited Medicare coverage for use of Guardant360 for patients diagnosed with solid cancers of non-central nervous system origin. The coverage requirements necessitate that patients are recurrent, relapsed, refractory, metastatic, or advanced cancer patients who are seeking further treatment and are potential candidates for an FDA-approved or NCCN-recommended (for Category 1 or 2A level of evidence) biomarker targeted therapy. Additionally, the patient must not have had a previous Guardant360 test and must be untreated or not responding on the patient’s current therapy. A patient who has previously been tested with Guardant360 and has progressed with new malignant growth since the patient’s prior test is considered to have a new primary cancer diagnosis and thus is eligible to have another test. Finally, for qualifying cancers other than NSCLC, tissue-based comprehensive genomic profiling must be infeasible for coverage. NSCLC patients would be eligible for coverage if tissue-based testing is infeasible or if previous tissue-based comprehensive genomic profiling returned no actionable results.
If finalized, we believe the proposed LCD will significantly expand coverage for Medicare patients based on historic physician ordering patterns. Palmetto GBA is accepting and evaluating public comments, after which the draft LCD may be finalized and implemented by MACs that follow MolDx coverage policies. We can provide no assurances, however, that the draft LCD will be finalized as written or implemented by Palmetto GBA or the California MAC.
We anticipate approval by the FDA, if obtained, may also support improvements in coverage and reimbursement for the Guardant360 test.
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

We generated total revenue of $36.7 million and $16.7 million for the three months ended March 31, 2019 and 2018, respectively. We also incurred net losses of $21.4 million and $13.8 million for the three months ended March 31, 2019 and 2018, respectively. We have funded our operations to date principally from the sale of our stock and revenue from our precision oncology testing and development services. In October 2018, we completed our initial public offering, or IPO, selling 14,375,000 shares of our common stock and raising $249.5 million net of underwriting discounts and commissions and other expenses payable by us. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $492.8 million.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:

•
Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average selling price for clinical tests since we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Approximately 38% and 37% of our U.S. clinical tests for three months ended March 31, 2019 and 2018, respectively, were for Medicare beneficiaries. Prior to the third quarter of 2018, Medicare did not cover our tests and we did not submit claims for reimbursement. In September 2018, we began to submit claims to Medicare for reimbursement for Guardant360 clinical tests for certain Medicare beneficiaries, and in October 2018, we began to receive payments from Medicare for these clinical tests. In March 2019, Palmetto GBA posted a proposed LCD that, if finalized as written, would provide limited Medicare coverage for use of Guardant360 for qualifying patients diagnosed with solid cancers of non-central nervous system origin. We can provide no assurances, however, that the draft LCD will be finalized as written or implemented by Palmetto GBA or the California MAC.

•
Regulatory approval. Our Guardant360 test was the first comprehensive liquid biopsy test approved by NYSDOH. In addition, we believe our facility was the first comprehensive liquid biopsy laboratory to be CLIA-certified, CAP-accredited and NYSDOH-permitted. The FDA granted designation as a breakthrough device for our Guardant360 test as a companion diagnostic in January 2018 and for our GuardantOMNI test as a companion diagnostic in December 2018. Breakthrough Device designation, which, supersedes the EAP designation and, among other things, provides for priority review and more interactive communication with the FDA during the development process. While FDA approval is currently not required to market our tests in the United States, we intend to submit an application for a pre-market approval, or PMA, for each of our Guardant360 and GuardantOMNI tests for use as companion diagnostics. In March 2018, the Centers for Medicare and Medicaid Services, or CMS, published a Decision Memorandum for next-generation sequencing tests for patients with advanced cancer who meet certain clinical criteria, or the NGS Decision Memorandum. The NGS Decision Memorandum states that coverage would be available for next-generation sequencing FDA-approved tests offered within the FDA-approved labeling. FDA approval therefore provides a path to reimbursement by Medicare under the NGS Decision Memorandum. We believe that this establishes a competitive advantage for tests receiving FDA approval and that FDA approval will be increasingly necessary for diagnostic tests to gain adoption, both in the United States and abroad. We believe FDA approval, if obtained, will help increase adoption of our tests and facilitate favorable reimbursement decisions by Medicare and commercial payers. Any negative regulatory decisions or changes affecting our business could adversely impact our operations and financial results.

•
Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Payment from commercial payers differs depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. We have received a substantial portion of our revenue from a limited number of commercial payers, most of which have not contracted with us to be a participating provider. We have received reimbursement for tests of patients with a variety of cancers, though for amounts that on average are significantly lower than for participating providers. Historically, we have experienced situations where commercial payers proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payers have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider generally results in higher reimbursement for covered indications and lack of reimbursement for non-covered indications. As a result, the impact of becoming a participating provider with a specific payer will vary based on historical reimbursement as a non-participating provider for that payer, and in some situations, the benefit of increased reimbursement for covered testing could be offset by the loss of reimbursement on tests for non-covered indications previously received when we served as a non-participating provider. Current Procedural Terminology, or CPT, coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. Changes in how the Guardant360 test is coded may result in a significant change in its reimbursement amongst commercial payers. If our Guardant360 test receives approval from the FDA, we may be required to obtain a separate code for the Guardant360 test to bill U.S. based payers. If a coding change were to occur, payments for uncovered Guardant360 testing may be reduced or eliminated by commercial payers. The impact to our revenue may be in proportion to the volume of tests we performed as a non-participating provider. Cigna, Priority Health and multiple Blue Cross Blue Shield plans adopted reimbursement policies that cover our Guardant360 test for the majority of NSCLC patients we test. If their reimbursement policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In September 2018, we began to submit claims for reimbursement at the rate of $3,500 per test with respect to Guardant360 clinical testing performed for NSCLC patients covered under Medicare’s Molecular Diagnostic Services Program who meet certain clinical criteria, and in October 2018, we began to receive payments from Medicare. In addition, our Guardant360 test is expected to be a covered benefit for the members of the health plans associated with eviCore, a technology assessment company, as being considered medically necessary to assist in selecting therapy for patients with advanced lung cancer. When the eviCore policy becomes effective July 1, 2019, with added coverage for over 38 million Americans, we expect total lung cancer coverage in the United States for the Guardant360 test will increase to a total of more than 150 million lives, including Medicare beneficiaries and members of several health plans. If we fail to obtain or maintain coverage and adequate reimbursement from third-party payers, we may be unable to increase our testing volume and revenue as expected. Retrospective reimbursement adjustments can also negatively impact our revenue and cause our financial results to fluctuate. We have experienced situations where commercial payers proactively reduce the amounts they were willing to reimburse for our tests or determine that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made.

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

•
Research and development. A significant aspect of our business is our investment in research and development, including the development of new products, such as those being developed as part of our LUNAR early detection program. In particular, we have invested heavily in clinical studies, including more than 40 clinical outcomes studies, the largest-ever liquid-to-tissue concordance study, and a prospective interventional clinical utility study demonstrating clinical overall response rates in line with tissue biopsy approaches. Our clinical research has resulted in over 110 peer-reviewed publications. For example, the positive results from the Noninvasive vs. Invasive Lung Evaluation (NILE) study, a head-to-head comparison of the Guardant360 assay to standard-of-care tissue testing for the identification of guideline-recommended biomarkers in first-line advanced NSCLC patients, was published in Clinical Cancer Research. Beyond meeting its primary endpoint of demonstrating that the Guardant360 test was as accurate as standard-of-care tissue testing for the detection of guideline-recommended biomarkers in advanced NSCLC, the NILE study showed that (i) Guardant360 testing resulted in guideline-recommended testing for three times as many patients as standard-of-care tissue testing; (ii) when results for Guardant360 and tissue testing were both available for a patient, they were concordant in more than 90% of cases; (iii) the median time to results for Guardant360 was 9 days versus 15 days for standard-of-care tissue testing, and (iv) the Guardant360 test’s clinical sensitivity for EGFR L858R mutations was 90%. In addition, we are collaborating with investigators from multiple academic cancer centers, including MD Anderson Cancer Center, the University of Colorado, Memorial Sloan Kettering Cancer Center, Massachusetts General Cancer Center, Wake Forest Cancer Center and the University of California San Francisco, as well as several international institutions. We believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers, and expect our investments to increase. We expect to increase our research and development expense with the goal of fueling further innovation.

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

While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing and (ii) development services.
Effective January 1, 2019, we adopted a new revenue recognition standard FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, which primarily impacted our recognition of revenue related to patient claims paid by third-party commercial and governmental payors. We adopted ASC 606 using the modified retrospective method, which means that the cumulative effect of applying ASC 606 has been recognized to beginning accumulated deficit at January 1, 2019, the date of adoption of ASC 606, and prior comparative periods were not recast to reflect ASC 606. As a result, revenue for three months ended March 31, 2018 is presented in accordance with FASB ASC Topic 605, Revenue Recognition, or ASC 605, whereas revenue for the three months ended March 31, 2019 is presented under ASC 606. ASC 606 provides a five-step model for recognizing revenue that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our Guardant 360 and GuardantOMNI tests. In the United States, through March 31, 2019, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. Prior to the third quarter of 2018, Medicare did not cover our tests and we did not submit claims for reimbursement for these tests. In September 2018, we began to submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for NSCLC patients covered under Medicare’s Molecular Diagnostic Services Program who meet certain clinical criteria. Tests for patients covered by Medicare represented approximately 38% and 37% of U.S. tests processed for the three months ended March 31, 2019 and 2018, respectively. Due to the historical general lack of contracts with U.S. private payers and variability in payments received for claims submitted to them, as well as the limited claims experience to date with Medicare, from inception through the end of 2018 revenue had not been recognized by us at the time the service was performed as the price of the transaction was not fixed or determinable and collectability was not reasonably assured. As we provide precision oncology testing to biopharmaceutical customers under contracts for which all recognition criteria are met, we have recognized revenue on an accrual basis for those services.
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
Costs and operating expenses
Cost of precision oncology testing. Cost of precision oncology testing generally consists of cost of materials, direct labor, including bonus, benefit and stock-based compensation; equipment and infrastructure expenses associated with processing liquid biopsy test samples, including sample accessioning, library preparation, sequencing, quality control analyses and shipping charges to transport blood samples; freight; curation of test results for physicians; and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, amortization of leasehold improvements and information technology costs. Costs associated with performing our tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to the tests. Royalties for licensed technology are calculated as a percentage of revenues generated using the associated technology and recorded as expense at the time the related revenue is recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents. While we do not believe the technologies underlying these licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors. Cost of precision oncology testing revenue included royalty expense of $0.6 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
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
We expect that our research and development expenses will continue to increase in absolute dollars as we continue to innovate and develop additional products, expand our genomic and medical data management resources and conduct our ongoing and new clinical trials. This expense is expected to increase, particularly to drive our LUNAR program. Long term we expect it to decrease modestly as a percentage of revenue, though it may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses.
Sales and marketing expense. Our sales and marketing expenses are expensed as incurred and include costs associated with our sales organization, including our direct sales force and sales management, client services, marketing and reimbursement, medical affairs, as well as business development personnel who are focused on our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, travel expenses and stock-based compensation, as well as marketing and educational activities and allocated overhead expenses.
We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of our Guardant360 and GuardantOMNI tests. Development of products from our LUNAR program is expensive and we do not expect to generate profits from such products until they reach commercial scale. Sales and marketing expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses.
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
We expect that our general and administrative expenses will continue to increase in absolute dollars in 2019, primarily due to increased headcount and costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses.

Interest income
Interest income consists of interest earned on our cash, cash equivalents and marketable securities.
Interest expense
Interest expense consists primarily of interest from capital leases and royalty obligations.
Other income (expense), net
In the first quarter of 2018, we settled a commercial legal dispute. In connection with the settlement, we received a payment of $4.25 million, which was recognized as one-time other income for the three months ended March 31, 2018.
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
Joint venture
In connection with SoftBank’s purchase of our Series E convertible preferred stock, we agreed to enter into a joint venture agreement with Softbank relating to the commercialization and distribution of products in in all areas worldwide outside of North America, Central, America, South America, the United Kingdom, all other member states of the European Union as of May 2017, Iceland, Norway, Switzerland and Turkey, or the JV Territory. Upon the incorporation of the Joint Venture (Guardant Health AMEA, Inc.) in May 2018, SoftBank purchased 40,000 shares of common stock of the Joint Venture in exchange for $41.0 million in cash and we purchased 40,000 shares of common stock of the Joint Venture in exchange for $9.0 million in cash. We also entered into various ancillary agreements with the Joint Venture necessary to operate its business. Under the terms of the joint venture agreement, neither we nor SoftBank is obligated to make any further capital contribution, in cash or otherwise, to the Joint Venture. In the event the Joint Venture requires any additional funding for its operations, the Joint Venture may seek debt financing from financial institutions or additional financing in debt or equity from its shareholders, which will be on a pro rata basis among such shareholders unless they agree otherwise.
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

Results of operations
The following table set forth the significant components of our results of operations for the periods presented.

	Three Months Ended March 31,
	2019	2018

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$28,837	$14,191
Development services	7,818	2,501
Total revenue	36,655	16,692
Costs and operating expenses:
Cost of precision oncology testing(1)	11,023	8,045
Cost of development services	2,512	1,208
Research and development expense(1)	16,316	8,255
Sales and marketing expense(1)	17,807	11,312
General and administrative expense(1)	12,661	6,519
Total costs and operating expenses	60,319	35,339
Loss from operations	(23,664)	(18,647)
Interest income	2,485	985
Interest expense	(293)	(331)
Other income (expense), net	147	4,149
Loss before provision for income taxes	(21,325)	(13,844)
Provision for income taxes	26	—
Net loss	$(21,351)	$(13,844)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$170	$63
Research and development expense	1,210	204
Sales and marketing expense	826	374
General and administrative expense	976	636
Total stock-based compensation expense	$3,182	$1,277

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$28,837	$14,191	$14,646	103%
Development services	7,818	2,501	5,317	213%
Total revenue	$36,655	$16,692	$19,963	120%
Total revenue was $36.7 million for the three months ended March 31, 2019 compared to $16.7 million for the three months ended March 31, 2018, an increase of $20.0 million, or 120%.
Precision oncology testing revenue increased to $28.8 million for the three months ended March 31, 2019 from $14.2 million for the three months ended March 31, 2018, an increase of $14.6 million, or 103%. This increase in precision oncology testing revenue was primarily due to an increase in tests processed. Tests for clinical customers increased to 9,521 for the three months ended March 31, 2019 from 7,246 for the three months ended March 31, 2018 mainly due to an increase in the number of physicians ordering Guardant360 tests. Precision oncology revenue from tests for clinical customers was $17.2 million in the three months ended March 31, 2019 and $7.3 million in the three months ended March 31, 2018, respectively. Precision oncology testing revenue increased due to increases in test volume for clinical customers, revenue earned from most tests of Medicare lung cancer patients starting in the fourth quarter of 2018 and increases in commercial payer payments that were beneficially affected by the Protecting Access to Medicare Act of 2014. The change to accrual basis revenue under ASC 606 also contributed to the increase in precision oncology revenue from clinical customers, as cash basis revenue under ASC 605 in the three months ended March 31, 2019 would have been approximately $18.2 million. Tests for biopharmaceutical customers increased to 3,762 for the three months ended March 31, 2019 from 2,334 for the three months ended March 31, 2018 due to an increase in the number of biopharmaceutical customers and their contracted projects. The average selling price of biopharmaceutical tests was $3,109 for the three months ended March 31, 2019, up from $2,966 for the three months ended March 31, 2018 due to a greater number of such tests being the GuardantOMNI test, which has a higher selling price than the Guardant360 test.
Development services revenue increased to $7.8 million for the three months ended March 31, 2019 from $2.5 million for the three months ended March 31, 2018, an increase of $5.3 million, or 213%. This increase in development services revenue was due to new projects in 2019 and was mainly received from biopharmaceutical customers for companion diagnostic development and regulatory approval services.
Costs and operating expenses
Cost of precision oncology testing

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$11,023	$8,045	$2,978	37%
Cost of precision oncology testing revenue was $11.0 million for the three months ended March 31, 2019 compared to $8.0 million for the three months ended March 31, 2018, an increase of $3.0 million, or 37%. This increase in cost of precision oncology testing was primarily due to a $1.7 million increase in material costs, a $0.9 million increase in other costs including freight, royalties and curation of test results for physicians and a $0.4 million increase in production labor and overhead costs.

Cost of development services

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Cost of development services	$2,512	$1,208	$1,304	108%
Cost of development services was $2.5 million for the three months ended March 31, 2019 compared to $1.2 million for the three months ended March 31, 2018, an increase of $1.3 million, or 108%. Costs include material and labor costs incurred after technological feasibility was achieved on the development programs.
Research and development expense

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Research and development	$16,316	$8,255	$8,061	98%
Research and development expenses were $16.3 million for the three months ended March 31, 2019 compared to $8.3 million for the three months ended March 31, 2018, an increase of $8.1 million, or 98%. This increase in research and development expense was primarily due to an increase of $4.8 million in personnel-related costs for employees in our research and development group, including a $1.0 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology. The increase is also attributable to an increase of $1.7 million in material costs incurred for the development of the LUNAR assay, and an increase of $0.5 million in development consulting fees, and an increase of $0.4 million related to allocated facilities and information technology infrastructure costs.
Sales and marketing expense

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$17,807	$11,312	$6,495	57%
Selling and marketing expenses were $17.8 million for the three months ended March 31, 2019 compared to $11.3 million for the three months ended March 31, 2018, an increase of $6.5 million, or 57%. This increase was primarily due to an increase of $4.8 million in personnel-related costs, including a $0.5 million increase in stock-based compensation, associated with the expansion of our commercial organization, an increase of $0.7 million in travel expense, an increase of $0.3 million related to allocated facilities and information technology infrastructure costs, and an increase of $0.3 million in professional service expenses related to marketing activities.
General and administrative expense

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
General and administrative	$12,661	$6,519	$6,142	94%

General and administrative expenses were $12.7 million for the three months ended March 31, 2019 compared to $6.5 million for the three months ended March 31, 2018, an increase of $6.1 million, or 94%. This increase was primarily due to an increase of $2.2 million in personnel-related costs, including a $0.3 million increase in stock-based compensation related to an increase in our headcount, an increase of $2.6 million in professional service expenses related to outside legal, accounting, consulting and IT services, and an increase of $0.8 million related to allocated facilities and information technology infrastructure costs.
Interest income

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Interest income	$2,485	$985	$1,500	152%
Interest income was $2.5 million for the three months ended March 31, 2019 compared to $1.0 million for the three months ended March 31, 2018, an increase of $1.5 million, or 152%. This increase was primarily due to a significant increase in cash, cash equivalents and marketable securities during the three months ended March 31, 2019 primarily as a result of cash proceeds from our initial public offering.
Interest expense

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Interest expense	$293	$331	$(38)	(11)%
Interest expense was $0.3 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018, a decrease of $38,000, or 11%. This decrease was primarily due to reduced outstanding balance of an obligation related to a royalty in connection with a license agreement entered into in January 2017.
Other income (expense), net

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$147	$4,149	$(4,002)	(96)%
Other income (expense), net included a gain of $4.25 million for settlement of a commercial legal dispute for the three months ended March 31, 2018. There was no similar charge or gain for the three months ended March 31, 2019.
Other income (expense), net also included foreign currency exchange gains of $147,000 for the three months ended March 31, 2019 and foreign currency exchange losses of $209,000 for the three months ended March 31, 2018. This increase was primarily due to an obligation denominated in Euros in connection with a license agreement entered into in January 2017.

Provision for income taxes

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$26	$—	$26	*

*	Not meaningful
Provision for income taxes was very small for the three months ended March 31, 2019 and 2018 due to the losses incurred by us. The net change was insignificant.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of March 31, 2019, we had an accumulated deficit of $303.2 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to expand our sales organization, increase our marketing efforts to drive market adoption of our Guardant360 and GuardantOMNI tests, invest in clinical trials and develop new product offerings from our research programs, including our LUNAR program. As demand for Guardant360 and GuardantOMNI tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements will also increase in order to build additional capacity. Moreover, we expect to continue to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations.
We have funded our operations to date principally from the sale of stock, revenue from precision oncology testing and development service and the incurrence of indebtedness. As of March 31, 2019, we had cash and cash equivalents of $153.8 million and marketable securities of $339.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in marketable securities consisting of United States treasury securities and corporate bonds.
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
If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this report, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018

	(unaudited)
	(in thousands)
Cash used in operating activities	$(4,303)	$(6,559)
Cash provided by investing activities	$15,329	$8,470
Cash provided by financing activities	$2,288	$1,267
Operating activities
Cash used in operating activities during the three months ended March 31, 2019 was $4.3 million, which resulted from a net loss of $21.4 million, partially offset by non-cash charges of $4.8 million and net change in our operating assets and liabilities of $12.2 million. Non-cash charges primarily consisted of $2.4 million of depreciation and amortization and $3.2 million of stock-based compensation, partially offset by $0.6 million of amortization of discount on investment. The net change in our operating assets and liabilities was primarily the result of a $11.6 million decrease in accounts receivable due to collection from our biopharmaceutical customers, a $2.3 million increase in accrued expenses and other current liabilities, a $1.7 million increase in accrued compensation due to increased personnel, a $1.1 million increase in deferred rent, and a $1.0 million increase in deferred revenue, partially offset by a $2.6 million decrease in accounts payable due to timing of payment, a $1.1 million increase in inventory due to higher testing volumes, a $0.9 million increase in prepaid and other current assets, and a $0.8 million increase in other assets.
Cash used in operating activities during the three months ended March 31, 2018 was $6.6 million, which resulted from a net loss of $13.8 million, partially offset by non-cash charges of $2.8 million and net change in our operating assets and liabilities of $4.5 million. Non-cash charges primarily consisted of $1.4 million of depreciation and amortization and $1.3 million of stock-based compensation. The net change in our operating assets and liabilities was primarily the result of a $2.0 million increase in accounts payable due to increases in operating activities to support growing revenue, a $1.5 million increase in deferred revenue, a $1.1 million increase in accrued expenses and other current liabilities, a $0.6 million decrease in accounts receivable due to timing of collection, and a $0.6 million increase in deferred rent; partially offset by a $1.3 million increase in prepaid and other current assets.
Investing activities
Cash provided by investing activities during the three months ended March 31, 2019 was $15.3 million, which resulted primarily from maturities of marketable securities of $64.0 million, partially offset by purchases of marketable securities of $46.0 million and purchases of property and equipment of $2.7 million.
Cash provided by investing activities during the three months ended March 31, 2018 was $8.5 million, which resulted primarily from maturities of marketable securities of $32.1 million, partially offset by purchases of marketable securities of $19.6 million and purchases of property and equipment of $4.0 million.
Financing activities
Cash provided by financing activities during the three months ended March 31, 2019 was $2.3 million, which was primarily due to proceeds from issuances of common stock under employee stock purchase plan and exercise of stock options.
Cash provided by financing activities during the three months ended March 31, 2018 was $1.3 million, which was primarily due to proceeds from issuances of common stock proceeds upon exercise of stock options.
Contractual obligations and commitments
Except as set forth in Note 7, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-balance sheet arrangements
As of March 31, 2019, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
While our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Revenue recognition
We derive revenue from the provision of precision oncology testing services provided to our ordering physicians and biopharmaceutical customers, as well as from biopharmaceutical research and development services provided to our biopharmaceutical customers. Precision oncology services include genomic profiling and the delivery of other genomic information derived from our platform. Development services include the development of new platforms and information solutions, including companion diagnostic development and laboratory services. We currently receive payments from commercial third-party payors, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies and research institutes.
Effective January 1, 2019, we began recognizing revenue in accordance with ASC 606. Revenues are recognized when control of services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
Precision oncology testing
We recognize revenue from the sale of our precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, we determine an implied contract exists with our clinical patients. We identify each sale of our liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with our clinical customers represents variable consideration. We estimate the variable consideration under the portfolio approach and consider the historical reimbursement data from third-party payers and patients, as well as known current or anticipated reimbursement trends not reflected in the historical data. We monitor the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of judgment in the estimation of the variable consideration and application of the constraint for such variable consideration.
Revenue from sales of precision oncology tests to biopharmaceutical customers are based on a negotiated price per test or on the basis of an agreement to provide certain testing volume over a defined period. We identify our promise to transfer a series of distinct liquid biopsy tests to biopharmaceutical customers as a single performance obligation. Precision oncology tests to biopharmaceutical customers are generally billed at a fixed price for each test performed. Revenue is recognized over time based on the number of tests performed as the performance obligation is satisfied over time.

Our precision oncology information services are delivered electronically, and as such there are no shipping or handling fees incurred by us or billed to customers.
Development services
We perform development services for our biopharmaceutical customers utilizing our precision oncology information platform. Development services typically represent a single performance obligation as we perform a significant integration service, such as analytical validation and regulatory submissions. The individual promises are not separately identifiable from other promises in the contracts and, therefore, are not distinct. However, in certain contracts, a biopharmaceutical customer may engage us for multiple distinct development services which are both capable of being distinct and separately identifiable from other promises in the contracts and, therefore, distinct performance obligations.
We collaborate with pharmaceutical companies in the development and clinical trials of new drugs. As part of these collaborations, we provide services related to regulatory filings with the FDA to support companion diagnostic device submissions for our liquid biopsy panels. Under these collaborations, we generate revenue from achievement of milestones, as well as provision of on-going support. These collaboration arrangements include no royalty obligations. For development services performed, we are compensated through a combination of an upfront fee and performance-based non-refundable regulatory and other developmental milestone payments. The transaction price of our development services contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, we consider our historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than us. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is updated at each reporting period as a revision to the estimated transaction price.
We recognize development services revenue over the period in which biopharmaceutical research and development services are provided. Specifically, we recognize revenue using an input method to measure progress, utilizing costs incurred to-date relative to total expected costs as its measure of progress. For development of new products or services under these arrangements, costs incurred before technological feasibility is assured are included as research and development expenses in our condensed consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services.
Contracts with multiple performance obligations
Contracts with biopharmaceutical customers may include multiple distinct performance obligations, such as provision of precision oncology testing, biopharmaceutical research and development services, and clinical trial enrollment assistance, among others. We evaluate the terms and conditions included within our contracts with biopharmaceutical customers to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations that should be accounted for separately versus together. We first identify material promises, in contrast to immaterial promises or administrative tasks, under the contract and then evaluates whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, we consider whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party and the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, we consider whether we provide a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price by considering the historical selling price of these performance obligations in similar transactions as well as other factors, including, but not limited to, the price that customers in the market would be willing to pay, competitive pricing of other vendors, industry publications and current pricing practices, and expected costs of satisfying each performance obligation plus appropriate margin.
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
In May 2018, we and SoftBank formed and capitalized the Joint Venture for the sale, marketing and distribution of our tests in the JV Territory. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa, with an initial focus on Japan. As of March 31, 2018, the Joint Venture is deemed to be a VIE and we are identified as the primary beneficiary of the VIE. Consequently, we have consolidated the financial position, results of operations and cash flows of the Joint Venture in our financial statements and all intercompany balances have been eliminated in consolidation.
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
Stock-based compensation
After the adoption of Accounting Standards Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on January 1, 2019, we measure stock-based compensation expense for stock options granted to our employees, directors, and nonemployee consultants on the date of grant and recognize the corresponding compensation expense of those awards over the period that the related services are rendered, which is generally the vesting period of the respective award.
We estimate the fair value of stock options granted to our employees, directors and nonemployee consultants on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions used to calculate the fair value of our stock options were:
Expected term
Our expected term represents the period that our stock options are expected to be outstanding. After the adoption of Accounting Standards Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on January 1, 2019, the expected term of stock options issued to employees and nonemployee consultants is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.
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
Black-Scholes assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model for stock options granted were as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018

	(unaudited)
Expected term (in years)	6.22	5.01 – 10.00
Expected volatility	66.7%	81.6% – 86.5%
Risk-free interest rate	2.7%	2.5% – 2.7%
Expected dividend yield	—%	—%
We recognize stock-based compensation expense net of forfeitures as they occur in accordance with Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
As of March 31, 2019, we had unrecognized stock-based compensation of $20.7 million related to unvested employee stock options and restricted stock units which is expected to be recognized over a weighted-average period of 2.7 years.
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

Recent accounting pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of March 31, 2019, we had cash and cash equivalents of $153.8 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities, U.S. government agency bonds and corporate bonds. As of March 31, 2019, we had short-term marketable securities of $313.1 million and long-term marketable securities of $25.9 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of March 31, 2019, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $1.8 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Our capital lease obligation bears a fixed interest rate. Therefore, we are not exposed to material risks from changes in interest rates on our outstanding indebtedness.
Foreign currency risk
The majority of our revenue is generated in the United States. Through March 31, 2019, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Our obligation related to a royalty denominated in Euros is subject to foreign currency risk. As of March 31, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates would result in a foreign exchange gains or losses of $0.7 million, on total cumulative balance of obligations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Limitations on effectiveness of controls and procedures
Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The information under the caption “Commitments and Contingencies - Legal Proceedings” in Note 8 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, concerning certain legal proceedings in which we are involved, is hereby incorporated by reference. The resolution of any such legal proceeding is subject to inherent uncertainty and could have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 19, 2019. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. While we believe there have been no material changes in our risk factors from those disclosed in the Annual Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1#	2018 Employee Stock Purchase Plan	S-8	333-227762	99.3	10/10/2018
10.1(a)#	First Amendment to 2018 Employee Stock Purchase Plan	10-K	001-38683	10.4(a)	3/29/2019
10.2#	Executive Severance Plan	S-1/A	333-227206	10.13	9/21/2018
10.2(a)#	First Amendment to Executive Severance Plan	10-K	001-38683	10.5(a)	3/29/2019
10.3#	Non-Employee Director Compensation Program					*
10.4#	Form of letter agreement relating to certain time-based equity awards held by Helmy Eltoukhy and AmirAli Talasaz	10-K	001-38683	10.19	3/29/2019
10.5#§	Offer Letter, dated May 13, 2018, by and between Guardant Health, Inc. and Leena Das-Young.					*
10.6#	Offer Letter, dated July 29, 2014, by and between Guardant Health, Inc. and Richard Lanman.					*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

___________________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
§    Schedules and attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

GUARDANT HEALTH, INC.

Dated:	May 10, 2019	By:	/s/ Derek Bertocci
		Name:	Derek Bertocci
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)