Form 10-Q
period 2019-09-30
Guardant Health, Inc.
filed 2019-11-07
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 31, 2019, the registrant had 93,905,925 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$147,188	$140,544
Short-term marketable securities	375,768	278,417
Accounts receivable	39,689	35,690
Inventory	14,760	9,136
Prepaid expenses and other current assets	5,657	5,204
Total current assets	583,062	468,991
Long-term marketable securities	302,624	77,563
Property and equipment, net	40,759	31,003
Intangible assets	8,755	—
Goodwill	2,928	—
Capitalized license fees	7,133	7,800
Other assets	3,073	2,046
Total Assets(1)	$948,334	$587,403
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,054	$10,642
Accrued compensation	24,604	12,986
Accrued expenses	17,239	7,081
Capital lease, current	80	97
Deferred rent, current	745	—
Deferred revenue	13,095	16,138
Total current liabilities	67,817	46,944
Capital lease, net of current portion	57	119
Deferred rent, net of current portion	10,564	7,844
Obligation related to royalty	6,780	7,338
Other long-term liabilities	1,220	206
Total Liabilities(1)	86,438	62,451
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	46,500	41,800

Stockholders’ equity:
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 93,853,390 and 85,832,454 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,141,885	764,033
Accumulated other comprehensive loss	1,109	(83)
Accumulated deficit	(327,599)	(280,799)
Total Stockholders’ Equity	815,396	483,152
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$948,334	$587,403
(1) As of September 30, 2019 and December 31, 2018, includes $45.1 million and $48.3 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and VIE’s subsidiaries, and $3.0 million and $1.2 million of liabilities of the consolidated VIE and VIE’s subsidiaries, respectively, for which their creditors do not have recourse to the general credit of the Company. See Note 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Precision oncology testing	$52,147	$18,298	$123,048	$50,311
Development services	8,701	3,394	28,430	7,455
Total revenue	60,848	21,692	151,478	57,766
Costs and operating expenses:
Cost of precision oncology testing	16,578	9,671	42,251	27,222
Cost of development services	1,936	380	6,631	2,041
Research and development expense	24,569	14,253	60,417	34,062
Sales and marketing expense	18,802	13,464	56,048	36,351
General and administrative expense	16,440	8,129	42,540	23,645
Total costs and operating expenses	78,325	45,897	207,887	123,321
Loss from operations	(17,477)	(24,205)	(56,409)	(65,555)
Interest income	4,286	958	9,870	2,932
Interest expense	(280)	(304)	(860)	(952)
Other income (expense), net	179	43	275	4,587
Loss before provision for (benefit from) income taxes	(13,292)	(23,508)	(47,124)	(58,988)
Provision for (benefit from) income taxes	(202)	—	(1,383)	3
Net loss	(13,090)	(23,508)	(45,741)	(58,991)
Fair value adjustment of redeemable noncontrolling interest	300	(950)	(4,700)	(950)
Net loss attributable to Guardant Health, Inc. common stockholders	$(12,790)	$(24,458)	$(50,441)	$(59,941)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.14)	$(1.94)	$(0.56)	$(4.87)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	93,303	12,582	89,452	12,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(13,090)	$(23,508)	$(45,741)	$(58,991)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	(282)	188	1,055	28
Foreign currency translation adjustments	47	(27)	137	(27)
Other comprehensive income (loss)	(235)	161	1,192	1
Comprehensive loss	$(13,325)	$(23,347)	$(44,549)	$(58,990)
Comprehensive gain (loss) attributable to redeemable noncontrolling interest	300	(950)	(4,700)	(950)
Comprehensive loss attributable to Guardant Health, Inc.	$(13,025)	$(24,297)	$(49,249)	$(59,940)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2018	$41,800	85,832,454	$1	$764,033	$(83)	$(280,799)	$483,152
Cumulative effect adjustment for Topic 606 adoption	—	—	—	—	—	4,907	4,907
Cumulative effect adjustment for ASU 2018-07 adoption	—	—	—	1,266	—	(1,266)	—
Issuance of common stock upon exercise of stock options	—	146,318	—	538	—	—	538
Vesting of common stock exercised early	—	—	—	56	—	—	56
Common stock issued under employee stock purchase plan	—	119,702	—	1,933	—	—	1,933
Stock-based compensation	—	—	—	3,183	—	—	3,183
Fair value adjustment of redeemable noncontrolling interest	4,700	—	—	—	—	(4,700)	(4,700)
Other comprehensive gain, net of tax impact	—	—	—	—	416	—	416
Net loss	—	—	—	—	—	(21,351)	(21,351)
Balance as of March 31, 2019	46,500	86,098,474	1	771,009	333	(303,209)	468,134
Issuance of common stock upon follow-on offering, net of offering costs of $723	—	5,175,000	—	349,709	—	—	349,709
Issuance of common stock upon exercise of stock options	—	1,531,672	—	4,992	—	—	4,992
Vesting of restricted stock units	—	1,106	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	3,215	—	—	3,215
Fair value adjustment of redeemable noncontrolling interest	300	—	—	—	—	(300)	(300)
Other comprehensive gain, net of tax impact	—	—	—	—	1,011	—	1,011
Net loss	—	—	—	—	—	(11,300)	(11,300)
Balance as of June 30, 2019	46,800	92,806,252	1	1,128,938	1,344	(314,809)	815,474
Issuance of common stock upon exercise of stock options	—	949,496	—	4,265	—	—	4,265
Vesting of restricted stock units	—	4,439	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Common stock issued under employee stock purchase plan	—	93,203	—	3,185	—	—	3,185
Stock-based compensation	—	—	—	5,484	—	—	5,484
Fair value adjustment of redeemable noncontrolling interest	(300)	—	—	—	—	300	300
Other comprehensive gain, net of tax impact	—	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	—	(13,090)	(13,090)
Balance as of September 30, 2019	$46,500	93,853,390	$1	$1,141,885	$1,109	$(327,599)	$815,396

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2017	$—	78,627,369	$499,974	11,896,882	$—	$4,900	$(532)	$(195,736)	$308,606
Issuance of common stock upon exercise of stock options	—	—	—	421,264	—	1,103	—	—	1,103
Issuance of common stock upon early exercise of stock options	—	—	—	44,268	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	31,713	—	4	—	—	4
Stock-based compensation	—	—	—	—	—	1,277	—	—	1,277
Other comprehensive loss, net of tax impact	—	—	—	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	—	—	—	(13,844)	(13,844)
Balance as of March 31, 2018	—	78,627,369	499,974	12,394,127	—	7,284	(830)	(209,580)	296,848
Issuance of common stock upon exercise of stock options	—	—	—	148,230	—	424	—	—	424
Issuance of common stock upon exercise of warrants	—	—	—	11,922	—	2	—	—	2
Repurchase of common stock	—	—	—	(31,681)	—	(172)	—	—	(172)
Stock-based compensation	—	—	—	—	—	1,180	—	—	1,180
Issuance of equity interests in redeemable noncontrolling interest	41,000	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax impact	—	—	—	—	—	—	138	—	138
Net loss	—	—	—	—	—	—	—	(21,639)	(21,639)
Balance as of June 30, 2018	41,000	78,627,369	499,974	12,522,598	—	8,718	(692)	(231,219)	276,781
Issuance of common stock upon exercise of stock options	—	—	—	250,656	—	839	—	—	839
Issuance of common stock upon exercise of warrants	—	—	—	229,568	—	33	—	—	33
Stock-based compensation	—	—	—	—	—	1,831	—	—	1,831
Fair value adjustment of redeemable noncontrolling interest	950	—	—	—	—	—	—	(950)	(950)
Other comprehensive loss, net of tax impact	—	—	—	—	—	—	161	—	161
Net loss	—	—	—	—	—	—	—	(23,508)	(23,508)
Balance as of September 30, 2018	$41,950	78,627,369	$499,974	13,002,822	$—	$11,421	$(531)	$(255,677)	$255,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018

OPERATING ACTIVITIES:
Net loss	$(45,741)	$(58,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,963	4,967
Unrealized translation gains on obligation related to royalty	(330)	(251)
Non-cash stock-based compensation	11,882	4,288
Non-cash interest expense	—	(10)
Amortization of discounts on marketable securities	(1,953)	41
Benefit from income taxes	(1,235)	—
Changes in operating assets and liabilities:
Accounts receivable	908	(1,853)
Inventory	(5,624)	212
Prepaid expenses and other current assets	(453)	(2,483)
Other assets	(1,043)	97
Accounts payable	426	3,348
Accrued compensation	11,618	2,519
Accrued expenses and other liabilities	6,368	541
Deferred rent	3,465	1,086
Deferred revenue	(3,043)	842
Net cash used in operating activities	(16,792)	(45,647)

INVESTING ACTIVITIES:
Purchases of marketable securities	(542,468)	(48,693)
Maturity of marketable securities	223,064	110,625
Business acquisition, net of cash acquired	(7,328)	—
Purchases of property and equipment	(11,628)	(17,272)
Purchases of intangible assets and capitalized license obligations	(2,568)	—
Net cash (used in) provided by investing activities	(340,928)	44,660

FINANCING ACTIVITIES:
Payments made on royalty obligations	(228)	—
Payments made on capital lease obligations	(79)	(420)
Proceeds from issuance of common stock upon exercise of stock options	9,795	2,572
Proceeds from issuance of common stock upon the exercise of warrants	—	38
Repurchase of common stock	—	(172)
Proceeds from issuances of common stock under employee stock purchase plan	5,118	—
Proceeds from follow-on offering, net of underwriting discounts and commissions	350,432	—
Payment of offering costs related to initial public offering and follow-on offering	(811)	(221)
Net proceeds from issuance of equity interests in redeemable noncontrolling interest	—	41,000

Net cash provided by financing activities	364,227	42,797
Net effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	137	(27)
Net increase in cash, cash equivalents and restricted cash	6,644	41,783
Cash, cash equivalents and restricted cash - Beginning of period	140,544	72,596
Cash, cash equivalents and restricted cash - End of period	$147,188	$114,379
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$860	$67
Cash paid for income taxes	$298	$—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,418	$1,859
Deferred offering costs included in accounts payable and accrued expenses	$—	$4,036
Initial fair value of contingent consideration at acquisition date	$1,065	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business
Guardant Health, Inc. (the “Company”) is a leading precision oncology company focused on helping conquer cancer globally through use of its proprietary blood tests, vast data sets and advanced analytics. The key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which the Company enables by a routine blood draw, or liquid biopsy. The Guardant Health Oncology Platform is designed to leverage the Company’s capabilities in technology, clinical development, regulatory, reimbursement and commercial adoption to improve patient clinical outcomes, lower healthcare costs and accelerate biopharmaceutical drug development. In pursuit of its goal to manage cancer across all stages of the disease, it has launched its Guardant360 and GuardantOMNI liquid biopsy-based tests for advanced stage cancer patients, and is developing tests from its LUNAR early detection program to address the needs of early stage cancer patients with adjuvant treatment selection, cancer survivors with surveillance, and asymptomatic individuals with screening.
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In April 2018, the Company established Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an entity affiliated with SoftBank. Under the terms of the joint venture agreement, the Company held a 50% ownership interest in the Joint Venture. As of September 30, 2019, the Joint Venture has subsidiaries in Singapore and Japan (see Note 3).

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
The Company believes that its existing cash and cash equivalents and marketable securities as of September 30, 2019 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, standalone selling price allocation included in contracts with multiple performance obligations, estimation of potential credit losses on accounts receivable, the valuation of inventory, the fair value of assets acquired and liabilities assumed for business combinations, goodwill and identifiable intangible assets, stock-based compensation, contingencies, certain inputs into the provision for (benefit from) income taxes, including related reserves, valuation of redeemable noncontrolling interest, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
JOBS Act Accounting Election
The Company is an “emerging growth company” within the meaning of the Jumpstart Our Business Act of 2012 (the “JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. The Company has elected to use this extended transition period and, as a result, the consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company also intends to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. As the market value of the Company’s common stock that was held by non-affiliates exceeded $700 million as of June 30, 2019, the Company expects to be classified as a large accelerated filer and cease being an emerging growth company as of December 31, 2019.
Foreign Currency Translation
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. For the three and nine months ended September 30, 2019, foreign currency translation adjustment was immaterial.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities at the time of purchase of three months or less. Cash equivalents include bank demand deposits and money market accounts that invest primarily in U.S. government-backed securities and treasuries. Cash equivalents are carried at cost, which approximates their fair value.
Restricted cash consists of deposits related to the Company’s corporate credit card. Restricted cash balance was included in other assets in the accompanying condensed consolidated balance sheet, and was immaterial as of September 30, 2019 and December 31, 2018.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective condensed consolidated balance sheet date. For each significant customer, revenue as a percentage of revenue and accounts receivable as a percentage of accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2019	December 31, 2018
	2019	2018	2019	2018

	(unaudited)				(unaudited)
Customer A	*	*	*	10%	*	*
Customer B	21%	18%	27%	14%	28%	65%
Customer C	19%	*	15%	*	*	*
Customer D	*	*	*	*	10%	*

*	less than 10%
Accounts Receivable
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. Accounts receivable are written off when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. For the three and nine months ended September 30, 2019 and 2018, the Company did not write off any material accounts receivable.
Upon the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2019, contract assets are reported as part of accounts receivable on the condensed consolidated balance sheets and are discussed in “unbilled receivables” below.
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services provided to its ordering physicians and biopharmaceutical customers, as well as from biopharmaceutical research and development services provided to its biopharmaceutical customers. Precision oncology services include genomic profiling and the delivery of other genomic information derived from the Company’s platform. Development services include the development of new platforms and information solutions, including companion diagnostic development and laboratory services. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies and research institutes.
Effective January 1, 2019, the Company began recognizing revenue in accordance with ASC 606. Revenues are recognized when control of services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical patients. The Company identifies each sale of its liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of judgment in the estimation of the variable consideration and application of the constraint for such variable consideration.
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
The Company collaborates with pharmaceutical companies in the development of new drugs. As part of these collaborations, the Company provides services related to regulatory filings with the FDA to support companion diagnostic device submissions for the Company’s liquid biopsy panels. Under these collaborations, the Company generates revenue from achievement of milestones, as well as provision of on-going support. For development services performed, the Company is compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and other developmental milestone payments. The transaction price of the Company's development services contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, the Company considers its historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than the Company. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is updated at each reporting period as a revision to the estimated transaction price.
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
Contracts with multiple performance obligations
Contracts with biopharmaceutical customers may include multiple distinct performance obligations, such as provision of precision oncology testing, biopharmaceutical research and development services, and clinical trial enrollment assistance, among others. The Company evaluates the terms and conditions included within its contracts with biopharmaceutical customers to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations that should be accounted for separately versus together. The Company first identifies material promises, in contrast to immaterial promises or administrative tasks, under the contract, and then evaluates whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, the Company considers whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party as well as the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, the Company considers whether it provides a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
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
Unbilled receivables are presented under accounts receivable on the Company’s consolidated balance sheets. As of September 30, 2019, the Company had unbilled receivables of $5.7 million as compared to $4.9 million as of January 1, 2019. The Company did not record unbilled receivables for its contract assets prior to the adoption of ASC 606 on January 1, 2019.
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
As of September 30, 2019 and December 31, 2018, the deferred revenue balance was $13.1 million and $16.1 million, respectively, which included $5.2 million and $10.5 million, respectively, related to collaboration development efforts with two pharmaceutical companies to be recognized as the Company performs research and development services in the future periods. Revenue recognized in the nine months ended September 30, 2019 that was included in the deferred revenue balance as of January 1, 2019 was $14.8 million, which represented primarily revenue from provision of development services under the collaboration agreement with a biopharmaceutical company.
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
As of September 30, 2019, the Company has not recognized any impairment losses on its goodwill, intangible assets, or other long-loved assets.
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
Prior to the closing of the Company’s initial public offering (the “IPO”) in October 2018 and the conversion of its convertible preferred stock into common stock, the Company calculated its basic and diluted net loss per share attributable to common stockholders of the Company in conformity with the two-class method required for companies with participating securities. The Company considered its convertible preferred stock to be participating securities. In the event a dividend had been declared or paid on the Company’s common stock, holders of convertible preferred stock were entitled to a share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, net loss attributable to common stockholders is determined by allocating undistributed earnings between common and preferred stockholders. The net loss attributable to common stockholders was not allocated to the convertible preferred stock under the two-class method as the convertible preferred stock did not have a contractual obligation to share in the Company’s losses.
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
In accordance with ASC 606 requirements under the modified retrospective method of adoption, the disclosure of the impact of adoption on the Company’s condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC606	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC606
	(in thousands)
Revenue:
Precision oncology testing	$52,147	$(439)	$51,708	$123,048	$1,578	$124,626
Development services	8,701	(717)	7,984	28,430	(2,079)	26,351
Total revenue	60,848	(1,156)	59,692	151,478	(501)	150,977

	September 30, 2019
	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC606
	(in thousands)
Assets:
Accounts receivable	$39,689	$(501)	$39,188
Equity:
Accumulated deficit	$(327,599)	$(501)	$(328,100)
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
As of September 30, 2019 and December 31, 2018, the Joint Venture had total assets of approximately $45.1 million and $48.3 million, respectively, which were primarily comprised of cash, property and equipment and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of September 30, 2019 and December 31, 2018, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
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
Each of the Company and SoftBank may exercise its respective put-call rights for the Company to purchase all shares of the Joint Venture held by SoftBank in the event of (i) certain material disagreement relating to the Joint Venture or its business that may seriously affect the ability of the Joint Venture to perform its obligations under the joint venture agreement or may otherwise seriously impair the ability of the Joint Venture to conduct its business in an effective matter, other than one relating to the Joint Venture’s business plan or to factual matters that may be capable of expert determination; (ii) the effectiveness of the Company’s initial public offering, a change in control of the Company, the seventh anniversary of the formation of the Joint Venture, or each subsequent anniversary of each of the foregoing events; or (iii) a material breach of the joint venture agreement by the other party that goes unremedied within 20 business days. The purchase price per share of the Joint Venture in these situations will be equal to the average closing price of the shares for the 20 trading days ending on the business day immediately preceding the date of the put or call notice, if the shares of the Joint Venture are publicly traded and listed on a national exchange; or determined by a third-party valuation firm on the assumption that the sale is on an arm’s-length basis on the date of the put or call notice. The third-party valuation firm may evaluate a range of factors and employ assumptions that are subjective in nature, which could result in the fair value of SoftBank’s interest in the Joint Venture being determined to be materially different from what has been recorded in the Company’s condensed consolidated financial statements.
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
As of September 30, 2019 and December 31, 2018, the fair value of the redeemable noncontrolling interest held by SoftBank was determined to approximate $46.5 million and $41.8 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded a fair value adjustment of redeemable noncontrolling interest of a gain of $300,000 and a loss of $4.7 million, respectively, in its condensed consolidated statements of operations.
As of September 30, 2019, the fair value of the redeemable noncontrolling interest held by SoftBank was determined using the combination of the income approach and the market approach. Determining the fair value of the redeemable noncontrolling interest requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include future revenue growth rates, gross profit margins, EBITDA margins, future capital expenditures, weighted average costs of capital and future market conditions, among others. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy.

4.	Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Machinery and equipment	$27,590	$23,440
Computer hardware	6,279	4,949
Leasehold improvements	17,910	13,965
Furniture and fixtures	1,701	1,522
Computer software	797	643
Construction in progress	7,312	3,118
Property and equipment, gross	61,589	47,637
Less: accumulated depreciation and amortization	(20,830)	(16,634)
Property and equipment, net	$40,759	$31,003
Depreciation and amortization expense related to property and equipment was $2.5 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $6.8 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019 and December 31, 2018, total property and equipment financed under capital leases was $346,000 and $504,000, net of accumulated amortization of $209,000 and $294,000, respectively. Amortization expense related to total property and equipment financed under capital leases was $22,000 and $30,000 for the three months ended September 30, 2019 and 2018, respectively, and $73,000 and $135,000 for the nine months ended September 30, 2019 and 2018, respectively.

Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Accrued royalty obligations	$1,622	$707
Accrued legal expenses	2,005	814
Accrued tax liabilities	1,884	1,470
Accrued professional services	2,991	1,791
Accrued clinical trials and studies	1,546	236
Purchases of property and equipment included in accrued expenses	4,210	343
Other	2,981	1,720
Total accrued expenses	$17,239	$7,081

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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2019
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$8,066	$8,066	$—	$—
Total cash equivalents	8,066	8,066	—	—

Corporate bonds	23,029	—	23,029	—
U.S. government debt securities	352,739	—	352,739	—
Total short-term marketable securities	375,768	—	375,768	—

U.S. government debt securities	302,624	—	302,624	—
Total long-term marketable securities	302,624	—	302,624	—
Total	$686,458	$8,066	$678,392	$—

Financial Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,065	$—
Total	$—	$—	$1,065	$—

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$25,796	$25,796	$—	$—
Total cash equivalents	25,796	25,796	—	—

Corporate bonds	38,397	—	38,397	—
U.S. government debt securities	235,016	—	235,016	—
U.S. government agency bonds	5,004	—	5,004	—
Total short-term marketable securities	278,417	—	278,417	—

Corporate bonds	3,805	—	3,805	—
U.S. government debt securities	73,758	—	73,758	—
Total long-term marketable securities	77,563	—	77,563	—
Total	$381,776	$25,796	$355,980	$—
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
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$8,066	$—	$—	$8,066
Corporate bond	22,985	44	—	23,029
U.S. government debt securities	654,230	1,244	(111)	655,363
Total	$685,281	$1,288	$(111)	$686,458

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$25,796	$—	$—	$25,796
Corporate bond	42,273	—	(71)	42,202
U.S. government debt securities	308,775	235	(236)	308,774
U.S. government agency bonds	5,014	—	(10)	5,004
Total	$381,858	$235	$(317)	$381,776
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three and nine months ended September 30, 2019 and 2018, respectively. The maturities of the Company’s long-term marketable securities range from 1.0 year to 1.8 years as of September 30, 2019.

6.	Acquisition of Bellwether Bio
In April 2019, the Company purchased of all of the outstanding shares of Bellwether Bio, Inc. (“Bellwether Bio”), a privately-held company developing a method for early blood-based cancer detection. The Company accounted for the acquisition as a business combination. The total purchase consideration was $8.7 million, which consisted of i) $7.6 million in cash paid upon closing; and ii) future contingent consideration liability with a fair value of $1.1 million on the acquisition date. The contingent consideration is subject to the achievement of certain commercialization milestones with a maximum payout amount of $10.0 million. The Company will also pay additional earn-out consideration of up to $10.0 million subject to the achievement of certain commercialization milestones and the continued provision of services to the Company by certain former employees and consultants of Bellwether Bio. The contingent consideration and earn-out consideration may be paid, at the Company’s election, in cash or in the Company’s common stock. As of September 30, 2019, the Company did not believe the earn-out consideration is probable to be achieved, and therefore, did not record any compensation expense.
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

Amount
(unaudited)
(in thousands)
Cash	$521
Identified intangible assets	6,700
Goodwill	2,928
Net liabilities assumed	(1,441)
Total	$8,708
The following table presents details of the identified intangible assets acquired from the Bellwether Bio acquisition:

	Fair Value	Estimated Useful Life
	(in thousands)
Acquired license	$5,100	10 years
IPR&D	1,600	*
Total	$6,700

*	IPR&D assets are not subject to amortization.
In connection with the acquisition of Bellwether Bio, the Company also entered into non-compete agreements with certain key individuals based on their experience and importance to the operation of Bellwether Bio. The Company accounted for the covenants not to compete as purchases of intangible assets separate from the business combination as these non-compete agreements were initiated by the Company to protect its interests. The fair value of acquired covenants not to compete is estimated to be $2.5 million, which is recorded within intangible assets on the condensed consolidated balance sheet and will be amortized over an estimated useful life of 6 years using the straight-line method.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis based on additional information as it becomes available and change in estimated contingent consideration to be paid will be included in other income (expense), net in the consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, continued services from certain former employees and consultants, resulting contingent payments, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement.
For the three and nine months ended September 30, 2019, no change in estimated contingent consideration liability was recorded as the information available at period end is similar to those used to estimate the fair value of contingent consideration on the acquisition date. As of September 30, 2019, the acquisition-related contingent consideration liability of $1.1 million was recorded within other long-term liabilities on the condensed consolidated balance sheet.
For the nine months ended September 30, 2019, the Company incurred acquisition-related transaction costs of $422,000, which were included in general and administrative expenses in the condensed consolidated statements of operations.

7.	Patent License Agreement
In January 2017, the Company entered into a patent license agreement with a biotechnology company for an exclusive, non-transferable right to use proprietary technology related to high-throughput screening and identification of mutations in targeted gene sequences. The transaction was treated as an acquisition of an asset and the Company capitalized a total of $9.7 million under the arrangement.
As of September 30, 2019 and December 31, 2018, unamortized capitalized license fees were $7.1 million and $7.8 million, respectively, which will be amortized over the remaining useful life of 7.3 and 8.0 years, respectively. Amortization of capitalized license fees totaled $249,000 and $266,000 for the three months ended September 30, 2019 and 2018, respectively, and $735,000 and $694,000 for the nine months ended September 30, 2019 and 2018, respectively.

8.	Commitments and Contingencies
Operating Leases
As of September 30, 2019, future minimum payments under the non-cancelable operating lease were as follows:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2019	$1,467
2020	7,292
2021	8,143
2022	8,392
2023	9,022
2024 and thereafter	26,076
Total	$60,392
Rent expense for the facility leases was $1.7 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $4.6 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Capital Leases
As of September 30, 2019, future minimum capital lease payments were as follows:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2019	$27
2020	108
2021	36
Total minimum capital lease payments	171
Less: amount representing interest	(34)
Present value of net minimum capital lease payments	137
Less: current installments of obligations under capital lease	(80)
Obligations under capital lease, excluding current installments	$57
The Company has no minimum capital lease payments in 2022 and thereafter.
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
Royalty expenses were included in cost of precision oncology testing on the accompanying condensed consolidated statements of operations. The Company recognized royalty expenses of $1.4 million and $319,000, or 3% and 2% of precision oncology testing revenue in each period, for the three months ended September 30, 2019 and 2018, respectively, and $3.1 million and $936,000, or 3% and 2% of precision oncology testing revenue in each period, for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, future minimum royalty payments were due as follows regardless of sales amounts:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2019	$341
2020	1,365
2021	1,365
2022	1,637
2023	1,637
2024 and thereafter	5,458
Total future minimum royalty payments	11,803
Less: amount representing interest	(5,023)
Present value of future minimum royalty payments	$6,780
Indemnification Agreements
The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of September 30, 2019.
Security Incidents
In July 2018, the Company experienced security incidents involving an unauthorized actor obtaining access to its email system and sending phishing messages. The Company has implemented and continues to implement additional security measures to help prevent future unauthorized access to its systems and the data it maintains, including promptly engaging an independent cybersecurity firm to support its investigation, assess its systems and bolster security thereof. The Company provided timely notices to the U.S. Department of Health and Human Services (“HHS”), certain state regulators and certain credit agencies, as applicable, as well as to the individuals affected. Following such security incidents, the Company received a request for information in January 2019 regarding the incidents from the HHS Office for Civil Rights (“OCR”).  The Company responded to that request, and in August 2019, OCR informed the Company that OCR has closed the matter without further action.

In connection with an unrelated security incident involving few patients, the Company received additional OCR requests for information in August 2019, to which the Company has responded in October 2019. The Company currently cannot predict the ultimate resolution of the OCR inquiry and cannot estimate the amounts or ranges of potential loss that could result therefrom. The Company has insurance coverage in place for certain potential claims, liabilities and costs relating to the security incidents, but this coverage is limited in amount and may not be adequate to protect against all claims, liabilities and costs arising from such incidents, including fines and penalties.

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

Patent Disputes
In November 2017, the Company filed separate lawsuits against Foundation Medicine, Inc. (“Foundation Medicine”) and Personal Genome Diagnostics, Inc. (“Personal Genome Diagnostics”) in the United States District Court for the District of Delaware. The Company has alleged that each of the two companies has infringed four of the Company’s digital sequencing technology patents. The two companies have each asserted counterclaims of patent invalidity, unenforceability under the doctrine of inequitable conduct, and non-infringement. Personal Genome Diagnostics has also alleged antitrust violations related to the enforcement of the Company’s patent rights. In each lawsuit, the parties are seeking damages, injunctive relief and attorneys’ fees.

In March 2018, Personal Genome Diagnostics filed two petitions for post-grant review with the Patent Trial and Appeal Board (“PTAB”) at the United States Patent and Trademark Office, challenging the patentability of two of the patents asserted by the Company. The two post-grant review petitions were dismissed with prejudice in July 2018. Subsequently, Foundation Medicine filed six petitions for inter partes review with the PTAB, challenging the patentability of all four of the patents asserted by the Company. The PTAB denied institution of inter partes review for four of the six petitions filed by Foundation Medicine and instituted inter partes review for the remaining two petitions. The Company plans to vigorously defend its patent rights during such PTAB actions. At this time, the Company cannot reasonably ascertain the likelihood that any of the remaining challenged patents will be found to be invalid or unenforceable.
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
Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”). As of September 30, 2019 and December 31, 2018, no dividends on common stock had been declared by the Board of Directors.
Common stock has been reserved for the following potential future issuances:

	September 30, 2019	December 31, 2018
	(unaudited)
Shares underlying outstanding stock options	4,915,418	7,588,405
Shares underlying unvested restricted stock units	443,267	—
Shares available for issuance under the 2018 Incentive Award Plan	2,806,659	3,556,507
Shares available for issuance under the 2018 Employee Stock Purchase Plan	709,345	922,250
Total	8,874,689	12,067,162
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
2012 Stock Plan and 2018 Incentive Award Plan
In June 2012 and September 2018, the Board of Directors adopted and its stockholders approved the Company’s 2012 Stock Plan (as amended and restated, the “2012 Plan”) and the Company’s 2018 Incentive Award Plan (the “2018 Plan”), respectively, under which the Company may grant cash and equity incentive awards such as stock options, restricted shares, stock units and stock appreciation rights to its employees and nonemployees. Stock options granted may be either incentive stock options or non-statutory stock options. Shares issued under the 2018 Plan may be authorized but unissued shares, or shares purchased in the open market or treasury shares. Upon effectiveness of the 2018 Plan in connection with the IPO in October 2018, the 2012 Plan was terminated and the 508,847 shares remaining available for future grant under the 2012 Plan were not made available for grant under the 2012 Plan or the 2018 Plan. Any outstanding awards granted under the 2012 Plan remained outstanding, subject to the terms of the 2012 Plan and applicable award agreement; and if any of those awards are forfeited or cancelled without payment therefor, the shares covered by those awards will not become available for future grant or issuance under the 2012 Plan or the 2018 Plan. No further grants will be made under the 2012 Plan. As of September 30, 2019, 3,658,602 shares were approved and reserved for issuance under the 2018 Plan.
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan and the 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of December 31, 2018	3,556,507	7,588,405	$4.58	8.3	$250,495
Granted	(306,958)	306,958	89.37
Exercised	—	(2,627,486)	3.72
Canceled	5,922	(352,459)	6.17
Restricted stock units granted	(484,952)	—	—
Restricted stock units canceled	36,140	—	—
Balance as of September 30, 2019	2,806,659	4,915,418	$10.23	8.0	$271,740
Vested and Exercisable as of September 30, 2019		1,851,781	$4.52	7.4	$109,974

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $75.3 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $191.7 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively.
Starting January 1, 2019, the Company adopted ASU 2018-07 which aligns the accounting treatment of nonemployee awards with employee awards, and the fair value of stock options issued to employees and nonemployee consultants are both determined as of the grant date. The weighted-average grant date fair value of options granted was $55.16 and $5.45 per share for the three months ended September 30, 2019 and 2018, respectively, and $53.02 and $4.65 per share for the nine months ended September 30, 2019 and 2018, respectively.
Future stock-based compensation for unvested options as of September 30, 2019 and December 31, 2018 was $26.0 million and $17.5 million, respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 2.7 years, respectively.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Unvested balance as of December 31, 2018	—	$—
Granted	484,952	79.68
Vested	(5,545)	53.20
Canceled	(36,140)	48.83
Unvested balance as of September 30, 2019	443,267	$82.52
Future stock-based compensation for unvested restricted stock units as of September 30, 2019 was $34.1 million, which is expected to be recognized over a weighted-average period of 3.7 years.
Stock‑Based Compensation Expense
The following table presents the effect of employee and non‑employee related stock‑based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$266	$112	$562	$254
Research and development expense	2,066	617	4,704	1,035
Sales and marketing expense	1,458	428	2,930	1,061
General and administrative expense	1,694	674	3,686	1,938
Total stock-based compensation expense	$5,484	$1,831	$11,882	$4,288

Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

(unaudited)
Expected term (in years)	6.03 – 6.08	5.87 – 6.09	5.50 – 6.22	5.01 – 10.00
Expected volatility	63.2% – 64.6%	69.7% – 70.2%	63.2% – 68.3%	69.7% – 86.5%
Risk-free interest rate	1.6% – 1.9%	2.7% – 2.9%	1.6% – 2.7%	2.5% – 2.9%
Expected dividend yield	—%	—%	—%	—%
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
2018 Employee Stock Purchase Plan
In September 2018, the Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 922,250 shares of Company’s common stock were initially reserved for issuance under the ESPP. The number of shares may be increased in accordance with the terms of the ESPP.
Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 10% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. The initial offering period ran from October 2, 2018 to January 31, 2019, the second offering period ran from February 1, 2019 to July 31, 2019, and the third offering period began on August 1, 2019 and will run to November 14, 2019. On a going forward basis, the ESPP will provide for separate six-month offering periods beginning on May 15 and November 15 of each year.

For the three and nine months ended September 30, 2019, 93,203 and 212,905 shares of common stock were purchased under the ESPP. The total compensation expense related to the ESPP for the three and nine months ended September 30, 2019 was $775,000 and $1,781,000. As of September 30, 2019, the unrecognized stock-based compensation expense related to the ESPP was $225,000, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(unaudited)
Expected term (in years)	0.29	0.29 – 0.50
Expected volatility	60.3%	60.2% – 60.3%
Risk-free interest rate	2.1%	2.1% – 2.5%
Expected dividend yield	—%	—%
Liabilities for Early Exercise of Employee Options
The Company allowed certain stock option holders to exercise unvested options to purchase shares of the Company’s common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of September 30, 2019 and December 31, 2018, 26,747 and 44,268 shares of common stock were subject to repurchase at weighted-average prices of $4.66 and $4.66 per share, respectively. As of September 30, 2019 and December 31, 2018, the cash proceeds received for unvested shares of common stock of $125,000 and $206,000, respectively, were recorded within other long-term liabilities on the condensed consolidated balance sheet. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheet and condensed consolidated statement of redeemable noncontrolling interest and stockholders’ equity as such shares are considered legally outstanding.

11.	Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(unaudited)
	(in thousands, except per share data)
Net loss	$(13,090)	$(23,508)	$(45,741)	$(58,991)
Fair value adjustment of redeemable noncontrolling interest	300	(950)	(4,700)	(950)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(12,790)	$(24,458)	$(50,441)	$(59,941)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.14)	$(1.94)	$(0.56)	$(4.87)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	93,303	12,582	89,452	12,300
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(unaudited)
	(in thousands)
Convertible preferred stock (on an as if converted basis)	—	58,265	—	58,265
Stock options issued and outstanding	5,353	7,675	6,390	7,460
Unvested restricted stock units	338	—	179	—
ESPP obligation	42	—	62	—
Preferred stock warrants (on an as if converted basis)	—	8	—	8
Common stock warrants	—	203	—	237
Common stock subject to repurchase	28	54	33	43
Total	5,761	66,205	6,664	66,013

12.	Income Taxes
The Company’s effective income tax rate for the nine months ended September 30, 2019 was 3%. The income tax expense for the nine months ended September 30, 2019 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, the acquisition of Bellwether Bio, and full valuation allowance against net deferred tax assets.
The benefit from income taxes for the nine months ended September 30, 2019 relates primarily to the release of a valuation allowance of $1.2 million associated with nondeductible intangible assets recorded as part of the Bellwether Bio acquisition and the utilization of tax losses from continuing operations against other comprehensive income gains resulting in a tax benefit of $205,000 in accordance with intra-period tax allocation under FASB ASC Topic 740, Income Taxes (“ASC 740”), partially offset by state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions. In connection with the acquisition of Bellwether Bio, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangible assets. The net deferred tax liability from this acquisition creates an additional source of income to offset the Company’s deferred tax assets. As such, the impact on the acquiring company’s deferred tax assets and liabilities caused by an acquisition are recorded in the acquiring company’s consolidated financial statements outside of acquisition accounting. The income tax expense for the nine months ended September 30, 2018 relates primarily to state minimum income tax.
The benefit from income taxes for the three months ended September 30, 2019 relates primarily to the utilization of tax losses from continuing operations against other comprehensive income gains resulting in a tax benefit of $205,000 in accordance with intra-period tax allocation under ASC 740, partially offset by state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions. The benefit from income taxes for the three months ended September 30, 2018 relates primarily to state minimum income tax.

13.	Segment and Geographic Information
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(unaudited)
	(in thousands)
United States	$54,675	$17,932	$134,917	$47,389
International(1)	6,173	3,760	16,561	10,377
Total revenue	$60,848	$21,692	$151,478	$57,766

(1)
No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2019 and 2018, respectively, except for Germany which accounted for 10% of total revenue during the three months ended September 30, 2018.

As of September 30, 2019 and December 31, 2018, substantially all of the Company’s long-lived assets are located in the United States.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary blood tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a routine blood draw, or liquid biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we launched our Guardant360 and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. Our Guardant360 test, launched in 2014, has been used by more than 6,000 oncologists, over 50 biopharmaceutical companies and all 28 National Comprehensive Cancer Network, or NCCN, Centers. Our GuardantOMNI test, launched in 2017, is specifically built for our biopharmaceutical customers as a comprehensive genomic profiling tool to help accelerate clinical development programs in both immuno-oncology and targeted therapy. Our LUNAR early detection program aims to address the needs of early stage cancer patients with adjuvant treatment selection, cancer survivors with surveillance and asymptomatic individuals with screening. In late 2018, we launched our LUNAR assay for research use by biopharmaceutical and academic researchers. To further pursue this potential market opportunity, we initiated a prospective screening study, which we refer to as the ECLIPSE trial, to evaluate the performance of our LUNAR assay in detecting colorectal cancer in average-risk adults. We expect to recruit approximately 10,000 patients and enrolled the first patient in the study in the fourth quarter of 2019.
Since our inception, we have devoted substantially all of our resources to research and development activities related to our Guardant360 and GuardantOMNI tests and our LUNAR program, including clinical and regulatory initiatives to obtain approval by the U.S. Food and Drug Administration, or the FDA, as well as sales and marketing activities. We have over 50 approved, completed or active clinical outcomes studies, more than 130 peer-reviewed publications and more than 400 scientific abstracts. We are pioneering the clinical comprehensive liquid biopsy market with our Guardant360 and GuardantOMNI tests, both of which analyze circulating tumor DNA in blood. Our Guardant360 test is a molecular diagnostic test measuring 74 cancer-related genes and has been used by clinicians to help inform which therapy may be effective for advanced stage cancer patients with solid tumors and by biopharmaceutical companies for a range of applications, including identifying target patient populations to accelerate translational science research, clinical trial enrollment, and drug development, and post-approval commercialization. Our GuardantOMNI test has a broader 500-gene panel, including genes associated with homologous recombination repair deficiency and biomarkers for immuno-oncology applications, such as tumor mutational burden and microsatellite instability, and has achieved comparable analytical performance in clinical studies, including for translational science applications in collaboration with several biopharmaceutical companies, including AstraZeneca, Bristol-Myers Squibb, Merck MSD, Merck KGaA of Darmstadt, Germany and Pfizer.
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
We perform our Guardant360, GuardantOMNI and other tests in our clinical laboratory located in Redwood City, California. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. In the fourth quarter of 2019, we launched a CLIA-validated version of our LUNAR assay for use in prospective clinical trials.
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
For the three months ended September 30, 2019 and 2018, respectively, approximately 42% and 45% of our U.S. clinical tests were for patients tested for NSCLC, and for the nine months ended September 30, 2019 and 2018, respectively, approximately 45% and 45% of our U.S. clinical tests were for patients tested for NSCLC.
In May 2019, Noridian Healthcare Solutions posted a proposed LCD that, if finalized as written, would provide limited Medicare coverage for use of Guardant360 for patients diagnosed with solid cancers of non-central nervous system origin. The coverage requirements necessitate that patients are recurrent, relapsed, refractory, metastatic, or advanced cancer patients who are seeking further treatment and are potential candidates for an FDA-approved or NCCN-recommended (for Category 1 or 2A level of evidence) biomarker targeted therapy. Additionally, the patient must not have had a previous Guardant360 test and must be untreated or not responding on the patient’s current therapy. A patient who has previously been tested with Guardant360 and has progressed with new malignant growth since the patient’s prior test is considered to have a new primary cancer diagnosis and thus is eligible to have another test. Finally, for qualifying cancers other than NSCLC, tissue-based comprehensive genomic profiling must be infeasible for coverage. NSCLC patients would be eligible for coverage if tissue-based testing is infeasible or if previous tissue-based comprehensive genomic profiling returned no actionable results.
If finalized, we believe the proposed LCD will significantly expand coverage for Medicare patients based on historic physician ordering patterns. We can provide no assurances, however, that the draft LCD will be finalized as written or implemented. We anticipate approval by the FDA, if obtained, may also support improvements in coverage and reimbursement for the Guardant360 test.

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
We generated total revenue of $60.8 million and $21.7 million for the three months ended September 30, 2019 and 2018, respectively, and $151.5 million and $57.8 million for the nine months ended September 30, 2019 and 2018, respectively. We also incurred net losses of $13.1 million and $23.5 million for the three months ended September 30, 2019 and 2018, respectively, and $45.7 million and $59.0 million for the nine months ended September 30, 2019 and 2018, respectively. We have funded our operations to date principally from the sale of our stock and revenue from our precision oncology testing and development services. In October 2018, we completed our initial public offering, or the IPO, selling 14,375,000 shares of our common stock and raising $249.5 million net of underwriting discounts and commissions and other expenses payable by us. In May 2019, we completed an underwritten public offering of a total of 5,175,000 shares of our common stock at a price of $71.00 per share, through which we received net proceeds of approximately $349.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $825.6 million.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:

•
Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average selling price for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Approximately 39% and 39% of our U.S. clinical tests for the three months ended September 30, 2019 and 2018, respectively, and approximately 38% and 38% of our U.S. clinical tests for the nine months ended September 30, 2019 and 2018, respectively, were for Medicare beneficiaries. Prior to the third quarter of 2018, Medicare did not cover our tests and we did not submit claims for reimbursement. In September 2018, we began to submit claims to Medicare for reimbursement for Guardant360 clinical tests for certain Medicare beneficiaries, and in October 2018, we began to receive payments from Medicare for these clinical tests. In May 2019, Noridian Healthcare Solutions posted a proposed LCD that, if finalized as written, would provide limited Medicare coverage for use of Guardant360 for qualifying patients diagnosed with solid cancers of non-central nervous system origin. We can provide no assurances, however, that the draft LCD will be finalized as written or implemented.

•
Regulatory approval. Our Guardant360 test was the first comprehensive liquid biopsy test approved by NYSDOH. In addition, we believe our facility was the first comprehensive liquid biopsy laboratory to be CLIA-certified, CAP-accredited and NYSDOH-permitted. The FDA granted designation as a breakthrough device for our Guardant360 test as a companion diagnostic in January 2018 and for our GuardantOMNI test as a companion diagnostic in December 2018. Breakthrough device designation superseded the expedited access pathway designation and, among other things, provides for priority review and more interactive communication with the FDA during the development process. While FDA approval is currently not required to market our tests in the United States, we submitted in the fourth quarter of 2019 an application for a pre-market approval, or PMA, for our Guardant360 test as a companion diagnostic, and also intend to submit a PMA for our GuardantOMNI test for use as a companion diagnostic. In March 2018, the Centers for Medicare and Medicaid Services, or CMS, published a Decision Memorandum for next-generation sequencing tests for patients with advanced cancer who meet certain clinical criteria, or the NGS Decision Memorandum. The NGS Decision Memorandum states that coverage would be available for next-generation sequencing FDA-approved tests offered within the FDA-approved labeling. FDA approval therefore provides a path to reimbursement by Medicare under the NGS Decision Memorandum. We believe that this establishes a competitive advantage for tests receiving FDA approval and that FDA approval will be increasingly necessary for diagnostic tests to gain adoption, both in the United States and abroad. We believe

FDA approval, if obtained, will help increase adoption of our tests and facilitate favorable reimbursement decisions by Medicare and commercial payers. Any negative regulatory decisions or changes affecting our business could adversely impact our operations and financial results.

•
Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Payment from commercial payers differs depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. We have received a substantial portion of our revenue from a limited number of commercial payers, most of which have not contracted with us to be a participating provider. We have received reimbursement for tests of patients with a variety of cancers, though for amounts that on average are significantly lower than for participating providers. Historically, we have experienced situations where commercial payers proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payers have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider generally results in higher reimbursement for covered indications and lack of reimbursement for non-covered indications. As a result, the impact of becoming a participating provider with a specific payer will vary based on historical reimbursement as a non-participating provider for that payer, and in some situations, the benefit of increased reimbursement for covered testing could be offset by the loss of reimbursement on tests for non-covered indications previously received when we served as a non-participating provider. Current Procedural Terminology, or CPT, coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. Changes in how the Guardant360 test is coded may result in a significant change in its reimbursement amongst commercial payers. If our Guardant360 test receives approval from the FDA, we may be required to obtain a separate code for the Guardant360 test to bill U.S. based payers. If a coding change were to occur, payments for uncovered Guardant360 testing may be reduced or eliminated by commercial payers. The impact to our revenue may be in proportion to the volume of tests we performed as a non-participating provider. Cigna, Priority Health and multiple Blue Cross Blue Shield plans adopted reimbursement policies that cover our Guardant360 test for the majority of NSCLC patients we test. If their reimbursement policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In September 2018, we began to submit claims for reimbursement at the rate of $3,500 per test with respect to Guardant360 clinical testing performed for NSCLC patients covered under Medicare’s Molecular Diagnostic Services Program who meet certain clinical criteria, and in October 2018, we began to receive payments from Medicare. In addition, as of July 1, 2019, our Guardant360 test is a covered benefit for the members of the health plans associated with eviCore, a technology assessment company, as being considered medically necessary to assist in selecting therapy for patients with advanced lung cancer. With added coverage for over 38 million Americans, we estimate total lung cancer coverage in the United States for the Guardant360 test to be a total of more than 160 million lives, including Medicare beneficiaries and members of several health plans. If we fail to obtain or maintain coverage and adequate reimbursement from third-party payers, we may be unable to increase our testing volume and revenue as expected. Retrospective reimbursement adjustments can also negatively impact our revenue and cause our financial results to fluctuate. We have experienced situations where commercial payers proactively reduce the amounts they were willing to reimburse for our tests or determine that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. In addition, from time to time, we appeal reimbursement denials by payers, and if successful, we receive payments from these appeals and recognize such payments as revenue. We do not believe such revenue is indicative of results in the ordinary course of our operations.

•
Biopharmaceutical customers. Our revenue also depends on our ability to attract new, and to maintain and expand relationships with existing, biopharmaceutical customers, and we expect to increase our sales and marketing expense in furtherance of this goal. As we continue to develop these relationships, we expect to support a growing number of clinical trials both in the United States and internationally. If our relationships expand with biopharmaceutical customers, we believe we may continue to have opportunities to offer our platform to such customers for companion diagnostic development, novel target discovery and validation as well as clinical trial enrollment, and to grow into other business opportunities. For example, we believe that our genomic data, in combination with clinical outcomes or claims data, has revenue-generating potential, supporting novel drug development and companion diagnostic development.

•
Research and development. A significant aspect of our business is our investment in research and development, including the development of new products, such as those being developed as part of our LUNAR early detection program. In particular, we have invested heavily in clinical studies, including more than 40 clinical outcomes studies, the largest-ever liquid-to-tissue concordance study, and a prospective interventional clinical utility study demonstrating clinical overall response rates in line with tissue biopsy approaches. Our clinical research has resulted in over 130 peer-reviewed publications. For example, the positive results from the Noninvasive vs. Invasive Lung Evaluation (NILE) study, a head-to-head comparison of the Guardant360 assay to standard-of-care tissue testing for the identification of guideline-recommended biomarkers in first-line advanced NSCLC patients, was published in Clinical Cancer Research. Beyond meeting its primary endpoint of demonstrating that the Guardant360 test was as accurate as standard-of-care tissue testing for the detection of guideline-recommended biomarkers in advanced NSCLC, the NILE study showed that (i) Guardant360 testing resulted in guideline-recommended testing for three times as many patients as standard-of-care tissue testing; (ii) when results for Guardant360 and tissue testing were both available for a patient, they were concordant in more than 90% of cases; (iii) the median time to results for Guardant360 was 9 days versus 15 days for standard-of-care tissue testing, and (iv) the Guardant360 test’s clinical sensitivity for EGFR L858R mutations was 90%. A study recently published in Clinical Cancer Research concluded that microsatellite instability, or MSI, detection using the Guardant360 test is highly concordant with standard-of-care tissue testing, enabling detection of MSI status concurrent with comprehensive genomic profiling and expanding access to immunotherapy for advanced cancer patients for whom current testing practices are inadequate. In April 2019, at the American Association for Cancer Research, or AACR, annual meeting, we presented exploratory data around the use of our LUNAR assay for potential screening applications in a cohort of 229 recently diagnosed colorectal cancer patients and aged-matched cancer-free controls. This data demonstrated average LUNAR assay sensitivity exceeding 80% with specificity of 94% for patients with stage I/II colorectal cancer in this cohort (76% in stage I and 87% in stage II). In June, 2019, results presented by us, together with the Massachusetts General Hospital Cancer Center, at the American Society of Clinical Oncology, or ASCO, annual meeting, demonstrated the LUNAR assay’s ability to identify early-stage colorectal cancer patients with post-operative molecular residual disease who may benefit from adjuvant therapy. In addition, data from a prospective, multi-center phase II clinical trial , which we refer to as the TRIUMPH trial, presented by us, together with the National Cancer Center Hospital East of Japan, at the European Society of Medical Oncology, or ESMO, conference in September 2019, showed that patients with metastatic colorectal cancer (mCRC) with a HER2 (ERBB2) amplification detected by the Guardant360 test experienced clinical benefit from NCCN guideline-recommended HER2-directed combination therapy. Furthermore, we are collaborating with investigators from multiple academic cancer centers, including MD Anderson Cancer Center, the University of Colorado, Memorial Sloan Kettering Cancer Center, Massachusetts General Cancer Center, Wake Forest Cancer Center and the University of California San Francisco, as well as several international institutions. We believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers, and expect our investments to increase. We expect to increase our research and development expense with the goal of fueling further innovation.

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
Effective January 1, 2019, we adopted a new revenue recognition standard FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, which primarily impacted our recognition of revenue related to patient claims paid by third-party commercial and governmental payors. We adopted ASC 606 using the modified retrospective method, which means that the cumulative effect of applying ASC 606 has been recognized to beginning accumulated deficit at January 1, 2019, the date of adoption of ASC 606, and prior comparative periods were not recast to reflect ASC 606. As a result, revenue for the three and nine months ended September 30, 2018 is presented in accordance with FASB ASC Topic 605, Revenue Recognition, or ASC 605, whereas revenue for the three and nine months ended September 30,

2019 is presented under ASC 606. ASC 606 provides a five-step model for recognizing revenue that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our Guardant 360 and GuardantOMNI tests. In the United States, through September 30, 2019, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. Prior to the third quarter of 2018, Medicare did not cover our tests and we did not submit claims for reimbursement for these tests. In September 2018, we began to submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for NSCLC patients covered under Medicare’s Molecular Diagnostic Services Program who meet certain clinical criteria. Tests for patients covered by Medicare represented approximately 39% and 39% of U.S. tests processed for the three months ended September 30, 2019 and 2018, respectively, and 38% and 38% of U.S. tests processed for the nine months ended September 30, 2019 and 2018, respectively. Due to the historical general lack of contracts with U.S. private payers and variability in payments received for claims submitted to them, as well as the limited claims experience to date with Medicare, from inception through the end of 2018 revenue had not been recognized by us at the time the service was performed as the price of the transaction was not fixed or determinable and collectability was not reasonably assured. As we provide precision oncology testing to biopharmaceutical customers under contracts for which all recognition criteria are met, we have recognized revenue on an accrual basis for those services.
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
Costs and operating expenses
Cost of precision oncology testing. Cost of precision oncology testing generally consists of cost of materials, direct labor, including bonus, benefit and stock-based compensation; equipment and infrastructure expenses associated with processing liquid biopsy test samples, including sample accessioning, library preparation, sequencing, quality control analyses and shipping charges to transport blood samples; freight; curation of test results for physicians; and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, amortization of leasehold improvements and information technology costs. Costs associated with performing our tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to the tests. Royalties for licensed technology are calculated as a percentage of revenues generated using the associated technology and recorded as expense at the time the related revenue is recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents. While we do not believe the technologies underlying these licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors. Cost of precision oncology testing revenue included royalty expense of $1.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.1 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Follow-on offering
On May 28, 2019, we completed an underwritten public offering of a total of 5,175,000 shares of our common stock at a price of $71.00 per share. We received net proceeds of approximately $349.7 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Results of operations
The following table set forth the significant components of our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$52,147	$18,298	$123,048	$50,311
Development services	8,701	3,394	28,430	7,455
Total revenue	60,848	21,692	151,478	57,766
Costs and operating expenses:
Cost of precision oncology testing(1)	16,578	9,671	42,251	27,222
Cost of development services	1,936	380	6,631	2,041
Research and development expense(1)	24,569	14,253	60,417	34,062
Sales and marketing expense(1)	18,802	13,464	56,048	36,351
General and administrative expense(1)	16,440	8,129	42,540	23,645
Total costs and operating expenses	78,325	45,897	207,887	123,321
Loss from operations	(17,477)	(24,205)	(56,409)	(65,555)
Interest income	4,286	958	9,870	2,932
Interest expense	(280)	(304)	(860)	(952)
Other income (expense), net	179	43	275	4,587
Loss before provision for (benefit from) income taxes	(13,292)	(23,508)	(47,124)	(58,988)
Provision for (benefit from) income taxes	(202)	—	(1,383)	3
Net loss	$(13,090)	$(23,508)	$(45,741)	$(58,991)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$266	$112	$562	$254
Research and development expense	2,066	617	4,704	1,035
Sales and marketing expense	1,458	428	2,930	1,061
General and administrative expense	1,694	674	3,686	1,938
Total stock-based compensation expense	$5,484	$1,831	$11,882	$4,288

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$52,147	$18,298	$33,849	185%
Development services	8,701	3,394	5,307	156%
Total revenue	$60,848	$21,692	$39,156	181%
Total revenue was $60.8 million for the three months ended September 30, 2019 compared to $21.7 million for the three months ended September 30, 2018, an increase of $39.2 million, or 181%.
Precision oncology testing revenue increased to $52.1 million for the three months ended September 30, 2019 from $18.3 million for the three months ended September 30, 2018, an increase of $33.8 million, or 185%. This increase in precision oncology testing revenue was primarily due to an increase in tests processed. Tests for clinical customers increased to 13,259 for the three months ended September 30, 2019 from 7,027 for the three months ended September 30, 2018 mainly due to an increase in the number of physicians ordering Guardant360 tests. Precision oncology revenue from tests for clinical customers was $30.8 million in the three months ended September 30, 2019 and $9.6 million in the three months ended September 30, 2018, respectively. This revenue increased due to increases in test volume for clinical customers, revenue earned from tests reimbursed by Medicare for lung cancer patients starting in the fourth quarter of 2018, increases in commercial payer payments that were beneficially affected by the Protecting Access to Medicare Act of 2014, and $5.5 million of revenue consisting of payments received in the three months ended September 30, 2019 from successful appeals of payers’ denials of reimbursement for samples processed in 2018. The change to accrual basis revenue under ASC 606 increased precision oncology revenue from tests for clinical customers, since cash basis revenue under ASC 605 for precision oncology revenue from tests for clinical customers in the three months ended September 30, 2019 would have been approximately $30.3 million. Tests for biopharmaceutical customers increased to 5,280 for the three months ended September 30, 2019 from 2,505 for the three months ended September 30, 2018 due to an increase in the number of biopharmaceutical customers and their contracted projects. The average selling price of biopharmaceutical tests was $4,052 for the three months ended September 30, 2019, up from $3,491 for the three months ended September 30, 2018 due to a greater number of such tests being the GuardantOMNI test, which has a higher selling price than the Guardant360 test.
Development services revenue increased to $8.7 million for the three months ended September 30, 2019 from $3.4 million for the three months ended September 30, 2018, an increase of $5.3 million, or 156%. This increase in development services revenue was due to new projects in 2019 and was mainly received from biopharmaceutical customers for companion diagnostic development and regulatory approval services.

Costs and operating expenses
Cost of precision oncology testing

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$16,578	$9,671	$6,907	71%
Cost of precision oncology testing revenue was $16.6 million for the three months ended September 30, 2019 compared to $9.7 million for the three months ended September 30, 2018, an increase of $6.9 million, or 71%. This increase in cost of precision oncology testing was primarily due to a $3.2 million increase in material costs, a $2.2 million increase in other costs including freight, royalties and curation of test results for physicians and a $1.5 million increase in production labor and overhead costs.
Cost of development services

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Cost of development services	$1,936	$380	$1,556	409%
Cost of development services was $1.9 million for the three months ended September 30, 2019 compared to $0.4 million for the three months ended September 30, 2018, an increase of $1.6 million, or 409%. Costs include material and labor costs incurred after technological feasibility was achieved on the development programs.
Research and development expense

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Research and development	$24,569	$14,253	$10,316	72%
Research and development expenses were $24.6 million for the three months ended September 30, 2019 compared to $14.3 million for the three months ended September 30, 2018, an increase of $10.3 million, or 72%. This increase in research and development expense was primarily due to an increase of $5.9 million in personnel-related costs for employees in our research and development group, including a $1.4 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology. The increase is also attributable to an increase of $2.2 million in material costs and an increase of $2.0 million in development consulting fees.
Sales and marketing expense

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$18,802	$13,464	$5,338	40%
Selling and marketing expenses were $18.8 million for the three months ended September 30, 2019 compared to $13.5 million for the three months ended September 30, 2018, an increase of $5.3 million, or 40%. This increase was primarily due to an increase of $5.2 million in personnel-related costs, including a $1.0 million increase in stock-based compensation, associated with the expansion of our commercial organization.
General and administrative expense

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
General and administrative	$16,440	$8,129	$8,311	102%
General and administrative expenses were $16.4 million for the three months ended September 30, 2019 compared to $8.1 million for the three months ended September 30, 2018, an increase of $8.3 million, or 102%. This increase was primarily due to an increase of $3.3 million in personnel-related costs, including a $1.0 million increase in stock-based compensation related to an increase in our headcount, an increase of $3.2 million in professional service expenses related to outside legal, accounting, consulting and IT services, and an increase of $1.1 million related to allocated facilities and information technology infrastructure costs.
Interest income

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Interest income	$4,286	$958	$3,328	347%
Interest income was $4.3 million for the three months ended September 30, 2019 compared to $1.0 million for the three months ended September 30, 2018, an increase of $3.3 million, or 347%. This increase was primarily due to a significant increase in cash, cash equivalents and marketable securities during the three months ended September 30, 2019 primarily as a result of cash proceeds from our initial public offering and follow-on offering.
Interest expense

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Interest expense	$280	$304	$(24)	(8)%
Interest expense was $0.3 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018, a decrease of $24,000, or 8%. This decrease was primarily due to reduced outstanding balance of an obligation related to a royalty in connection with a patent license agreement entered into in January 2017.

Other income (expense), net

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$179	$43	$136	316%
Other income (expense), net included foreign currency exchange gains of $176,000 for the three months ended September 30, 2019 and $43,000 for the three months ended September 30, 2018. This increase was primarily due to an obligation denominated in Euros in connection with a patent license agreement entered into in January 2017.
Benefit from income taxes

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Benefit from income taxes	$(202)	$—	$(202)	*

*	Not meaningful
Benefit from income taxes for the three months ended September 30, 2019 relates primarily to the utilization of tax losses from continuing operations against other comprehensive income gains resulting in a tax benefit of $0.2 million in accordance with intra-period tax allocation under ASC 740, partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions. Benefit from income taxes was immaterial for the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$123,048	$50,311	$72,737	145%
Development services	28,430	7,455	20,975	281%
Total revenue	$151,478	$57,766	$93,712	162%
Total revenue was $151.5 million for the nine months ended September 30, 2019 compared to $57.8 million for the nine months ended September 30, 2018, an increase of $93.7 million, or 162%.
Precision oncology testing revenue increased to $123.0 million for the nine months ended September 30, 2019 from $50.3 million for the nine months ended September 30, 2018, an increase of $72.7 million, or 145%. This increase in precision oncology testing revenue was primarily due to an increase in tests processed. Tests for clinical customers increased to 34,655 for the nine months ended September 30, 2019 from 20,996 for the nine months ended September 30, 2018 mainly due to an increase in the number of physicians ordering Guardant360 tests. Precision oncology revenue from tests for clinical customers was $69.7 million in the nine months ended September 30, 2019 and $26.5 million in the nine months ended September 30, 2018, respectively. This revenue increased due to increases in test volume for clinical customers, revenue earned from tests reimbursed by Medicare for lung cancer patients starting in the fourth quarter of 2018, increases in commercial payer payments that were beneficially affected by the Protecting Access to Medicare Act of 2014, and $5.5 million of revenue consisting of payments received in the three months ended September 30, 2019 from successful appeals of payers’ denials of reimbursement for samples processed in 2018. The change to accrual basis revenue under ASC 606 increased precision oncology revenue from tests for clinical customers, since cash basis revenue under ASC 605 for precision oncology revenue from tests for clinical customers in the nine months ended September 30, 2019 would have been approximately $71.3 million. Tests for biopharmaceutical customers increased to 14,326 for the nine months ended September 30, 2019 from 7,337 for the nine months ended September 30, 2018 due to an increase in the number of biopharmaceutical customers and their contracted projects. The average selling price of biopharmaceutical tests was $3,722 for the nine months ended September 30, 2019, up from $3,245 for the nine months ended September 30, 2018 due to a greater number of such tests being the GuardantOMNI test, which has a higher selling price than the Guardant360 test.
Development services revenue increased to $28.4 million for the nine months ended September 30, 2019 from $7.5 million for the nine months ended September 30, 2018, an increase of $21.0 million, or 281%. This increase in development services revenue was due to new projects in 2019 and was mainly received from biopharmaceutical customers for companion diagnostic development and regulatory approval services.
Costs and operating expenses
Cost of precision oncology testing

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$42,251	$27,222	$15,029	55%
Cost of precision oncology testing revenue was $42.3 million for the nine months ended September 30, 2019 compared to $27.2 million for the nine months ended September 30, 2018, an increase of $15.0 million, or 55%. This increase in cost of precision oncology testing was primarily due to a $7.4 million increase in material costs, a $4.6 million increase in other costs including freight, royalties and curation of test results for physicians and a $3.0 million increase in production labor and overhead costs.
Cost of development services

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Cost of development services	$6,631	$2,041	$4,590	225%
Cost of development services was $6.6 million for the nine months ended September 30, 2019 compared to $2.0 million for the nine months ended September 30, 2018, an increase of $4.6 million, or 225%. Costs include material and labor costs incurred after technological feasibility was achieved on the development programs.
Research and development expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Research and development	$60,417	$34,062	$26,355	77%
Research and development expenses were $60.4 million for the nine months ended September 30, 2019 compared to $34.1 million for the nine months ended September 30, 2018, an increase of $26.4 million, or 77%. This increase in research and development expense was primarily due to an increase of $15.5 million in personnel-related costs for employees in our research and development group, including a $3.7 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology. The increase is also attributable to an increase of $5.5 million in material costs and an increase of $3.0 million in development consulting fees.

Sales and marketing expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$56,048	$36,351	$19,697	54%
Selling and marketing expenses were $56.0 million for the nine months ended September 30, 2019 compared to $36.4 million for the nine months ended September 30, 2018, an increase of $19.7 million, or 54%. This increase was primarily due to an increase of $14.7 million in personnel-related costs, including a $1.9 million increase in stock-based compensation, associated with the expansion of our commercial organization, an increase of $2.2 million in travel expense, an increase of $1.5 million in trade conferences and promotions, and an increase of $1.0 million in professional service expenses related to marketing activities.
General and administrative expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
General and administrative	$42,540	$23,645	$18,895	80%
General and administrative expenses were $42.5 million for the nine months ended September 30, 2019 compared to $23.6 million for the nine months ended September 30, 2018, an increase of $18.9 million, or 80%. This increase was primarily due to an increase of $7.9 million in personnel-related costs, including a $1.7 million increase in stock-based compensation related to an increase in our headcount, an increase of $6.1 million in professional service expenses related to outside legal, accounting, consulting and IT services, and an increase of $2.6 million related to allocated facilities and information technology infrastructure costs.
Interest income

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Interest income	$9,870	$2,932	$6,938	237%
Interest income was $9.9 million for the nine months ended September 30, 2019 compared to $2.9 million for the nine months ended September 30, 2018, an increase of $6.9 million, or 237%. This increase was primarily due to a significant increase in cash, cash equivalents and marketable securities during the nine months ended September 30, 2019 primarily as a result of cash proceeds from our initial public offering and follow-on offering.
Interest expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Interest expense	$860	$952	$(92)	(10)%
Interest expense was $0.9 million for the nine months ended September 30, 2019 compared to $1.0 million for the nine months ended September 30, 2018, a decrease of $92,000, or 10%. This decrease was primarily due to reduced outstanding balance of an obligation related to a royalty in connection with a patent license agreement entered into in January 2017.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$275	$4,587	$(4,312)	(94)%
Other income (expense), net included a gain of $4.25 million for settlement of a commercial legal dispute for the three months ended March 31, 2018. There was no similar charge or gain for the nine months ended September 30, 2019.
Other income (expense), net also included foreign currency exchange gains of $235,000 for the nine months ended September 30, 2019 and $241,000 for the nine months ended September 30, 2018. This decrease was primarily due to an obligation denominated in Euros in connection with a patent license agreement entered into in January 2017.
Provision for (benefit from) income taxes

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(unaudited)
	(in thousands)
Provision for (benefit from) income taxes	$(1,383)	$3	$(1,386)	*

*	Not meaningful
Benefit from income taxes for the nine months ended September 30, 2019 relates primarily to the release of a valuation allowance of $1.2 million associated with nondeductible intangible assets recorded as part of the acquisition of Bellwether Bio, Inc. and the utilization of tax losses from continuing operations against other comprehensive income gains resulting in a tax benefit of $0.2 million in accordance with intra-period tax allocation under ASC 740, partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions. Provision for income taxes was immaterial for the nine months ended September 30, 2018 due to the losses incurred by us.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of September 30, 2019, we had an accumulated deficit of $327.6 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to expand our sales organization, increase our marketing efforts to drive market adoption of our Guardant360 and GuardantOMNI tests, invest in clinical trials and develop new product offerings from our research programs, including our LUNAR program. As demand for Guardant360 and GuardantOMNI tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements will also increase in order to build additional capacity. Moreover, we expect to continue to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations.
We have funded our operations to date principally from the sale of stock, revenue from precision oncology testing and development service and the incurrence of indebtedness. As of September 30, 2019, we had cash and cash equivalents of $147.2 million and marketable securities of $678.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Currently, our funds are held in marketable securities consisting of United States treasury securities and corporate bonds.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018

	(unaudited)
	(in thousands)
Cash used in operating activities	$(16,792)	$(45,647)
Cash (used in) provided by investing activities	$(340,928)	$44,660
Cash provided by financing activities	$364,227	$42,797
Operating activities
Cash used in operating activities during the nine months ended September 30, 2019 was $16.8 million, which resulted from a net loss of $45.7 million, partially offset by non-cash charges of $16.3 million and net change in our operating assets and liabilities of $12.6 million. Non-cash charges primarily consisted of $11.9 million of stock-based compensation and $8.0 million of depreciation and amortization, partially offset by $2.0 million of amortization of discount on investment and $1.2 million of income tax benefit established from book tax differences. The net change in our operating assets and liabilities was primarily the result of a $11.6 million increase in accrued compensation due to increased personnel, a $6.4 million increase in accrued expenses and other liabilities and a $3.5 million increase in deferred rent, partially offset by a $5.6 million increase in inventory due to higher testing volumes, a $3.0 million decrease in deferred revenue, a $0.9 million increase in accounts receivable, and a $1.0 million increase in other assets.
Cash used in operating activities during the nine months ended September 30, 2018 was $45.6 million, which resulted from a net loss of $59.0 million, partially offset by non-cash charges of $9.0 million and net change in our operating assets and liabilities of $4.3 million. Non-cash charges primarily consisted of $5.0 million of depreciation and amortization and $4.3 million of stock-based compensation. The net change in our operating assets and liabilities was primarily the result of a $3.3 million increase in accounts payable due to increases in operating activities to support growing revenue, a $2.5 million increase in accrued compensation due to increased personnel, a $1.1 million increase in deferred rent, a $0.8 million increase in deferred revenue and a $0.5 million increase in accrued expenses and other current liabilities, partially offset by a $2.5 million increase in prepaid expenses and other current assets, and a $1.9 million increase in accounts receivable driven by higher sales to biopharmaceutical customers.
Investing activities
Cash used in investing activities during the nine months ended September 30, 2019 was $340.9 million, which resulted primarily from purchases of marketable securities of $542.5 million, business acquisition, net of cash acquired, of $7.3 million, purchases of property and equipment of $11.6 million, purchases of intangible assets (non-compete agreements)

and capitalized license obligations (under a biological materials license) of $2.6 million, partially offset by maturities of marketable securities of $223.1 million.
Cash provided by investing activities during the nine months ended September 30, 2018 was $44.7 million, which resulted primarily from maturities of marketable securities of $110.6 million, partially offset by purchases of marketable securities of $48.7 million and purchases of property and equipment of $17.3 million.
Financing activities
Cash provided by financing activities during the nine months ended September 30, 2019 was $364.2 million, which was primarily due to proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses payable by the Company, of $349.7 million, proceeds from exercise of stock options of $9.8 million, and proceeds from issuances of common stock under employee stock purchase plan of $5.1 million.
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
Off-balance sheet arrangements
As of September 30, 2019, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
Variable interest entity
We review agreements we enter into with third party entities, pursuant to which we may have a variable interest in the entity, in order to determine if the entity is a variable interest entity, or VIE. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the statements of operations and financial condition of the VIE into our consolidated financial statements. Accounting for the consolidation is based on our determination if the VIE meets the definition of a business or and asset. Assets, liabilities and noncontrolling interests, excluding goodwill, of VIEs that are not determined to be businesses are recorded at fair value in our financial statements upon consolidation. Assets and liabilities that we have transferred to a VIE, after, or shortly before the date we became the primary beneficiary are recorded at the same amount at which the assets and liabilities would have been measured if they had not been transferred. Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.
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
The joint venture agreement also includes a put-call arrangement with respect to the shares of the Joint Venture held by SoftBank and its affiliates. SoftBank will have a put right to cause us to purchase all shares of the Joint Venture held by SoftBank and its affiliates, and we will have a call right to purchase all such shares in the event of (i) certain material disagreement relating to the Joint Venture or its business that may seriously affect the ability of the Joint Venture to perform its obligations under the joint venture agreement or may otherwise seriously impair the ability of the Joint Venture to conduct its business in an effective matter, other than one relating to the Joint Venture’s business plan or to factual matters that may be capable of expert determination; (ii) the effectiveness of our initial public offering, a change in control, the seventh anniversary of the formation of the Joint Venture, or each subsequent anniversary of each of the foregoing events; or (iii) a material breach of the joint venture agreement by the other party that goes unremedied within 20 business days. The purchase price per share of the Joint Venture in these situations will be equal to the average closing price of the shares for the 20 trading days ending on the business day immediately preceding the date of the put or call notice, if the shares of the Joint Venture are publicly traded and listed on a national exchange; or determined by a third-party valuation firm on the assumption that the sale is on an arm’s-length basis on the date of the put or call notice. The third-party valuation firm may evaluate a range of factors and employ assumptions that are subjective in nature, which could result in the fair value of SoftBank’s interest in the Joint Venture being determined to be materially different from what has been recorded in our condensed consolidated financial statements, including those included elsewhere in this Quarterly Report on Form 10-Q.

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

Black-Scholes assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model for stock options granted were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

(unaudited)
Expected term (in years)	6.03 – 6.08	5.87 – 6.09	5.50 – 6.22	5.01 – 10.00
Expected volatility	63.2% – 64.6%	69.7% – 70.2%	63.2% – 68.3%	69.7% – 86.5%
Risk-free interest rate	1.6% – 1.9%	2.7% – 2.9%	1.6% – 2.7%	2.5% – 2.9%
Expected dividend yield	—%	—%	—%	—%
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
As of September 30, 2019, we had unrecognized stock-based compensation of $60.1 million related to unvested employee stock options and restricted stock units, which is expected to be recognized over a weighted-average period of 3.4 years.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2019, we had cash and cash equivalents of $147.2 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities, U.S. government agency bonds and corporate bonds. As of September 30, 2019, we had short-term marketable securities of $375.8 million and long-term marketable securities of $302.6 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2019, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $5.9 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Our capital lease obligation bears a fixed interest rate. Therefore, we are not exposed to material risks from changes in interest rates on our outstanding indebtedness.
Foreign currency risk
The majority of our revenue is generated in the United States. Through September 30, 2019, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Our obligation related to a royalty denominated in Euros is subject to foreign currency risk. As of September 30, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates would result in a foreign exchange gains or losses of $0.7 million, on total cumulative balance of obligations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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

GUARDANT HEALTH, INC.

Dated:	November 7, 2019	By:	/s/ Derek Bertocci
		Name:	Derek Bertocci
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)