Form 10-Q
period 2020-06-30
Guardant Health, Inc.
filed 2020-08-06
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

As of July 31, 2020, the registrant had 99,424,269 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management, including about our business, our financial condition, our results of operations, our cash flows, and the industry and environment in which we operate. Statements that include words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A, “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Guardant Health, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$164,671	$143,228
Short-term marketable securities	773,160	379,574
Accounts receivable, net	41,017	47,986
Inventory	20,354	15,181
Prepaid expenses and other current assets	11,101	11,389
Total current assets	1,010,303	597,358
Long-term marketable securities	146,118	268,783
Property and equipment, net	56,995	43,668
Right-of-use assets	38,503	29,140
Intangible assets, net	17,148	8,524
Goodwill	3,290	3,290
Capitalized license fees	55	6,890
Other assets	5,124	4,882
Total Assets(1)	$1,277,536	$962,535
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,982	$16,197
Accrued compensation	18,526	18,557
Accrued expenses	24,055	25,703
Deferred revenue	11,485	12,277
Total current liabilities	70,048	72,734
Long-term operating lease liabilities	41,117	33,256
Obligation related to royalty	—	6,880
Other long-term liabilities	1,382	1,672
Total Liabilities(1)	112,547	114,542
Redeemable noncontrolling interest	50,400	49,600
Stockholders’ equity:
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 99,312,237 and 94,261,414 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,544,373	1,150,090
Accumulated other comprehensive income	5,392	1,111
Accumulated deficit	(435,177)	(352,809)
Total Stockholders’ Equity	1,114,589	798,393
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$1,277,536	$962,535
(1) As of June 30, 2020 and December 31, 2019, includes $38.4 million and $45.1 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and VIE’s subsidiaries, and $4.0 million and $5.7 million of liabilities of the consolidated VIE and VIE’s subsidiaries, respectively, for which their creditors do not have recourse to the general credit of the Company. See Note 3, Investment in Joint Venture.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue:
Precision oncology testing	$50,991	$42,064	$111,237	$70,901
Development services	15,344	11,911	22,608	19,729
Total revenue	66,335	53,975	133,845	90,630
Costs and operating expenses:
Cost of precision oncology testing	17,809	14,650	36,000	25,673
Cost of development services	4,626	2,183	6,941	4,695
Research and development expense	36,319	19,532	73,335	35,848
Sales and marketing expense	25,015	19,439	50,130	37,246
General and administrative expense	37,186	13,439	56,971	26,100
Total costs and operating expenses	120,955	69,243	223,377	129,562
Loss from operations	(54,620)	(15,268)	(89,532)	(38,932)
Interest income	2,640	3,099	5,958	5,584
Interest expense	(10)	(287)	(22)	(580)
Other income (expense), net	2,285	(51)	2,076	96
Loss before provision for income taxes	(49,705)	(12,507)	(81,520)	(33,832)
Provision for (benefit from) income taxes	34	(1,207)	48	(1,181)
Net loss	(49,739)	(11,300)	(81,568)	(32,651)
Adjustment of redeemable noncontrolling interest	(4,900)	(300)	(800)	(5,000)
Net loss attributable to Guardant Health, Inc. common stockholders	$(54,639)	$(11,600)	$(82,368)	$(37,651)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.57)	$(0.13)	$(0.87)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	96,011	89,036	95,196	87,494
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(49,739)	$(11,300)	$(81,568)	$(32,651)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	(2,338)	852	4,233	1,337
Foreign currency translation adjustments	25	159	48	90
Other comprehensive income (loss)	(2,313)	1,011	4,281	1,427
Comprehensive loss	$(52,052)	$(10,289)	$(77,287)	$(31,224)
Comprehensive loss attributable to redeemable noncontrolling interest	(4,900)	(300)	(800)	(5,000)
Comprehensive loss attributable to Guardant Health, Inc.	$(56,952)	$(10,589)	$(78,087)	$(36,224)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of March 31, 2020	$45,500	94,509,011	$1	$1,157,945	$7,705	$(380,538)	$785,113
Issuance of common stock in public offering, net of offering costs of $1,130	—	4,312,500	—	354,600	—	—	354,600
Issuance of common stock upon exercise of stock options	—	412,554	—	2,044	—	—	2,044
Vesting of restricted stock units	—	20,008	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Common stock issued under employee stock purchase plan	—	58,164	—	3,956	—	—	3,956
Stock-based compensation	—	—	—	25,815	—	—	25,815
Adjustment of redeemable noncontrolling interest	4,900	—	—	—	—	(4,900)	(4,900)
Other comprehensive loss	—	—	—	—	(2,313)	—	(2,313)
Net loss	—	—	—	—	—	(49,739)	(49,739)
Balance as of June 30, 2020	$50,400	99,312,237	$1	$1,544,373	$5,392	$(435,177)	$1,114,589

	Three Months Ended June 30, 2019
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of March 31, 2019	$46,500	86,098,474	$1	$771,009	$333	$(303,209)	$468,134
Issuance of common stock in public offering, net of offering costs of $723	—	5,175,000	—	349,709	—	—	349,709
Issuance of common stock upon exercise of stock options	—	1,531,672	—	4,992	—	—	4,992
Vesting of restricted stock units	—	1,106	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	3,215	—	—	3,215
Adjustment of redeemable noncontrolling interest	300	—	—	—	—	(300)	(300)
Other comprehensive loss	—	—	—	—	1,011	—	1,011
Net loss	—	—	—	—	—	(11,300)	(11,300)
Balance as of June 30, 2019	$46,800	92,806,252	$1	$1,128,938	$1,344	$(314,809)	$815,474

	Six Months Ended June 30, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2019	$49,600	94,261,414	$1	$1,150,090	$1,111	$(352,809)	$798,393
Issuance of common stock in public offering, net of offering costs of $1,130	—	4,312,500	—	354,600	—	—	354,600
Issuance of common stock upon exercise of stock options	—	654,557	—	3,548	—	—	3,548
Vesting of restricted stock units	—	25,602	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	26	—	—	26
Common stock issued under employee stock purchase plan	—	58,164	—	3,956	—	—	3,956
Stock-based compensation	—	—	—	32,153	—	—	32,153
Adjustment of redeemable noncontrolling interest	800	—	—	—	—	(800)	(800)
Other comprehensive loss	—	—	—	—	4,281	—	4,281
Net loss	—	—	—	—	—	(81,568)	(81,568)
Balance as of June 30, 2020	$50,400	99,312,237	$1	$1,544,373	$5,392	$(435,177)	$1,114,589

	Six Months Ended June 30, 2019
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2018	$41,800	85,832,454	$1	$764,033	$(83)	$(280,799)	$483,152
Cumulative effect adjustment for Topic 606 adoption	—	—	—	—	—	4,907	4,907
Cumulative effect adjustment for ASU 2018-07 adoption	—	—	—	1,266	—	(1,266)	—
Issuance of common stock in public offering, net of offering costs of $723	—	5,175,000	—	349,709	—	—	349,709
Issuance of common stock upon exercise of stock options	—	1,677,990	—	5,530	—	—	5,530
Vesting of restricted stock units	—	1,106	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	69	—	—	69
Common stock issued under employee stock purchase plan	—	119,702	—	1,933	—	—	1,933
Stock-based compensation	—	—	—	6,398	—	—	6,398
Adjustment of redeemable noncontrolling interest	5,000	—	—	—	—	(5,000)	(5,000)
Other comprehensive gain, net of tax impact	—	—	—	—	1,427	—	1,427
Net loss	—	—	—	—	—	(32,651)	(32,651)
Balance as of June 30, 2019	$46,800	92,806,252	$1	$1,128,938	$1,344	$(314,809)	$815,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019

OPERATING ACTIVITIES:
Net loss	$(81,568)	$(32,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,109	5,011
Amortization of right-of-use assets	3,386	1,633
Charge of in-process research and development costs with no alternative future use	8,500	—
Unrealized translation gains (loss) on obligation related to royalty	—	(51)
Re-valuation of contingent consideration	(190)	—
Non-cash stock-based compensation	32,153	6,398
Amortization of premium (discount) on marketable securities	1,065	(1,276)
Benefit from income tax differences	—	(1,235)
Others	(19)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	6,894	234
Inventory	(5,173)	(5,040)
Prepaid expenses and other current assets	438	1,122
Other assets	(242)	(1,129)
Accounts payable	(2,476)	3,412
Accrued compensation	(31)	701
Accrued expenses and other liabilities	(1,820)	2,939
Operating lease liabilities	(3,881)	1,435
Deferred revenue	(792)	358
Net cash used in operating activities	(36,647)	(18,139)

INVESTING ACTIVITIES:
Purchases of marketable securities	(465,302)	(418,841)
Maturity of marketable securities	197,548	129,160
Business acquisition, net of cash acquired	—	(9,765)
Purchases of property and equipment	(19,105)	(5,752)
Purchase of intangible assets	(17,886)	—
Net cash used in investing activities	(304,745)	(305,198)

FINANCING ACTIVITIES:
Payments made on royalty obligations	—	(151)
Payments made on capital lease obligations	(79)	(62)
Proceeds from issuance of common stock upon exercise of stock options	3,548	5,530
Proceeds from issuances of common stock under employee stock purchase plan	3,956	1,933
Proceeds from public offering, net of underwriting discounts and commissions	355,730	350,432
Payment of offering costs related to public offering	(369)	(326)

Net cash provided by financing activities	362,786	357,356
Net effect of foreign exchange rate changes on cash and cash equivalents	49	90
Net increase in cash and cash equivalents	21,443	34,109
Cash and cash equivalents—Beginning of period	143,228	140,544
Cash and cash equivalents—End of period	$164,671	$174,653
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$11,373	$1,565
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,396	$3,874
Follow-on public offering issuance costs included in accounts payable and accrued expenses	$761	$486
Initial fair value of contingent consideration at acquisition date	$—	$1,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
Guardant Health, Inc. (the “Company”) is a leading precision oncology company focused on helping conquer cancer globally through use of its proprietary blood tests, vast data sets and advanced analytics. The key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which the Company enables by a routine blood draw, or liquid biopsy. The Guardant Health Oncology Platform is designed to leverage the Company’s capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of its goal to manage cancer across all stages of the disease, the Company has launched its Guardant360 and GuardantOMNI liquid biopsy-based tests for advanced stage cancer and is developing tests from its LUNAR program which aims to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, and asymptomatic individuals eligible for cancer screening and individuals at a higher risk for developing cancer with early detection and is developing tests from its LUNAR program which aims to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, and asymptomatic individuals eligible for cancer screening and individuals at a higher risk for developing cancer with early detection. Using data collected from the Company's Guardant360 tests, the Company has also developed GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to further unlock insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P. (“SoftBank”). Under the terms of the joint venture agreement, the Company held a 50% ownership interest in the Joint Venture. As of June 30, 2020, the Joint Venture has subsidiaries in Singapore and Japan (see Note 3, Investment in Joint Venture) and the Company has a subsidiary in Switzerland, which was incorporated in 2019.

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
The Company believes that its existing cash and cash equivalents and marketable securities as of June 30, 2020 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
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

Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Foreign Currency Translation
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. For the three and six months ended June 30, 2020 and 2019, foreign currency translation adjustment was immaterial.
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
The Company also invests in investment-grade debt instruments and has policy limits for the amount it can invest in any one type of security, except for securities issued or guaranteed by the U.S. government. The goals of the Company’s investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, investment type and issuer, as a result, the Company is not exposed to any significant concentrations of credit risk from these financial instruments.
The Company is also subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the provision of precision oncology services in the United States and are primarily with biopharmaceutical companies with high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded at the invoiced amount.

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

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2020	December 31, 2019
	2020	2019	2020	2019

	(unaudited)				(unaudited)
Customer A	*	*	14%	*	*	40%
Customer B	23%	36%	21%	31%	*	*
Customer C	*	12%	*	12%	*	10%
Customer D	10%	*	*	*	27%	*
Customer E	*	*	*	*	11%	*
* less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of June 30, 2020, the Company recorded $0.1 million as allowance for credit losses. As of December 31, 2019, the Company had no allowance for credit losses.
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill and IPR&D are not amortized but are tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of June 30, 2020, there has been no impairment of goodwill.
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
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended June 30, 2020 and 2019, the Company recorded $6.5 million and $3.6 million as revenue, respectively, resulting from cash collections over the expected reimbursement period exceeding the estimated variable consideration. For the six months ended June 30, 2020 and 2019, the Company recorded $12.4 million and $6.4 million as revenue, respectively, resulting from cash collections over the expected reimbursement period exceeding the estimated variable consideration. For the three and six months ended June 30, 2020, the Company recorded $2.6 million and $4.1 million, respectively, in revenue received from Medicare for samples processed in 2019. For the three and six months ended June 30, 2019, the Company recorded $1.4 million and $1.4 million, respectively, in revenue received from Medicare for samples processed in 2018.

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
The Company recognizes development services revenue over the period in which biopharmaceutical research and development services are provided. Specifically, the Company recognizes revenue using an input method to measure progress, utilizing costs incurred to-date relative to total expected costs as its measure of progress. The Company assesses the changes to the total expected cost estimates as well as any incremental fees negotiated resulting from changes to the scope of the original contract in determining the revenue recognition at each reporting period. The Company revised and increased its total estimated costs relating to one of the development services contracts during the six months ended June 30, 2020. Had the Company included such additional costs in the original estimated costs, revenues for the six months ended June 30, 2019 would have been lower by $3.6 million. For development of new products or services under these arrangements, costs incurred before technological feasibility is reached are included as research and development expenses in the Company’s condensed consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services.
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
Contract assets
Contract assets consists primarily of: i) precision oncology testing revenues to clinical customers that are recognized upon delivery of the test results prior to cash collection; and ii) development services revenues to biopharmaceutical customers that are recognized upon the achievement of performance-based milestones but prior to the establishment of billing rights. Contract assets are relieved when the Company receives payments from clinical customers, or when it invoices the biopharmaceutical customers when milestones are achieved, thereby reclassifying the balances from contract assets to accounts receivable. Contract assets are presented under accounts receivable, net and other assets on the Company’s condensed consolidated balance sheets. As of June 30, 2020, the Company had contract assets of $9.5 million of which $0.2 million was recorded in other assets. As of December 31, 2019, the Company had contract assets of $6.2 million of which $1.0 million was recorded in other assets.
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of June 30, 2020 and December 31, 2019, the deferred revenue balance was $11.5 million and $12.3 million, respectively, which included $6.4 million and $4.8 million, respectively, related to collaboration development efforts with pharmaceutical companies to be recognized as the Company performs research and development services in the future periods. Revenue recognized in the six months ended June 30, 2020 that was included in the deferred revenue balance as of December 31, 2019 was $7.6 million, which primarily represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers.
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
Cost of Development Services
Cost of development service includes costs incurred for the performance of development services requested by the Company’s biopharmaceutical customers. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of development services.
Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology and include compensation and benefits, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs.
Stock-Based Compensation
Stock-based compensation related to stock options granted to the Company’s employees, directors and nonemployees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. Compensation expense for stock options with performance metrics is calculated based upon expected achievement of the metrics specified in the grant.
Starting January 1, 2019, upon adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, the fair value of stock options issued to nonemployee consultants is determined as of the grant date, and compensation expense is being recognized over the period that the related services are rendered.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options and stock purchase rights under its 2018 Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires assumptions to be made related to expected term of an award, expected volatility, risk-free rate and expected dividend yield. Forfeitures are accounted for as they occur.

For market-based restricted stock units, the Company derives the requisite service period using the Monte Carlo simulation model and the related compensation expense is recognized over the derived service period using an accelerated attribution model commencing on the grant date. Stock-based compensation expense will be recorded regardless of whether the market conditions are achieved or not. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met.
The Company accounts for restricted stock units issued to employees based on the grant date fair value which is determined based on the closing market price of the common stock on the date of grant. The expense is recognized in the Company’s condensed consolidated statement of operations on a straight-line basis over the requisite vesting or service period.
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

3. Investment in Joint Venture
Variable Interest Entity (“VIE”)
In May 2018, the Company and an affiliate of SoftBank formed and capitalized Guardant Health AMEA, Inc. (the “Joint Venture”) for the sale, marketing and distribution of the Company’s tests in all areas worldwide, outside of North America, Central America, South America, the United Kingdom, all other member states of the European Union as of May 9, 2017, Iceland, Norway, Switzerland and Turkey. The Company expects to rely on the Joint Venture to accelerate commercialization of its products in Asia, the Middle East and Africa, with an initial focus on Japan.
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. In June 2020, an amended and restated certificate of incorporation of the Joint Venture, as approved by the board of directors of the Joint Venture, was filed with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation, among other things, increased the number of authorized shares of common stock to 89,000,000 shares consisting of

80,000,000 shares of Class A common stock and 9,000,000 shares of Class B (non-voting) common stock; and authorized 80,000,000 shares of Series A preferred stock. Pursuant to the amended and restated certificate of incorporation, each share of common stock held by the Company and the affiliate of SoftBank was reclassified and exchanged for 1,000 shares of Series A preferred stock. As a result, each of the Company and the affiliate of SoftBank held 40,000,000 shares of Series A preferred stock. The holders of Series A preferred stock are entitled to receive dividends at the rate of $0.05 per share if and when declared by the board of directors of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock have been reserved for issuance. As of June 30, 2020, no shares of Class A and Class B common stock have been issued and outstanding and 80,000,000 shares of Series A preferred stock have been issued and outstanding.
Under the terms of the joint venture agreement, neither party is obligated to make any further capital contribution, in cash or otherwise, to the Joint Venture. The Joint Venture is deemed to be a variable interest entity (“VIE”) and the Company has been identified as the VIE’s primary beneficiary. As the primary beneficiary, the Company has consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances have been eliminated in consolidation.
As of June 30, 2020 and December 31, 2019, the Joint Venture had total assets of approximately $38.4 million and $45.1 million, respectively, which were primarily comprised of cash, property and equipment, right-of-use assets and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of June 30, 2020 and December 31, 2019, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
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

4.  Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
	(in thousands)
Machinery and equipment	$35,584	$29,119
Computer hardware	9,105	6,296
Leasehold improvements	29,349	21,031
Furniture and fixtures	2,725	1,962
Computer software	1,027	829
Construction in progress	7,151	6,354
Property and equipment, gross	$84,941	$65,591
Less: accumulated depreciation	(27,946)	(21,923)
Property and equipment, net	$56,995	$43,668
Depreciation expense related to property and equipment was $3.2 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $6.2 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
	(in thousands)
Accrued royalty obligations	$325	$1,564
Accrued legal expenses	2,598	1,046
Accrued tax liabilities	3,268	3,050
Accrued professional services	3,275	3,464
Accrued clinical trials and studies	1,734	2,029
Purchases of property and equipment included in accrued expenses	1,476	2,424
Operating lease liabilities	8,240	7,140
Others	3,139	4,986
Total accrued expenses	$24,055	$25,703

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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2020
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$20,237	$20,237	$—	$—
Total cash equivalents	$20,237	$20,237	$—	$—

U.S. government debt securities	$773,160	$—	$773,160	$—
Total short-term marketable securities	$773,160	$—	$773,160	$—

U.S. government debt securities	$146,118	$—	$146,118	$—
Total long-term marketable securities	$146,118	$—	$146,118	$—
Total	$939,515	$20,237	$919,278	$—

Financial Liabilities:
Contingent consideration	$1,175	$—	$—	$1,175
Total	$1,175	$—	$—	$1,175

	December 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$10,734	$10,734	$—	$—
Total cash equivalents	$10,734	$10,734	$—	$—

Corporate bonds	$16,690	$—	$16,690	$—
U.S. government debt securities	362,884	—	362,884	—
Total short-term marketable securities	$379,574	$—	$379,574	$—

U.S. government debt securities	$268,783	$—	$268,783	$—
Total long-term marketable securities	$268,783	$—	$268,783	$—
Total	$659,091	$10,734	$648,357	$—

Financial Liabilities:
Contingent consideration	$1,365	$—	$—	$1,365
Total	$1,365	$—	$—	$1,365
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

The following table summarizes the activities for the Level 3 financial instruments for the three and six months ended June 30, 2020 and 2019:

	Redeemable Noncontrolling Interest				Contingent Consideration
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Fair value — beginning of period	$45,500	$46,500	$49,600	$41,800	$1,175	$—	$1,365	$—
Initial valuation on the date of acquisition	—	—	—	—	—	1,065	—	1,065
Increase (decrease) in fair value	6,186	922	3,159	5,944	—	—	(190)	—
Net loss for the period	(1,286)	(622)	(2,359)	(944)	—	—	—	—
Fair value — end of period	$50,400	$46,800	$50,400	$46,800	$1,175	$1,065	$1,175	$1,065
As of June 30, 2020 and December 31, 2019, contingent consideration liability of $1.2 million and $1.4 million, respectively, was recorded within other long-term liabilities on the condensed consolidated balance sheets.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$20,237	$—	$—	$20,237
U.S. government debt securities	913,655	5,623	—	919,278
Total	$933,892	$5,623	$—	$939,515

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$10,734	$—	$—	$10,734
Corporate bond	16,679	11	—	16,690
U.S. government debt securities	630,283	1,423	(39)	631,667
Total	$657,696	$1,434	$(39)	$659,091
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of credit losses in the three and six months ended June 30, 2020 and 2019, respectively. The maturities of the Company’s long-term marketable securities range from 1.0 year to 1.4 years as of June 30, 2020.

6. Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(809)	$11,077	10.3
Non-compete agreements and other covenant rights	5,100	(629)	4,471	5.4
Total intangible assets subject to amortization	16,986	(1,438)	15,548
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(1,438)	$20,438

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$5,100	$(373)	$4,727	9.5
Non-compete agreements	2,500	(303)	2,197	5.5
Total intangible assets subject to amortization	7,600	(676)	6,924
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$12,490	$(676)	$11,814
Amortization of finite-lived intangible assets was $0.5 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2020	$994
2021	1,947
2022	1,947
2023	1,947
2024	1,953
2025 and thereafter	6,760
Total	$15,548

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
The Company allocated $9.4 million to the patent and covenant rights granted under the SPLA, which have useful lives in the range of 6-12 years. The Company allocated $8.5 million to IPR&D technology, which have no alternative future use and was included in research and development expenses for the six months ended June 30, 2020. The remaining $1.2 million was allocated to the settlement of the prior dispute between the parties and was included in general and administrative expenses for the six months ended June 30, 2020.
Amortization of capitalized license fees relating to the January 2017 license agreement was nil and immaterial for the three and six months ended June 30, 2020, respectively. Amortization of capitalized license fees relating to the January 2017 license agreement was $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
Acquisition of Bellwether Bio
In April 2019, the Company purchased all of the outstanding shares of Bellwether Bio, Inc. (“Bellwether Bio”), a privately-held company developing a method for early blood-based cancer detection. The Company accounted for the acquisition as a business combination. The total purchase consideration was $8.7 million, which consisted of i) $7.6 million in cash paid upon closing; and ii) future contingent consideration liability with a fair value of $1.1 million on the acquisition date. The contingent consideration is subject to the achievement of certain commercialization milestones with a maximum payout amount of $10.0 million. The Company will also pay additional earn-out consideration of up to $10.0 million subject to the achievement of certain commercialization milestones and the continued provision of services to the Company by certain former employees and consultants of Bellwether Bio. The contingent consideration and earn-out consideration may be paid, at the Company’s election, in cash or in the Company’s common stock. As of June 30, 2020, the Company did not believe the earn-out consideration is probable to be achieved, and therefore, did not record any compensation expense. The following table summarizes the allocation of the total consideration to the estimated fair values of assets acquired and liabilities assumed:

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

8. Leases
The Company has entered into various operating lease agreements for office space, with remaining terms ranging from 1-7 years some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement. Operating lease expense was $1.9 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	June 30, 2020	December 31, 2019
	(unaudited)
Weighted-average remaining lease term (in years)	6.2	6.4
Weighted-average discount rate	8.19%	7.77%
The following table summarizes our future principal contractual obligations for operating lease commitments as of

June 30, 2020:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2020	$4,723
2021	11,619
2022	9,840
2023	10,535
2024	10,780
2025 and thereafter	20,251
Total operating lease payments	$67,748
Less: Imputed Interest	(18,391)
Total operating lease liabilities	$49,357
Finance leases are not material to the Company's condensed consolidated financial statements.
The Company entered into new lease agreements subsequent to June 30, 2020, see Note 16, Subsequent Events.

9. Commitments and Contingencies
Legal Proceedings
In addition to commitments and obligations incurred in the ordinary course of business, from time to time the Company may be subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. For example, we have received, and may in the future continue to receive letters, claims or complaints from others alleging false advertising, patent infringement, violation of employment practices and trademark infringement. We have also instituted, and may in the future institute, additional legal proceedings to enforce our rights and seek remedies, such as monetary damages, injunctive relief and declaratory relief. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us because of diversion of management time and attention as well as the financial costs related to resolving such disputes.
The Company and its affiliates are parties to the legal claims and proceedings described below. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, it is not reasonably possible for the Company to determine that a loss is probable for a claim, or to reasonably estimate the amount of loss or a range of loss, because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability or seek an indeterminate amount of damages. It is not uncommon for claims to be resolved over a number of years. The Company reviews loss contingencies at least quarterly to determine whether the loss probability has changed and whether it can make a reasonable estimate of the possible loss or range of loss. When the Company determines that a loss from a claim is probable and reasonably estimable, it records a liability in the amount of its estimate for the ultimate loss. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability.
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

10. Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”). As of June 30, 2020 and December 31, 2019, no dividends on common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	June 30, 2020	December 31, 2019
	(unaudited)
Shares underlying outstanding stock options	3,869,002	4,494,889
Shares underlying unvested restricted stock units	564,008	496,131
Shares available for issuance under the 2018 Incentive Award Plan	2,864,528	2,726,225
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,574,367	689,917
Total	8,871,905	8,407,162
Follow-on Public Offering
In June 2020, the Company completed an underwritten public offering, in which it issued and sold 4,312,500 shares of its common stock at a price of $84.00 per share. The Company received net proceeds of $354.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

11. Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Stock Plan (as amended and restated, the “2012 Plan”) and the 2018 Incentive Award Plan (the “2018 Plan”) and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2019	2,726,225	4,494,889	$10.90	7.7	$306,392
2018 Plan annual increase(1)	3,689,000	—
Granted	(78,476)	78,476	76.01
Exercised	—	(654,557)	5.42
Canceled	12,406	(49,806)	8.79
Restricted stock units granted	(126,834)	—	—
Restricted stock units canceled	33,355	—	—
Market-based restricted stock units granted	(3,391,148)	—	—
Balance as of June 30, 2020	2,864,528	3,869,002	$13.18	7.3	$266,316
Vested and Exercisable as of June 30, 2020		2,014,893	$6.90	6.9	$150,268
(1)Effective as of January 1, 2020, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $33.1 million and $108.3 million for the three months ended June 30, 2020 and 2019, respectively, and $50.3 million and $116.4 million for the six months ended June 30, 2020 and 2019, respectively.
The weighted-average grant date fair value of options granted was $44.61 and $51.94 per share for the three months ended June 30, 2020 and 2019, respectively, and $45.52 and $43.35 per share for the six months ended June 30, 2020 and 2019, respectively.
Future stock-based compensation for unvested options as of June 30, 2020 was $22.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2019	496,131	$82.08
Granted	126,834	75.96
Vested	(25,602)	80.27
Canceled	(33,355)	75.94
Balance as of June 30, 2020	564,008	$81.15

Future stock-based compensation for unvested restricted stock units as of June 30, 2020 was $37.7 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Market-based Restricted Stock Units
On May 26, 2020, the Board of Directors approved and granted 1,695,574 market-based restricted stock units (“MSUs”) under the 2018 Plan to each of the Company's Chief Executive Officer and the Company's President and Chief Operating Officer, which is subject to the achievement of market-based share price goals established by the Board of Directors. The MSUs consist of three separate tranches and the vesting of each tranche is subject to the Company's common stock closing price being maintained at or above a predetermined share price goal for a period of 30 consecutive calendar days. The share price goal can be met any time during the seven-year performance period from the date of grant. Upon vesting, the MSUs must be held for a period of six to twelve months depending on the time of vesting within the seven-year performance period. The vesting of the MSUs can also be triggered upon a change in control event and achievement of a certain change in control price goal, or when there is a qualifying termination or in the event of death or disability. The following table presents additional information relating to each MSU award:

Tranche	Price Goal	Number of RSUs
Tranche 1	$120 per share	565,192
Tranche 2	$150 per share	565,191
Tranche 3	$200 per share	565,191

The grant date fair values of the MSUs were determined using a Monte Carlo valuation model for each tranche. The related stock-based compensation expense for each tranche is recognized based on an accelerated attribution method over the estimated derived service period. If the related share price goal is achieved earlier than its expected derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal. The derived service period is the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. The Monte Carlo valuation model uses assumptions such as volatility, risk-free interest rate, cost of equity and dividend estimated for the performance period of the MSU. The weighted average grant date fair value of the MSUs was $67.00 and the weighted average derived service period was estimated to be in the range of 0.83 – 2.07 years.

Stock-based compensation recorded for the MSUs for the three months ended June 30, 2020 was $18.3 million and is recorded in general and administrative expenses in our condensed consolidated statement of operations. Future stock-based compensation for unvested MSUs as of June 30, 2020 was $208.9 million, which is expected to be recognized over a weighted-average period of 1.3 years. In the event of a change in control, a qualifying termination, death, disability or the share price goal occurring earlier than the estimated derived service period, the stock-based compensation relating to these MSUs could be accelerated. Any MSUs that remain unvested at the end of the seven-year performance period will automatically be forfeited and terminated without further consideration.

Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$407	$126	$710	$296
Research and development expense	2,622	1,428	4,986	2,638
Sales and marketing expense	2,167	646	3,965	1,472
General and administrative expense	20,619	1,015	22,492	1,992
Total stock-based compensation expense	$25,815	$3,215	$32,153	$6,398

Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
Expected term (in years)	5.50 – 6.10	5.50 – 6.16	5.50 – 6.10	5.50 – 6.22
Expected volatility	66.5% – 68.5%	66.9% – 68.3%	66.5% – 73.3%	66.7% – 68.3%
Risk-free interest rate	0.4% – 0.4%	1.9%	0.4% – 1.6%	1.9% – 2.7%
Expected dividend yield	—%	—%	—%	—%
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
Valuation of MSUs
The estimated fair value of the MSUs was determined using a Monte Carlo simulation model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the following:
Expected Volatility
Due to limited historical data for the trading of the Company’s common stock, expected volatility is estimated based on the average volatility for comparable publicly traded peer group companies and implied volatility of publicly traded options in the same industry plus the Company's expected volatility for the available periods. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.

Expected Term
The expected term represents the derived service period for the respective tranches which has been estimated using the Monte Carlo simulation model.
Risky Rate
The risky rate represents the Company's cost of equity.
Discount for Lack of Marketability
The discount for lack of marketability represents the discount applied for post vest term restrictions and has been derived using the Monte Carlo simulation model.
The following assumptions were used to calculate the stock-based compensation for MSUs: a weighted-average expected term of 0.83 – 2.07 years; expected volatility of 65.5%; a risk-free interest rate of 0.5%; a zero dividend yield; a risky rate (cost of equity) of 16%; and a discount for post-vesting restrictions of 10.4% – 14.5%.
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
Shares of common stock purchased under the ESPP were 58,164 and nil for the three months ended June 30, 2020 and 2019, respectively, and 58,164 and 119,702 for the six months ended June 30, 2020 and 2019, respectively. The total compensation expense related to the ESPP was $1.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
No ESPP shares were granted for the three months ended June 30, 2019. The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	73.2%	60.2%	73.2%	60.2%
Risk-free interest rate	0.2%	2.5%	0.2%	2.5%
Expected dividend yield	—%	—%	—%	—%
As of June 30, 2020, the unrecognized stock-based compensation expense related to the ESPP was $1.1 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.

Liabilities for Early Exercise of Employee Options
The Company allowed certain stock option holders to exercise unvested options to purchase shares of the Company’s common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of June 30, 2020 and December 31, 2019, 18,447 shares and 23,981 shares of common stock were subject to repurchase at weighted-average price of $4.66 per share. As of June 30, 2020 and December 31, 2019, the cash proceeds received for unvested shares of common stock of $0.1 million and $0.1 million, respectively, was recorded within other long-term liabilities on the condensed consolidated balance sheet, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheet and condensed consolidated statement of redeemable noncontrolling interest and stockholders’ equity as such shares are considered legally outstanding.

12. Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands, except per share data)
Net loss	$(49,739)	$(11,300)	$(81,568)	$(32,651)
Adjustment of redeemable noncontrolling interest	(4,900)	(300)	(800)	(5,000)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(54,639)	$(11,600)	$(82,368)	$(37,651)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.57)	$(0.13)	$(0.87)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	96,011	89,036	95,196	87,494
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Stock options issued and outstanding	4,056	6,313	4,200	6,908
Restricted stock units	542	122	519	100
MSUs	1,342	—	671	—
ESPP obligation	37	83	40	71
Common stock subject to repurchase	20	32	21	37
Total	5,997	6,550	5,451	7,116

13. Income Taxes
The income tax expense for the three and six months ended June 30, 2020 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three and six months ended June 30, 2020 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions. The benefit from income taxes for the six months ended June 30, 2019 relates primarily to the release of a valuation allowance of $1.2 million associated with nondeductible intangible assets recorded as part of the Bellwether Bio acquisition, partially offset by state minimum income tax and income tax on the Company's earnings in foreign jurisdictions. In connection with the acquisition of Bellwether Bio, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangible assets. The net deferred tax liability from this acquisition creates an additional source of income to offset the Company’s deferred tax assets. As such, the impact on the acquiring Company’s deferred tax assets and liabilities caused by an acquisition are recorded in the acquiring company’s consolidated financial statements outside of acquisition accounting.

14. Segment and Geographic Information
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
United States	$61,422	$48,997	$126,035	$80,242
International (1)	4,913	4,978	7,810	10,388
Total revenue	$66,335	$53,975	$133,845	$90,630
(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020 and December 31, 2019, substantially all of the Company’s long-lived assets and right-of-use assets are located in the United States.

15. Related Party Transactions
As discussed in Note 3, Investment in Joint Venture, the Company and an affiliate of SoftBank formed and capitalized the Joint Venture to accelerate commercialization of its products in Asia, the Middle East and Africa, with an initial focus on Japan. The Company has consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances have been eliminated in consolidation.
The Company and its subsidiaries may, in the ordinary course of business, have transactions with unaffiliated companies of which certain of the Company’s directors are directors and/or executive officers. The Company believes that such transactions are on the same terms generally offered by such other companies to other entities in comparable transactions. The Company does not consider the amounts involved in such transactions to be material in relation to its businesses, the businesses of such other companies or the interests of the directors involved. Revenue from an entity affiliated with a member of the Company's Board of Directors was $0.6 million and $0.5 million for the three months ended June 30, 2020 and 2019, and $1.5 million and $0.9 million for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the Company has accounts receivable from this entity of $2.0 million and $0.9 million, respectively.

16.  Subsequent Events
The Company entered into two new agreements in July 2020 to lease additional office and laboratory space. The lease agreements each have a target commencement date in the first half of fiscal year 2021, with estimated aggregate base rent payments of $239.5 million over the weighted average estimated lease term of 11.5 years. One of the lease agreements provides an option to renew the lease term for an additional ten years. The Company is currently evaluating the accounting for such leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary blood tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a routine blood draw, or liquid biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we launched our Guardant360 and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. Our Guardant360 test, launched in 2014, has been used by more than 7,000 oncologists, over 50 biopharmaceutical companies and all 28 National Comprehensive Cancer Network, or NCCN, Centers. More than 150,000 Guardant360 tests have been performed to date. Using data collected from our Guardant360 tests, we have also developed our GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to further unlock insights into tumor evolution and treatment resistance across various biomarker-driven cancers. Our GuardantOMNI test, launched in 2017, has been used by our biopharmaceutical customers as a comprehensive genomic profiling tool to help accelerate clinical development programs in both immuno-oncology and targeted therapy.
Our Guardant360 and GuardantOMNI tests fuel development of our LUNAR program. Our LUNAR-1 assay is intended to address identification of those who are likely to benefit from adjuvant treatment, detection of minimal residual disease in the blood of cancer patients after surgery, and surveillance of patients who have completed curative cancer treatment to potentially detect recurrence at an earlier stage, and was launched in 2018 for research use and in late 2019 for investigational use. To help demonstrate the utility of our LUNAR-1 assay, we have initiated multiple clinical trials to evaluate recurrence-free survival in patients who receive ctDNA-directed therapy as compared to the current standard-of-care active surveillance. We are developing our LUNAR-2 assay to address early cancer detection in screening eligible asymptomatic individuals and higher risk individuals. Recent data reported at the 2019 National Colorectal Cancer Roundtable shows that although the percentage of U.S. adults who are up to date with recommended colorectal cancer screening has gradually increased from approximately 65% in 2012 to approximately 69% in 2018, this falls short of the 80% screening compliance goal set by the Centers for Disease Control and Prevention. Our LUNAR-2 assay recently demonstrated an average sensitivity of approximately 90%, with specificity of approximately 97%, in a case-control cohort of 113 recently diagnosed patients with stages I, II or III colorectal cancer and 88 colonoscopy-screened negative controls. Recent data reported at the 2020 American Society of Clinical Oncology (ASCO) Annual Meeting shows improved performance of the LUNAR-2 assay to detect early-stage colorectal cancer in average-risk adults. In a blinded cohort analysis of colonoscopy screened negative patients (n=88) and patients newly diagnosed with early stage colorectal cancer (n=113) using a further optimized, integrated genomic and epigenomic analysis, the LUNAR-2 assay demonstrated overall sensitivity of 90.3% and overall specificity of 96.6%. Recent data presented at the 2020 American Association for Cancer Research (AACR) Virtual Annual Meeting shows that the LUNAR-2 assay achieved 90% sensitivity and 94% specificity in detecting early-stage colorectal cancer. When restricting analysis of the controls to those who were negative for colorectal cancer by colonoscopy (n=74), the LUNAR-2 assay demonstrated improved specificity (99%) with no reduction in sensitivity.
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

Our Guardant360 and GuardantOMNI tests have each been designated by the FDA as a breakthrough device for use as a companion diagnostic in connection with certain specified therapeutic products of our biopharmaceutical customers. Among other things, designation as a breakthrough device provides for priority review by the FDA and more interactive communication with the FDA during the development process. Our Guardant360 and GuardantOMNI tests are both being developed as companion diagnostics under collaborations with biopharmaceutical companies, including AstraZeneca, Amgen, Janssen Biotech and Radius Health.

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

In July 2018, Palmetto GBA, or Palmetto, the Medicare Administrative Contractor, or MAC, responsible for administering Medicare’s Molecular Diagnostic Services Program, or MolDx, issued a local coverage determination, or LCD, for our Guardant360 test for qualifying NSCLC patients. Subsequently in 2018, Noridian Healthcare Solutions, or Noridian, a participant in MolDx and the MAC responsible for adjudicating claims in California, where our laboratory is located, also finalized its LCD for our Guardant360 test. Pursuant to this Noridian LCD, in September 2018, we began to submit claims for reimbursement for Guardant360 clinical testing performed for NSCLC patients covered under the LCD, and in October 2018, we began to receive payments for these services from Medicare.

In December 2019, Palmetto finalized its expanded LCD for our Guardant360 test to provide limited Medicare coverage for use of Guardant360 for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin. In May 2019, Noridian also issued an expanded draft LCD for our Guardant360 test consistent with the expanded draft LCD issued by Palmetto in March 2019. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin. Noridian also retired the expanded draft LCD issued in May 2019 as being superseded by the coverage article. We estimate that approximately 85% of Medicare patients are covered under the coverage article issued by Noridian in May 2020.
Certain commercial insurance payors have issued decisions to cover the use of Guardant360 for patients with NSCLC. For the three months ended June 30, 2020 and 2019, respectively, approximately 42% and 46% of our U.S. clinical tests were for patients tested for NSCLC, and for the six months ended June 30, 2020 and 2019, respectively, approximately 43% and 46% of our U.S. clinical tests were for patients tested for NSCLC.

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
The recent global outbreak of coronavirus 2019, or COVID-19, has disrupted, and we expect will continue to disrupt, our operations. To protect the health and well-being of our workforce, partners, vendors and customers, we have provided free COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed California’s “shelter in place” public health orders and the guidance from the Centers for Disease Control and Prevention. Employees who can perform their duties remotely are asked to work from home and those on site are asked to follow our social distance guidelines. Our sales, marketing and business development efforts are also constrained by our operational response to the COVID-19 pandemic. We expect to continue to adjust our operational norms in an effort to help slow the spread of

COVID-19 in the coming months, including complying with government directives and guidelines as they are modified and supplemented.
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

The limited availability of broad-based COVID-19 diagnostic testing has hindered recovery efforts to date. As a result, in early April 2020 we initiated a feasibility assessment that has included our research and development team working to determine our ability to bring a new COVID-19 test to market utilizing our current laboratory facilities, as well as our outreach to potential public and private partners for their assistance in operationalizing such test. As part of the initial progress of this assessment, in June 2020 we submitted an Emergency Use Authorization (EUA) package to the FDA for our nasopharyngeal Guardant-19 SARS-CoV-2 test, or Guardant-19 test. We launched the Guardant-19 test as a CLIA-certified test operating under the FDA’s emergency use authorization to test our employees and made it available to a limited number of third parties for testing. However, we cannot predict the extent to which the Guardant-19 test will be used by third parties and have not yet determined the scale and financial elements of this program.
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

We generated total revenue of $66.3 million and $54.0 million for the three months ended June 30, 2020 and 2019, respectively, and $133.8 million and $90.6 million for the six months ended June 30, 2020 and 2019, respectively. We also incurred net losses of $49.7 million and $11.3 million for the three months ended June 30, 2020 and 2019, respectively, and $81.6 million and $32.7 million for the six months ended June 30, 2020 and 2019, respectively. We have funded our operations to date principally from the sale of our stock and revenue from our precision oncology testing and development services. In June 2020, we completed an underwritten public offering, where we sold 4,312,500 shares of our common stock at a price of $84.00 per share and received net proceeds of approximately $354.6 million after deducting underwriting discounts, commissions and offering expenses payable by us. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $1.1 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average selling price for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Approximately 37% and 38% of our U.S. clinical tests for the three months ended June 30, 2020 and 2019, respectively, and approximately 37% and 38% of our U.S. clinical tests for the six months ended June 30, 2020 and 2019, respectively, were for Medicare beneficiaries.

•Regulatory approval. Our Guardant360 test was the first comprehensive liquid biopsy test approved by NYSDOH. In addition, we believe our facility was the first comprehensive liquid biopsy laboratory to be CLIA-certified, CAP-accredited and NYSDOH-permitted. In the fourth quarter of 2019, we submitted a premarket approval, or PMA, application to seek the FDA’s approval of our Guardant360 test to be used as a companion diagnostic, initially in connection with one therapeutic product of a biopharmaceutical customer, and to provide tumor mutation profiling for cancer patients with solid tumors. In February 2020, we submitted an additional module of the PMA application for our Guardant360 test to the FDA. Medicare’s National Coverage Determination for Next Generation Sequencing established in 2018 and subsequently updated in 2020 provides coverage for molecular diagnostic tests such as our Guardant360 test, if, among other criteria, such tests are offered within their FDA-approved companion diagnostic labeling. We believe that this establishes a competitive advantage for tests receiving FDA approval and that FDA approval will be increasingly necessary for diagnostic tests to gain adoption, both in the United States and abroad. We believe FDA approval, if obtained, will help increase adoption of our tests and facilitate favorable reimbursement decisions by Medicare and commercial payers. We also intend to pursue regulatory approvals in specific markets outside of the United States, including in Europe, Japan and China. Any negative regulatory decisions or changes in regulatory requirements affecting our business could adversely impact our operations and financial results.

•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. We have received a substantial portion of our revenue from a limited number of commercial payers, most of which have not contracted with us to be a participating provider. We have received reimbursement for tests of patients with a variety of cancers, though for amounts that on average are significantly lower than for participating providers. We have experienced situations where commercial payers proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payers have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our test and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. Changes to the codes used to report the Guardant360 test to payers may result in significant changes in its reimbursement. If our Guardant360 test receives approval from the FDA, we may be required to obtain a new code to report the Guardant360 test on claims submitted to U.S. payers. If a coding change were to occur, payments for certain uses of the Guardant360 test could be reduced or eliminated by such payers. Cigna, Priority Health, multiple Blue Cross Blue Shield plans as well as the health plans associated with eviCore adopted policies that cover our Guardant360 test for the majority of NSCLC patients we test. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In September 2018, we began to submit claims to Medicare for reimbursement with respect to Guardant360 clinical tests performed for NSCLC patients covered under the 2018 Noridian LCD, and in October 2018, we began to receive payments from Medicare for these clinical tests. In March 2020, we began to receive reimbursement from Medicare for claims submitted, with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Noridian also retired the draft LCD issued in May 2019 as being superseded by the coverage article. Future actions taken by Noridian or Palmetto may change Medicare coverage for our Guardant360 test. We estimate total coverage in the United States for the Guardant360 test to be more than 180 million lives, including Medicare beneficiaries and members of several commercial health plans. If we fail to obtain or maintain coverage and adequate reimbursement from third-party payers, including from Medicare, we may be unable to increase our testing volume and revenue as expected. Retrospective reimbursement adjustments, such as deductions from further payments and clawbacks, can also negatively impact our revenue and cause our financial results to fluctuate. Due to the inherent variability of the insurance landscape, historic success of, and payments from, appeals of reimbursement denials by payers are not indicative of future success of and payments from such appeals.
•Biopharmaceutical customers. Our revenue also depends on our ability to attract new, and to maintain and expand relationships with existing, biopharmaceutical customers, and we expect to increase our sales and marketing expense in furtherance of this goal. As we continue to develop these relationships, we expect to support a growing number of clinical trials both in the United States and internationally. If our relationships expand with biopharmaceutical customers, we believe we may continue to have opportunities to offer our platform to such customers for companion diagnostic development, novel target discovery and validation as well as clinical trial enrollment, and to grow into other business opportunities. For example, we believe that our genomic data, in combination with clinical outcomes or claims data, has revenue-generating potential, supporting novel drug development and companion diagnostic development.
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products, such as those being developed as part of our LUNAR program. In particular, we have invested heavily in clinical studies, including more than 50 clinical outcomes studies, the largest-ever liquid-to-tissue concordance study, and a prospective interventional clinical utility study demonstrating clinical overall response rates in line with tissue biopsy approaches. Our clinical research has resulted in over 150 peer-reviewed publications. With respect to our LUNAR program, we initiated a prospective screening study, which we refer to as the ECLIPSE trial, aiming to recruit approximately 10,000 patients and evaluate the performance of our LUNAR-2 assay in detecting colorectal cancer in average-risk adults, and in collaboration with a National Clinical Trials Network group, initiated a prospective multi-center randomized controlled trial, which we refer to as the COBRA study, in approximately 1,400 patients with resected stage II colon cancer to use our LUNAR-1 assay to evaluate recurrence-free survival in patients who receive ctDNA-directed therapy as compared to the current standard-of-care active surveillance. Furthermore, we are collaborating with investigators from multiple academic cancer centers, including MD Anderson Cancer Center, the University of Colorado, Memorial Sloan Kettering Cancer Center, Massachusetts General Cancer Center, Wake Forest Cancer Center and the University of California San Francisco, as well as several international institutions. The COVID-19 global pandemic has negatively impacted, and is expected to continue to negatively impact, the recruitment for clinical studies, especially those that are deemed as preventive care or are not part of a standard of care, including the ECLIPSE trial and the COBRA study. We believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers, and expect our investments in clinical studies to increase. We expect to increase our research and development expense with the goal of fueling further innovation.
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through distributor relationships or direct contracts with hospitals. In May 2018, we formed and capitalized a joint venture, Guardant Health AMEA, Inc., which we refer to as the Joint Venture, with SoftBank, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa, with our initial focus being on Japan. That effort could be negatively impacted by the COVID-19 global pandemic.
•General and administrative expense. Our financial results have historically, and will likely continue to, fluctuate significantly based upon the impact of our general and administrative expense, and in particular, our stock-based compensation expense. For example, in May 2020, our Board of Directors approved the grant of a long-term market-based restricted stock unit award to our Chief Executive Officer and our President and Chief Operating Officer (the “Founders”). The Founders each received a grant of 1,695,574 market-based restricted stock units which consist of three separate tranches and the vesting of each tranche is subject to the closing price of our common stock closing price being maintained at or above a pre-determined stock price goal for a period of 30 consecutive calendar days any time during the seven-year performance period. Our equity awards, including the Founders’ market-based restricted stock units, are intended to retain and incentivize employees to lead us to sustained, long-term superior financial and operational performance. The market-based restricted stock units, in particular, were designed to focus the Founders on our long-term operational and strategic development, including the successful development and commercialization of our LUNAR program.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended

December 31, 2019, and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020, for more information.
Non-GAAP Financial Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure is a key metric to assess period-to-period comparison in evaluating the performance of our core business by removing the impact of income (expenses) attributable to material non-cash items, specifically stock-based compensation and fair value remeasurements due to the subjectivity, management judgment, and market fluctuations involved around these amounts. We exclude certain other items because we believe that these income (expenses) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to perform a meaningful evaluation of our current or past operating performance.
“Adjusted EBITDA” is defined by us as net loss attributable to Guardant Health, Inc. common stockholders before: (i) interest income, (ii) interest expense, (iii) provision for (benefit from) income taxes, (iv) depreciation and amortization expense, (v) other (income) expense, net, (vi) stock-based compensation expense, (vii) Adjustments relating to non-controlling interest and contingent consideration and, if applicable in a reporting period, and (viii) acquisition-related expenses, and other non-recurring items.
Our use of Adjusted EBITDA as a non-GAAP financial measure is not intended to be considered in isolation from, as substitute for, or as superior to, the corresponding financial measure prepared in accordance with GAAP and you should not consider it in isolation or substitute for analysis of our results reported under GAAP. There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not present the full measure of our recorded costs against its revenue. In addition, our definition of non-GAAP financial measures may differ from non-GAAP measures used by other companies.
The following table reconciles net loss attributable to Guardant Health, Inc. common stockholders (which is the most directly comparable GAAP operating financial measure) to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss attributable to Guardant Health, Inc. common stockholders	$(54,639)	$(11,600)	$(82,368)	$(37,651)
Adjustments:
Interest income	(2,640)	(3,099)	(5,958)	(5,584)
Interest expense	10	287	22	580
Other (income) expense, net	(2,285)	51	(2,076)	(96)
Provision for (benefit from) income taxes	34	(1,207)	48	(1,181)
Depreciation and amortization	3,805	2,657	7,109	5,011
Stock-based compensation expense	25,815	3,215	32,153	6,398
Adjustments relating to noncontrolling interest and contingent consideration	4,900	300	610	5,000
Acquisition related expenses (1)	—	422	9,707	422
Adjusted EBITDA (non-GAAP)	$(25,000)	$(8,974)	$(40,753)	$(27,101)
(1) For the six months ended June 30, 2020, acquisition related expenses consist of a dispute settlement expense of $1.2 million and IPR&D technology write off for $8.5 million incurred for the three months ended March 31, 2020 in connection with a settlement and a license purchase agreement. For the three and six months ended June 30, 2019, acquisition related expenses of $0.4 million primarily include certain diligence, accounting, and legal expenses incurred related to our Bellwether acquisition.

Components of results of operations

Revenue
We derive our revenue from two sources: (i) precision oncology testing and (ii) development services.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our Guardant360 and GuardantOMNI tests to clinical and biopharmaceutical customers. In the United States, through June 30, 2020, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Tests for patients covered by Medicare represented approximately 37% and 38% of U.S. tests performed during the three months ended June 30, 2020 and 2019, respectively, and 37% and 38% of U.S. tests performed during the six months ended June 30, 2020 and 2019, respectively. We also provide precision oncology testing to biopharmaceutical customers under contracts for which all recognition criteria are met, and we have recognized revenue on an accrual basis for those services.
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
Research and development expense. Research and development expenses consist of costs incurred to develop technology and include salaries and benefits including stock-based compensation, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services, other outside costs and costs to develop our technology capabilities. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical companies before technological feasibility has been achieved. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Costs to develop our technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs.
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
We expect that our general and administrative expenses will continue to increase in absolute dollars, primarily due to increased stock-based compensation expense, including resulting from the market-based restricted stock units granted to our Founders in May 2020, increased headcount and increased costs associated with operating as a growing public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses being incurred.

Interest income
Interest income consists of interest earned on our cash, cash equivalents and marketable securities.
Interest expense
Interest expense consists primarily of interest from finance leases or capital leases and royalty obligations.
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses and the relief fund grant from the Department of Health and Human Services, or HHS, under the U.S. Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Results of operations
The following table set forth the significant components of our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$50,991	$42,064	$111,237	$70,901
Development services	15,344	11,911	22,608	19,729
Total revenue	66,335	53,975	133,845	90,630
Costs and operating expenses:
Cost of precision oncology testing(1)	17,809	14,650	36,000	25,673
Cost of development services	4,626	2,183	6,941	4,695
Research and development expense(1)	36,319	19,532	73,335	35,848
Sales and marketing expense(1)	25,015	19,439	50,130	37,246
General and administrative expense(1)	37,186	13,439	56,971	26,100
Total costs and operating expenses	120,955	69,243	223,377	129,562
Loss from operations	(54,620)	(15,268)	(89,532)	(38,932)
Interest income	2,640	3,099	5,958	5,584
Interest expense	(10)	(287)	(22)	(580)
Other income (expense), net	2,285	(51)	2,076	96
Loss before provision for income taxes	(49,705)	(12,507)	(81,520)	(33,832)
Provision for (benefit from) income taxes	34	(1,207)	48	(1,181)
Net loss	$(49,739)	$(11,300)	$(81,568)	$(32,651)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$407	$126	$710	$296
Research and development expense	2,622	1,428	4,986	2,638
Sales and marketing expense	2,167	646	3,965	1,472
General and administrative expense	20,619	1,015	22,492	1,992
Total stock-based compensation expense	$25,815	$3,215	$32,153	$6,398

Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$50,991	$42,064	$8,927	21%
Development services	15,344	11,911	3,433	29%
Total revenue	$66,335	$53,975	$12,360	23%
Total revenue was $66.3 million for the three months ended June 30, 2020 compared to $54.0 million for the three months ended June 30, 2019, an increase of $12.4 million, or 23%.
Precision oncology testing revenue increased to $51.0 million for the three months ended June 30, 2020 from $42.1 million for the three months ended June 30, 2019, an increase of $8.9 million, or 21%. This increase in precision oncology testing revenue was primarily due to an increase in average selling price per test as a result of expanded coverage of our tests for clinical customers, plus $2.6 million in revenue received during the three months ended June 30, 2020 from Medicare for samples processed in 2019 up from $1.4 million in revenue received during the three months ended June 30, 2019 from Medicare for samples processed in 2018. Precision oncology revenue from tests for clinical customers was $39.6 million in the three months ended June 30, 2020 and $21.8 million in the three months ended June 30, 2019, respectively. Tests for clinical customers increased to 13,694 for the three months ended June 30, 2020 from 11,875 for the three months ended June 30, 2019 mainly due to an increase in the number of physicians ordering Guardant360 tests. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018.
Precision oncology revenue from tests for biopharmaceutical customers was $11.4 million in the three months ended June 30, 2020 and $20.2 million in the three months ended June 30, 2019, respectively. Tests for biopharmaceutical customers decreased to 2,805 for the three months ended June 30, 2020 from 5,285 for the three months ended June 30, 2019 primarily due to the timing and progression of clinical trials and studies which resulted in fluctuation in the number of samples received for testing. The average selling price of biopharmaceutical tests was $4,054 for the three months ended June 30, 2020, up from $3,827 for the three months ended June 30, 2019 due to a greater proportion of such tests being the GuardantOMNI test, which has a higher selling price than the Guardant360 test. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we began receiving fewer samples for testing on a daily average basis from our clinical and biopharmaceutical customers than before the outbreak of the COVID-19 pandemic. Our future sample volumes and precision oncology revenue may be adversely impacted by the COVID-19 pandemic depending on the duration and severity of the pandemic.
Development services revenue increased to $15.3 million for the three months ended June 30, 2020 from $11.9 million for the three months ended June 30, 2019, an increase of $3.4 million, or 29%. This increase in development services revenue was due to new collaboration projects from biopharmaceutical customers for companion diagnostic development and regulatory approval services during the three months ended June 30, 2020. Our development services arrangements with biopharmaceutical customers and development services revenue may be adversely impacted by the COVID-19 pandemic in future periods.

Costs and operating expenses
Cost of revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$22,435	$16,833	$5,602	33%
Gross profit	$43,900	$37,142
Gross margin	66%	69%
Cost of revenue was $22.4 million for the three months ended June 30, 2020 compared to $16.8 million for the three months ended June 30, 2019, an increase of $5.6 million, or 33%.
Cost of precision oncology testing revenue was $17.8 million for the three months ended June 30, 2020 compared to $14.7 million for the three months ended June 30, 2019, an increase of $3.2 million, or 22%. This increase in cost of precision oncology testing was attributable to an increase in sample volumes and was primarily due to a $3.2 million increase in production labor and overhead costs.
Cost of development services was $4.6 million for the three months ended June 30, 2020 compared to $2.2 million for the three months ended June 30, 2019, an increase of $2.4 million, or 112%. This increase in cost of development services was primarily due to an increase in material and labor costs related to companion diagnostic development and regulatory approval service contracts.
Gross margin for the three months ended June 30, 2020 was 66% compared to 69% for the three months ended June 30, 2019. The decrease in gross margin was primarily due to overall increase in the costs related to companion diagnostic programs. We expect our gross margin to be adversely impacted by the COVID-19 pandemic for the affected periods.

Research and development expense

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Research and development	$36,319	$19,532	$16,787	86%
Research and development expenses were $36.3 million for the three months ended June 30, 2020 compared to $19.5 million for the three months ended June 30, 2019, an increase of $16.8 million, or 86%. This increase in research and development expense was primarily due to an increase of $7.5 million in personnel-related costs for employees in our research and development group, including a $1.2 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology. The increase is also attributable to an increase of $4.7 million in material costs, an increase of $2.6 million in development consulting fees, an increase of $1.5 million related to allocated facilities and information technology infrastructure costs and an increase of $0.2 million in office administrative costs as we increased our headcount to support continued investment in our technology.
Sales and marketing expense

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$25,015	$19,439	$5,576	29%

Selling and marketing expenses were $25.0 million for the three months ended June 30, 2020 compared to $19.4 million for the three months ended June 30, 2019, an increase of $5.6 million, or 29%. This increase was primarily due to an increase of $3.9 million in personnel-related costs, including a $1.5 million increase in stock-based compensation, associated with the expansion of our commercial organization. The increase is also attributable to an increase of $1.3 million in professional service expenses related to marketing activities, an increase of $1.2 million related to allocated facilities and information technology infrastructure costs, offset by a decrease of $0.7 million related to office administrative costs as a result of the COVID-19 pandemic.
General and administrative expense

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
General and administrative	$37,186	$13,439	$23,747	177%
General and administrative expenses were $37.2 million for the three months ended June 30, 2020 compared to $13.4 million for the three months ended June 30, 2019, an increase of $23.7 million, or 177%. This increase was primarily due to an increase of $20.6 million in personnel-related costs, including a $19.6 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Founders as well as an increase in our headcount, an increase of $1.6 million in professional service expenses related to outside legal, accounting, consulting and IT services, and an increase of $1.3 million related to allocated facilities and information technology infrastructure cost. We expect our general and administrative expenses to significantly increase in the near term primarily due to the expense recognition associated with the market-based restricted stock units.
Interest income

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Interest income	$2,640	$3,099	$(459)	(15)%
Interest income was $2.6 million for the three months ended June 30, 2020 compared to $3.1 million for the three months ended June 30, 2019, a decrease of $0.5 million, or 15%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve made emergency cuts and lowered the risk-free interest rate to nearly zero, partially offset by an increase in cash, cash equivalents and marketable securities during the three months ended June 30, 2020 primarily as a result of cash proceeds from our follow-on public offering completed in June 2020.
Interest expense

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Interest expense	$(10)	$(287)	$277	(97)%
Interest expense was immaterial for the three months ended June 30, 2020 compared to $0.3 million for the three months ended June 30, 2019, a decrease of $0.3 million, or 97%. This decrease was primarily due to the settlement of all outstanding balances in March 2020 related to the patent license agreement entered into in January 2017.

Other income (expense), net

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$2,285	$(51)	$2,336	*

For the three months ended June 30, 2020, other income (expense), net included receipt of $1.8 million from HHS’s relief fund under the CARES Act and foreign currency exchange gains of $0.2 million. Other income (expense), net included foreign currency exchange losses of $0.1 million for the three months ended June 30, 2019.

Provision for (benefit from) income taxes

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Provision for (benefit from) income taxes	$34	$(1,207)	$1,241	*
* Not meaningful
Provision for income taxes was immaterial for the three months ended June 30, 2020. Benefit from income taxes for the three months ended June 30, 2019 relates primarily to the release of a valuation allowance of $1.2 million associated with nondeductible intangible assets recorded as part of the acquisition of Bellwether Bio, Inc., partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$111,237	$70,901	$40,336	57%
Development services	22,608	19,729	2,879	15%
Total revenue	$133,845	$90,630	$43,215	48%
Total revenue was $133.8 million for the six months ended June 30, 2020 compared to $90.6 million for the six months ended June 30, 2019, an increase of $43.2 million, or 48%.
Precision oncology testing revenue increased to $111.2 million for the six months ended June 30, 2020 from $70.9 million for the six months ended June 30, 2019, an increase of $40.3 million, or 57%. This increase in precision oncology testing revenue was primarily due to an increase in tests performed, an increase in average selling price per test for similar reasons as noted above, plus $4.1 million in revenue received from Medicare for samples processed in 2019 up from $1.4 million in revenue received during the six months ended June 30, 2019 from Medicare for samples processed in 2018. Precision oncology revenue from tests for clinical customers was $77.6 million in the six months ended June 30, 2020 and $39.0 million in the six months ended June 30, 2019, respectively. Tests for clinical customers increased to 28,951 for the six months ended June 30, 2020 from 21,396 for the six months ended June 30, 2019 mainly due to an increase in the number of physicians ordering Guardant360 tests. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018.
Precision oncology revenue from tests for biopharmaceutical customers was $33.6 million in the six months ended June 30, 2020 and $31.9 million in the six months ended June 30, 2019, respectively. Tests for biopharmaceutical customers decreased to 8,071 for the six months ended June 30, 2020 from 9,046 for the six months ended June 30, 2019 primarily due to the timing and progression of clinical trials and studies which resulted in fluctuation in the number of samples received for testing. The average selling price of biopharmaceutical tests was $4,169 for the six months ended June 30, 2020, up from $3,529 for the six months ended June 30, 2019 due to a greater number of such tests being the GuardantOMNI test, which has a higher selling price than the Guardant360 test. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we began receiving fewer samples for testing on a daily average basis from our clinical and biopharmaceutical customers than before the outbreak of the COVID-19 pandemic. Our future sample volumes and precision oncology revenue may be adversely impacted by the COVID-19 pandemic for the affected periods.
Development services revenue increased to $22.6 million for the six months ended June 30, 2020 from $19.7 million for the six months ended June 30, 2019, an increase of $2.9 million, or 15%. This increase in development services revenue was due to progression of collaboration projects from biopharmaceutical customers for companion diagnostic development and regulatory approval services completed during the six months ended June 30, 2020. We expect our development services arrangements with biopharmaceutical customers and development services revenue to be adversely impacted by the COVID-19 pandemic depending on the duration and severity of the pandemic.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(dollars in thousands)
Cost of revenue	$42,941	$30,368	$12,573	41%
Gross profit	$90,904	$60,262
Gross margin	68%	66%
Cost of revenue was $42.9 million for the six months ended June 30, 2020 compared to $30.4 million for the six months ended June 30, 2019, an increase of $12.6 million, or 41%.
Cost of precision oncology testing revenue was $36.0 million for the six months ended June 30, 2020 compared to $25.7 million for the six months ended June 30, 2019, an increase of $10.3 million, or 40%. This increase in cost of precision oncology testing was attributable to an increase in sample volumes and was primarily due to a $7.0 million increase in production labor and overhead costs and a $3.3 million increase in material costs.
Cost of development services was $6.9 million for the six months ended June 30, 2020 compared to $4.7 million for the six months ended June 30, 2019, an increase of $2.2 million, or 48%. This increase in cost of development services was primarily due to an increase in labor costs related to companion diagnostic development and regulatory approval service contracts.
Gross margin for the six months ended June 30, 2020 was 68% compared to 66% for the six months ended June 30, 2019. Gross margin improvement reflects the impact of increased average selling price per test. Our gross margin may be adversely impacted by the COVID-19 pandemic depending on how long the pandemic lasts and the severity of the situation in coming quarters.

Operating Expenses
Research and development expense

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Research and development	$73,335	$35,848	$37,487	105%
Research and development expenses were $73.3 million for the six months ended June 30, 2020 compared to $35.8 million for the six months ended June 30, 2019, an increase of $37.5 million, or 105%. This increase in research and development expense was primarily due to an increase of $11.9 million in personnel-related costs for employees in our research and development group, including a $2.3 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology, an increase of $8.5 million relating to IPR&D technology expensed in connection with a patent license acquisition that occurred in March 2020, an increase of $7.2 million in material costs related to various programs, an increase of $6.2 million in development consulting fees, an increase of $2.3 million related to allocated facility and information technology infrastructure costs and an increase of $0.7 million in office administrative costs as we increased our headcount to support continued investment in our technology.
Sales and marketing expense

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$50,130	$37,246	$12,884	35%
Selling and marketing expenses were $50.1 million for the six months ended June 30, 2020 compared to $37.2 million for the six months ended June 30, 2019, an increase of $12.9 million, or 35%. This increase was primarily due to an increase of $9.1 million in personnel-related costs, including a $2.5 million increase in stock-based compensation, associated with the expansion of our commercial organization, an increase of $2.1 million in professional service expenses related to marketing activities and an increase of $1.9 million related to allocated facility and information technology infrastructure costs, offset by a decrease of $0.2 million related to office administrative costs as a result of the COVID-19 pandemic.
General and administrative expense

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
General and administrative	$56,971	$26,100	$30,871	118%
General and administrative expenses were $57.0 million for the six months ended June 30, 2020 compared to $26.1 million for the six months ended June 30, 2019, an increase of $30.9 million, or 118%. This increase was primarily due to an increase of $23.8 million in personnel-related costs, including a $20.5 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Founders as well as an increase in our headcount, an increase of $2.2 million in professional service expenses related to outside legal, accounting, consulting and IT services, an increase of $2.4 million related to allocated facilities and information technology infrastructure costs, an increase of $1.2 million related to settlement costs in connection with a patent license acquisition that occurred in March 2020, and an increase of $0.9 million in office administrative costs. We expect our general and administrative expenses to significantly increase in near term primarily due to the expense recognition associated with the market-based restricted stock units.

Interest income

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Interest income	$5,958	$5,584	$374	7%
Interest income was $6.0 million for the six months ended June 30, 2020 compared to $5.6 million for the six months ended June 30, 2019, an increase of $0.4 million, or 7%. This increase was primarily due to a significant increase in cash, cash equivalents and marketable securities related to the receipt of cash proceeds from our follow-on public offering completed in June 2020, offset by a significant decrease in interest rate as the U.S. Federal Reserve made emergency cuts and lowered the risk-free interest rate to nearly zero.
Interest expense

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Interest expense	$(22)	$(580)	$558	(96)%
Interest expense was immaterial for the six months ended June 30, 2020 compared to $0.6 million for the six months ended June 30, 2019, a decrease of $0.6 million, or 96%. This decrease was primarily due to the settlement of all outstanding balances in March 2020 related to the patent license agreement entered into in January 2017.
Other income (expense), net

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$2,076	$96	$1,980	*

For the six months ended June 30, 2020, other income (expense), net included receipt of $1.8 million received from HHS’s relief fund under the CARES Act and foreign currency exchange losses of $0.1 million. Other income (expense), net included foreign currency exchange gains of $0.1 million for the six months ended June 30, 2019.

Provision for (benefit from) income taxes

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Provision for (benefit from) income taxes	$48	$(1,181)	$1,229	*
* Not meaningful
Provision for income taxes was immaterial for the six months ended June 30, 2020. Benefit from income taxes for the six months ended June 30, 2019 relates primarily to the release of a valuation allowance of $1.2 million associated with nondeductible intangible assets recorded as part of the acquisition of Bellwether Bio, Inc., partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions.

Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of June 30, 2020, we had an accumulated deficit of $435.2 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical trials and develop new product offerings from our research programs, including our LUNAR program, expand our sales organization, and increase our marketing efforts to drive market adoption of our Guardant360 and GuardantOMNI tests. Our capital expenditure requirements could also increase if we build additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, and revenue from precision oncology testing and development services. As of June 30, 2020, we had cash and cash equivalents of $164.7 million and marketable securities of $919.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Currently, our funds are held in marketable securities consisting of United States treasury securities and corporate bonds.
Based on our current business plan, we believe our current cash, cash equivalents and marketable securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements over at least the next 12 months from the date of this report. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As revenue from precision oncology testing and development services is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.
If our available cash, cash equivalents and marketable securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in our Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarter ended March 31, 2020, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(36,647)	$(18,139)
Net cash used in investing activities	$(304,745)	$(305,198)
Net cash provided by financing activities	$362,786	$357,356
Operating activities
Cash used in operating activities during the six months ended June 30, 2020 was $36.6 million, which resulted from a net loss of $81.6 million and net change in our operating assets and liabilities of $7.1 million, partially offset by non-cash charges of $52.0 million. Non-cash charges primarily consisted of $32.2 million of stock-based compensation, $8.5 million of charge of in-process research and development costs with no alternative future use, $7.1 million of depreciation and amortization, $3.4 million of right-of-use assets amortization, and $1.1 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $5.2 million increase in inventory, a $3.9 million payment of operating lease liabilities, a $2.5 million decrease in accounts payable, a $1.8 million decrease in accrued expenses and a $0.8 million decrease in deferred revenue, partially offset by a $6.9 million decrease in accounts receivables.
Cash used in operating activities during the six months ended June 30, 2019 was $18.1 million, which resulted from a net loss of $32.7 million, partially offset by non-cash charges of $10.5 million and net change in our operating assets and liabilities of $4.0 million. Non-cash charges primarily consisted of $5.0 million of depreciation and amortization, $6.4 million of stock-based compensation, and $1.6 million of right-of-use assets amortization, partially offset by $1.3 million of amortization of discount on investment and $1.2 million of benefit from income tax differences. The net change in our operating assets and liabilities was primarily the result of a $3.4 million increase in accounts payable due to timing of payment, a $2.9 million increase in accrued expenses, a $1.4 million receipt of tenant improvement allowance net of payment of operating lease liabilities, and a $0.7 million increase in accrued compensation due to increased personnel, partially offset by a $5.0 million increase in inventory due to higher testing volumes.
Investing activities
Cash used in investing activities during the six months ended June 30, 2020 was $304.7 million, which resulted primarily from purchases of marketable securities of $465.3 million, purchases of property and equipment of $19.1 million and purchases of intangible assets and capitalized license obligations of $17.9 million, partially offset by maturities of marketable securities of $197.5 million.
Cash used in investing activities during the six months ended June 30, 2019 was $305.2 million, which resulted primarily from purchases of marketable securities of $418.8 million, business acquisition, net of cash acquired, of $9.8 million and purchases of property and equipment of $5.8 million, partially offset by maturities of marketable securities of $129.2 million.
Financing activities
Cash provided by financing activities during the six months ended June 30, 2020 was $362.8 million, which was primarily due to proceeds from a follow-on offering of our common stock, net of underwriting discounts and commissions and offering expenses payable by us, of $354.6 million, proceeds from issuances of common stock under employee stock purchase plan of $4.0 million and proceeds from exercise of stock options of $3.5 million.
Cash provided by financing activities during the six months ended June 30, 2019 was $357.4 million, which was primarily due to proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses payable by us, of $349.7 million, proceeds from exercise of stock options of $5.5 million, and proceeds from issuances of common stock under employee stock purchase plan of $1.9 million.
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
Off-balance sheet arrangements
As of June 30, 2020, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
In May 2018, we and an affiliate of SoftBank formed and capitalized the Joint Venture for the sale, marketing and distribution of our tests in the JV Territory. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa, with an initial focus on Japan. The Joint Venture is deemed to be a VIE and we are identified as the primary beneficiary of the VIE. Consequently, we have consolidated the financial position, results of operations and cash flows of the Joint Venture in our financial statements and all intercompany balances have been eliminated in consolidation.
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
Black-Scholes assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model were as follows for stock option granted to our employees, directors and nonemployees for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)
Expected term (in years)	5.50 – 6.10	5.50 – 6.16	5.50 – 6.10	5.50 – 6.22
Expected volatility	66.5% – 68.5%	66.9% – 68.3%	66.5% – 73.3%	66.7% – 68.3%
Risk-free interest rate	0.4% – 0.4%	1.9%	0.4% – 1.6%	1.9% – 2.7%
Expected dividend yield	—%	—%	—%	—%
For market-based restricted stock units, we derive the requisite service period using the Monte Carlo simulation model. The estimated fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model which requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. Stock-based compensation expense will be recorded regardless of achieving the market conditions or not. If the related market condition is achieved earlier than its expected derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal.
The assumptions used to calculate the fair value of our market-based restricted stock units were as follows:
Fair Value of Common Stock
The fair value of our common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.

Expected Volatility
Due to limited historical data for the trading of the our common stock, expected volatility is estimated based on the average volatility for comparable publicly traded peer group companies and implied volatility of publicly traded options in the same industry plus our expected volatility for the available periods. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.

Expected Term
The expected term represents the derived service period for the respective tranches which has been estimated using the Monte Carlo simulation model.
Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury rate, with maturities similar to the expected term of the market-based restricted stock units.
Risky Rate
The risky rate represents our cost of equity.
Expected Dividend Yield
We do not anticipate paying any dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.
Discount for Lack of Marketability
The discount for lack of marketability represents the discount applied for post vest term restrictions and has been derived using the Monte Carlo simulation model.
The following assumptions were used to calculate the stock-based compensation for market-based restricted stock units: a weighted-average expected life of 0.83 – 2.07 years; expected volatility of 65.5%; a risk-free interest rate of 0.5%; a zero dividend yield; a risky rate (cost of equity) of 16%; and a discount for post-vesting restrictions of 10.4% – 14.5%.
We recognize stock-based compensation expense net of forfeitures as they occur.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of June 30, 2020, we had cash and cash equivalents of $164.7 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities, U.S. government agency bonds and corporate bonds. As of June 30, 2020, we had short-term marketable securities of $773.2 million and long-term marketable securities of $146.1 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of June 30, 2020, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $6.1 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $1.0 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through June 30, 2020, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of June 30, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020, and our CEO and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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
Limitations on effectiveness of controls and procedures
Our management, including our CEO and our CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 7, 2020. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On July 31, 2020, we entered into a sublease with 3000 Hanover, LLC (the “Landlord”), pursuant to which we have agreed to lease approximately 249,549 rentable square feet of office space located at 3000 Hanover Street, Levels C & D, Palo Alto, CA 94304 (the “Sublease”), thereby securing the professional office and laboratory space necessary to support our anticipated future growth. The Sublease is expected to commence on October 1, 2021 and will expire on June 30, 2033, subject to certain extension options as provided for in the Sublease. The Sublease provides for monthly base rent of $920,000 until the first anniversary of the Sublease, $1,184,500 until the second anniversary of the Sublease and $1,522,293 until the third anniversary of the Sublease, and thereafter subject to annual increases of 3%. We are entitled to base rent abatement for the initial five months of the Sublease, and a tenant improvement allowance of $24,705,350. The Landlord will maintain a security deposit in the amount of $11,479,254, subject to a reduction to $7,174,533 upon the fifth (5th) anniversary of the Sublease commencement date. The Sublease contains customary representations, warranties, covenants, indemnification provisions, default provisions, and termination provisions for a lease of this nature.

The foregoing description of the Sublease does not purport to be complete and is qualified in its entirety by reference to the full text of the Sublease, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2020.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1	Non-Employee Director Compensation Program, effective as of June 12, 2020					*
10.2	Form of Performance-Based Restricted Stock Unit Agreement	8-K	001-386830	10.1	5/27/2020
10.3	Form of Waiver Letter Agreement	8-K	001-386830	10.2	5/27/2020
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					*

___________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

GUARDANT HEALTH, INC.

Dated:	August 6, 2020	By:	/s/ Derek Bertocci
		Name:	Derek Bertocci
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)