Form 10-Q
period 2020-09-30
Guardant Health, Inc.
filed 2020-11-05
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of October 31, 2020, the registrant had 99,972,386 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$142,945	$143,228
Short-term marketable securities	870,459	379,574
Accounts receivable, net	36,255	47,986
Inventory	27,731	15,181
Prepaid expenses and other current assets, net	9,898	11,389
Total current assets	1,087,288	597,358
Long-term marketable securities	51,398	268,783
Property and equipment, net	61,882	43,668
Right-of-use assets	36,103	29,140
Intangible assets, net	16,645	8,524
Goodwill	3,290	3,290
Capitalized license fees	50	6,890
Other assets, net	5,453	4,882
Total Assets(1)	$1,262,109	$962,535
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,281	$16,197
Accrued compensation	24,037	18,557
Accrued expenses	22,312	25,703
Deferred revenue	7,337	12,277
Total current liabilities	71,967	72,734
Long-term operating lease liabilities	39,682	33,256
Obligation related to royalty	—	6,880
Other long-term liabilities	1,856	1,672
Total Liabilities(1)	113,505	114,542
Redeemable noncontrolling interest	56,400	49,600
Stockholders’ equity:
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 99,897,188 and 94,261,414 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,601,188	1,150,090
Accumulated other comprehensive income	3,862	1,111
Accumulated deficit	(512,847)	(352,809)
Total Stockholders’ Equity	1,092,204	798,393
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$1,262,109	$962,535
(1) As of September 30, 2020 and December 31, 2019, this balance includes $37.7 million and $45.1 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and VIE’s subsidiaries, and $4.6 million and $5.7 million of liabilities of the consolidated VIE and VIE’s subsidiaries, respectively, for which their creditors do not have recourse to the general credit of the Company. See Note 3, Investment in Joint Venture.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue:
Precision oncology testing	$60,384	$52,147	$171,621	$123,048
Development services and other	14,185	8,701	36,793	28,430
Total revenue	74,569	60,848	208,414	151,478
Costs and operating expenses:
Cost of precision oncology testing	16,699	16,578	52,699	42,251
Cost of development services and other	4,488	1,936	11,429	6,631
Research and development expense	36,245	24,569	109,580	60,417
Sales and marketing expense	25,095	18,802	75,225	56,048
General and administrative expense	66,294	16,440	123,265	42,540
Total costs and operating expenses	148,821	78,325	372,198	207,887
Loss from operations	(74,252)	(17,477)	(163,784)	(56,409)
Interest income	2,313	4,286	8,271	9,870
Interest expense	(8)	(280)	(30)	(860)
Other income (expense), net	345	179	2,421	275
Loss before provision for income taxes	(71,602)	(13,292)	(153,122)	(47,124)
Provision for (benefit from) income taxes	68	(202)	116	(1,383)
Net loss	(71,670)	(13,090)	(153,238)	(45,741)
Adjustment of redeemable noncontrolling interest	(6,000)	300	(6,800)	(4,700)
Net loss attributable to Guardant Health, Inc. common stockholders	$(77,670)	$(12,790)	$(160,038)	$(50,441)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.78)	$(0.14)	$(1.66)	$(0.56)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	99,554	93,303	96,659	89,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(71,670)	$(13,090)	$(153,238)	$(45,741)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	(1,721)	(282)	2,512	1,055
Foreign currency translation adjustments	191	47	239	137
Other comprehensive income (loss)	(1,530)	(235)	2,751	1,192
Comprehensive loss	$(73,200)	$(13,325)	$(150,487)	$(44,549)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(6,000)	300	(6,800)	(4,700)
Comprehensive loss attributable to Guardant Health, Inc.	$(79,200)	$(13,025)	$(157,287)	$(49,249)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of June 30, 2020	$50,400	99,312,237	$1	$1,544,373	$5,392	$(435,177)	$1,114,589
Issuance of common stock upon exercise of stock options	—	533,962	—	3,851	—	—	3,851
Vesting of restricted stock units	—	50,989	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Taxes paid related to net share settlement of restricted stock units	—	—	—	(2,247)	—	—	(2,247)
Stock-based compensation	—	—	—	55,198	—	—	55,198
Adjustment of redeemable noncontrolling interest	6,000	—	—	—	—	(6,000)	(6,000)
Other comprehensive loss	—	—	—	—	(1,530)	—	(1,530)
Net loss	—	—	—	—	—	(71,670)	(71,670)
Balance as of September 30, 2020	$56,400	99,897,188	$1	$1,601,188	$3,862	$(512,847)	$1,092,204

	Three Months Ended September 30, 2019
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of June 30, 2019	$46,800	92,806,252	$1	$1,128,938	$1,344	$(314,809)	$815,474
Issuance of common stock upon exercise of stock options	—	949,496	—	4,265	—	—	4,265
Vesting of restricted stock units	—	4,439	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Common stock issued under employee stock purchase plan	—	93,203	—	3,185	—	—	3,185
Stock-based compensation	—	—	—	5,484	—	—	5,484
Adjustment of redeemable noncontrolling interest	(300)	—	—	—	—	300	300
Other comprehensive loss	—	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	—	(13,090)	(13,090)
Balance as of September 30, 2019	$46,500	93,853,390	$1	$1,141,885	$1,109	$(327,599)	$815,396

	Nine Months Ended September 30, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2019	$49,600	94,261,414	$1	$1,150,090	$1,111	$(352,809)	$798,393
Issuance of common stock in public offering, net of offering costs of $1,130	—	4,312,500	—	354,600	—	—	354,600
Issuance of common stock upon exercise of stock options	—	1,188,519	—	7,399	—	—	7,399
Vesting of restricted stock units	—	76,591	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	39	—	—	39
Common stock issued under employee stock purchase plan	—	58,164	—	3,956	—	—	3,956
Taxes paid related to net share settlement of restricted stock units	—	—	—	(2,247)	—	—	(2,247)
Stock-based compensation	—	—	—	87,351	—	—	87,351
Adjustment of redeemable noncontrolling interest	6,800	—	—	—	—	(6,800)	(6,800)
Other comprehensive loss	—	—	—	—	2,751	—	2,751
Net loss	—	—	—	—	—	(153,238)	(153,238)
Balance as of September 30, 2020	$56,400	99,897,188	$1	$1,601,188	$3,862	$(512,847)	$1,092,204

	Nine Months Ended September 30, 2019
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2018	$41,800	85,832,454	$1	$764,033	$(83)	$(280,799)	$483,152
Cumulative effect adjustment for Topic 606 adoption	—	—	—	—	—	4,907	4,907
Cumulative effect adjustment for ASU 2018-07 adoption	—	—	—	1,266	—	(1,266)	—
Issuance of common stock in public offering, net of offering costs of $723	—	5,175,000	—	349,709	—	—	349,709
Issuance of common stock upon exercise of stock options	—	2,627,486	—	9,795	—	—	9,795
Vesting of restricted stock units	—	5,545	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	82	—	—	82
Common stock issued under employee stock purchase plan	—	212,905	—	5,118	—	—	5,118
Stock-based compensation	—	—	—	11,882	—	—	11,882
Adjustment of redeemable noncontrolling interest	4,700	—	—	—	—	(4,700)	(4,700)
Other comprehensive gain, net of tax impact	—	—	—	—	1,192	—	1,192
Net loss	—	—	—	—	—	(45,741)	(45,741)
Balance as of September 30, 2019	$46,500	93,853,390	$1	$1,141,885	$1,109	$(327,599)	$815,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019

OPERATING ACTIVITIES:
Net loss	$(153,238)	$(45,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,462	7,963
Non-cash operating lease costs	3,349	2,865
Charge of in-process research and development costs with no alternative future use	8,500	—
Unrealized translation gains (loss) on obligation related to royalty	—	(330)
Re-valuation of contingent consideration	(120)	—
Non-cash stock-based compensation	87,351	11,882
Amortization of premium (discount) on marketable securities	1,636	(1,953)
Benefit from income tax differences	—	(1,235)
Credit loss adjustment and others	8,056	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	11,581	908
Inventory	(12,550)	(5,624)
Prepaid expenses and other current assets	491	(453)
Other assets	(7,571)	(1,043)
Accounts payable	846	426
Accrued compensation	5,480	11,618
Accrued expenses and other liabilities	(1,514)	6,368
Operating lease liabilities	(3,523)	600
Deferred revenue	(4,940)	(3,043)
Net cash used in operating activities	(44,704)	(16,792)
INVESTING ACTIVITIES:
Purchases of marketable securities	(580,172)	(542,468)
Maturity of marketable securities	307,548	223,064
Business acquisition, net of cash acquired	—	(7,328)
Purchases of property and equipment	(28,891)	(11,628)
Purchase of intangible assets and capitalized license obligations	(17,886)	(2,568)
Net cash used in investing activities	(319,401)	(340,928)
FINANCING ACTIVITIES:
Payments made on royalty obligations	—	(228)
Payments made on finance lease obligations	(125)	(79)
Proceeds from issuance of common stock upon exercise of stock options	7,399	9,795
Proceeds from issuances of common stock under employee stock purchase plan	3,956	5,118
Taxes paid related to net share settlement of restricted stock units	(2,247)	—
Proceeds from public offering, net of underwriting discounts and commissions	355,730	350,432
Payment of offering costs related to public offering	(1,130)	(811)
Net cash provided by financing activities	363,583	364,227
Net effect of foreign exchange rate changes on cash and cash equivalents	239	137

	Nine Months Ended September 30,
	2020	2019

Net increase in cash and cash equivalents	(283)	6,644
Cash and cash equivalents—Beginning of period	143,228	140,544
Cash and cash equivalents—End of period	$142,945	$147,188
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$10,463	$9,701
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,301	$6,418
Initial fair value of contingent consideration at acquisition date	$—	$1,065
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
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P. (“SoftBank”). Under the terms of the joint venture agreement, the Company held a 50% ownership interest in the Joint Venture. As of September 30, 2020, the Joint Venture has subsidiaries in Singapore and Japan (see Note 3, Investment in Joint Venture) and the Company has a subsidiary in Switzerland, which was incorporated in 2019.

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
The Company believes that its existing cash and cash equivalents and marketable securities as of September 30, 2020 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, estimation of credit losses, standalone selling price allocation included in contracts with multiple performance obligations, the fair value of assets acquired and liabilities assumed for business combinations, goodwill and identifiable intangible assets, stock-based compensation, contingencies, certain inputs into the provision for (benefit from) income taxes, including related reserves, valuation of redeemable noncontrolling interest, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates. The extent to which the COVID-19 pandemic will ultimately impact the Company’s business, results of operations, financial conditions, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside the Company’s control, such as the duration, scope and severity of the pandemic, steps required or mandated by governments to mitigate the impact of the pandemic, and whether COVID-19 can be effectively prevented, detected, contained and treated, particularly in the markets where the Company operates.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Foreign Currency Translation
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020 and 2019, foreign currency translation adjustment was immaterial.
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

The Company is subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the provision of precision oncology services in the United States and are primarily with biopharmaceutical companies with high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded at the invoiced amount.
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

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2020	December 31, 2019
	2020	2019	2020	2019

	(unaudited)				(unaudited)
Customer A	*	21%	11%	27%	11%	40%
Customer B	28%	19%	24%	15%	*	*
Customer C	*	*	*	*	*	10%
Customer D	*	*	*	*	10%	*
Customer E	*	*	*	*	13%	*
*    less than 10%
The Company is also subject to credit risk from its other receivables and other assets. The Company's other receivables and other assets include payments due from a third-party in relation to the settlement of a patent dispute reached during the three months ended September 30, 2020 for $8.0 million payable over a period of 6 years. The Company has evaluated and recorded a credit loss for the full amount considering the third-party's credit worthiness and lack of collection history. The following table presents the receivable and the related credit loss amounts:

	Gross Amount		Allowance for Credit Losses			Net Amount
	September 30, 2020	December 31, 2019	Three and Nine Months Ended September 30, 2020			September 30, 2020	December 31, 2019
			Beginning Balance	Additions: Charged to Other Income (Expense), Net	Ending Balance

	(unaudited)		(unaudited)			(unaudited)
	(in thousand)
Prepaid expenses and other current assets	$1,000	$—	$—	$(1,000)	$(1,000)	$—	$—
Other assets	7,000	—	—	(7,000)	(7,000)	—	$—
Accounts Receivable, Net
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of September 30, 2020 and December 31, 2019, the Company had no allowance for credit losses related to its accounts receivable.
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill and IPR&D are not amortized but are tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of September 30, 2020, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 6-12 years.
Leases
The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use (“ROU”) assets and operating leases liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received or receivable. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as the Company's leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s facility leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services provided to its ordering physicians and biopharmaceutical customers, as well as from biopharmaceutical research and development services provided to its biopharmaceutical customers. Precision oncology testing services include genomic profiling and the delivery of other genomic information derived from the Company’s platform. Development services and other include companion diagnostic development, clinical trial setup, monitoring and maintenance, information solutions and laboratory services, and other miscellaneous revenue streams. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies and research institutes.
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

however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended September 30, 2020 and 2019, the Company recorded $11.4 million and $10.9 million as revenue, respectively, resulting from cash collections over the expected reimbursement period exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials. For the nine months ended September 30, 2020 and 2019, the Company recorded $21.9 million and $15.5 million as revenue, respectively, resulting from cash collections over the expected reimbursement period exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials.
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
Development services and other
The Company performs development services for its biopharmaceutical customers utilizing its precision oncology information platform. Development services and other typically represent a single performance obligation as the Company performs a significant integration service, such as analytical validation and regulatory submissions. The individual promises are not separately identifiable from other promises in the contracts and, therefore, are not distinct. However, under certain contracts, a biopharmaceutical customer may engage the Company for multiple distinct development services which are both capable of being distinct and separately identifiable from other promises in the contracts and, therefore, distinct performance obligations.
The Company collaborates with pharmaceutical companies in the development of new drugs. As part of these collaborations, the Company provides services related to regulatory filings to support companion diagnostic device submissions for the Company’s liquid biopsy panels. Under these collaborations, the Company generates revenue from achievement of milestones, as well as provision of on-going support. For development services performed, the Company is compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and other developmental milestone payments. The transaction price of the Company's development services contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, the Company considers its historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than the Company. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is updated at each reporting period as a revision to the estimated transaction price.

The Company recognizes development services revenue over the period in which biopharmaceutical research and development services are provided. Specifically, the Company recognizes revenue using an input method to measure progress, utilizing costs incurred to-date relative to total expected costs as its measure of progress. The Company assesses the changes to the total expected cost estimates as well as any incremental fees negotiated resulting from changes to the scope of the original contract in determining the revenue recognition at each reporting period. The Company revised and increased its total estimated costs relating to one of the development services contracts during the nine months ended September 30, 2020. Had the Company included such additional costs in the original estimated costs, revenues for the nine months ended September 30, 2019 would have been lower by $3.5 million. For development of new products or services under these arrangements, costs incurred before technological feasibility is reached are included as research and development expenses in the Company’s condensed consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services.
The Company also has other miscellaneous revenue streams such as Guardant-19 screening in connection with the outbreak of COVID-19, referral fees, maintenance and kits fulfillment related revenues.
Contracts with multiple performance obligations
Contracts with biopharmaceutical customers may include multiple distinct performance obligations, such as provision of precision oncology testing, biopharmaceutical research and development services, and clinical trial enrollment assistance, among others. The Company evaluates the terms and conditions included within its contracts with biopharmaceutical customers to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations that should be accounted for separately versus together. The Company first identifies material promises, in contrast to immaterial promises or administrative tasks, under the contract, and then evaluates whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, the Company considers whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third- party as well as the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, the Company considers whether it provides a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
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
Contract assets
Contract assets consists primarily of: i) precision oncology testing revenues to clinical customers that are recognized upon delivery of the test results prior to cash collection; and ii) development services revenues to biopharmaceutical customers that are recognized upon the achievement of performance-based milestones but prior to the establishment of billing rights. Contract assets are relieved when the Company receives payments from clinical customers, or when it invoices the biopharmaceutical customers when milestones are achieved, thereby reclassifying the balances from contract assets to accounts receivable. Contract assets are presented under accounts receivable, net and other assets, net on the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Company had contract assets of $13.4 million of which $0.2 million was recorded in other assets, net. As of December 31, 2019, the Company had contract assets of $6.2 million of which $1.0 million was recorded in other assets.
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of September 30, 2020 and December 31, 2019, the deferred revenue balance was $7.3 million and $12.3 million, respectively, which included $2.2 million and $4.8 million, respectively, related to collaboration development efforts with pharmaceutical companies to be recognized as the Company performs research and development services in the future periods. Revenue recognized in the nine months ended September 30, 2020 that was included in the deferred revenue balance as of December 31, 2019 was $8.8 million, which primarily represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers.
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
Cost of Development Services and Other
Cost of development service and other primarily includes costs incurred for the performance of development services requested by the Company’s biopharmaceutical customers and other. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of development services.
Research and Development Expenses
Research and development expenses are comprised of costs incurred to develop technology and include compensation and benefits, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs.
Stock-Based Compensation
Stock-based compensation related to stock options granted to the Company’s and the Joint Venture's employees, directors and nonemployees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. Compensation expense for stock options with performance metrics is calculated based upon expected achievement of the metrics specified in the grant.
Starting January 1, 2019, upon adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, the fair value of stock options issued to nonemployee consultants is determined as of the grant date, and compensation expense is being recognized over the period that the related services are rendered.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options and stock purchase rights granted under its 2018 Employee Stock Purchase Plan and under the Joint Venture's 2020 Equity Incentive Plan. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected volatility, risk-free rate and expected dividend yield. The board of directors of the Joint Venture has determined the fair value of common stock of the Joint Venture. Forfeitures are accounted for as they occur.
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

3.    Investment in Joint Venture
Variable Interest Entity (“VIE”)
In May 2018, the Company and an affiliate of SoftBank formed and capitalized the Joint Venture for the sale, marketing and distribution of the Company’s tests in all areas worldwide, outside of North America, Central America, South America, the United Kingdom, all other member states of the European Union as of May 9, 2017, Iceland, Norway, Switzerland and Turkey. The Company expects to rely on the Joint Venture to accelerate commercialization of its products in Asia, the Middle East and Africa, with an initial focus on Japan.
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. In June 2020, an amended and restated certificate of incorporation of the Joint Venture, as approved by the board of directors of the Joint Venture, was filed with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation, among other things, increased the number of authorized shares of common stock to 89,000,000 shares consisting of 80,000,000 shares of Class A common stock and 9,000,000 shares of Class B (non-voting) common stock; and authorized 80,000,000 shares of Series A preferred stock. Pursuant to the amended and restated certificate of incorporation, each share of common stock held by the Company and the affiliate of SoftBank was reclassified and exchanged for 1,000 shares of Series A preferred stock. As a result, each of the Company and the affiliate of SoftBank held 40,000,000 shares of Series A preferred stock. The holders of Series A preferred stock are entitled to receive dividends at the rate of $0.05 per share if and when declared by the board of directors of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock have been reserved for issuance. As of September 30, 2020, no shares of Class A and Class B common stock have been issued and outstanding and 80,000,000 shares of Series A preferred stock have been issued and outstanding.
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
As of September 30, 2020 and December 31, 2019, the Joint Venture had total assets of approximately $37.7 million and $45.1 million, respectively, which were primarily comprised of cash, property and equipment, right-of-use assets and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of September 30, 2020 and December 31, 2019, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
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

4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
	(in thousands)
Machinery and equipment	$37,954	$29,119
Leasehold improvements	33,480	21,031
Computer hardware	10,129	6,296
Construction in progress	7,465	6,354
Furniture and fixtures	3,182	1,962
Computer software	1,027	829
Property and equipment, gross	$93,237	$65,591
Less: accumulated depreciation	(31,355)	(21,923)
Property and equipment, net	$61,882	$43,668
Depreciation expense related to property and equipment was $3.8 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $10.0 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
	(in thousands)
Operating lease liabilities	$7,438	$7,140
Accrued tax liabilities	3,751	3,050
Accrued professional services	2,475	3,464
Accrued clinical trials and studies	2,489	2,029
Accrued legal expenses	1,808	1,046
Purchases of property and equipment included in accrued expenses	668	2,424
Accrued royalty obligations	321	1,564
Others	3,362	4,986
Total accrued expenses	$22,312	$25,703
5.    Fair Value Measurements, Cash Equivalents and Marketable Securities
Financial instruments consist of cash equivalents, marketable securities, accounts receivable, net, prepaid expenses and other current assets, net, accounts payable and accrued expenses. Cash equivalents and marketable securities are stated at fair value. Prepaid expenses and other current assets, net, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2020
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$18,104	$18,104	$—	$—
Total cash equivalents	$18,104	$18,104	$—	$—

U.S. government debt securities	$870,459	$—	$870,459	$—
Total short-term marketable securities	$870,459	$—	$870,459	$—

U.S. government debt securities	$51,398	$—	$51,398	$—
Total long-term marketable securities	$51,398	$—	$51,398	$—
Total	$939,961	$18,104	$921,857	$—

Financial Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245
Total	$1,245	$—	$—	$1,245

	December 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$10,734	$10,734	$—	$—
Total cash equivalents	$10,734	$10,734	$—	$—

Corporate bonds	$16,690	$—	$16,690	$—
U.S. government debt securities	362,884	—	362,884	—
Total short-term marketable securities	$379,574	$—	$379,574	$—

U.S. government debt securities	$268,783	$—	$268,783	$—
Total long-term marketable securities	$268,783	$—	$268,783	$—
Total	$659,091	$10,734	$648,357	$—

Financial Liabilities:
Contingent consideration	$1,365	$—	$—	$1,365
Total	$1,365	$—	$—	$1,365
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

The following table summarizes the activities for the Level 3 financial instruments for the three and nine months ended September 30, 2020 and 2019:

	Redeemable Noncontrolling Interest				Contingent Consideration
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Fair value — beginning of period	$50,400	$46,800	$49,600	$41,800	$1,175	$1,065	$1,365	$—
Initial valuation on the date of acquisition	—	—	—	—	—	—	—	1,065
Increase (decrease) in fair value	7,407	260	10,566	6,204	70	—	(120)	—
Net loss for the period	(1,407)	(560)	(3,766)	(1,504)	—	—	—	—
Fair value — end of period	$56,400	$46,500	$56,400	$46,500	$1,245	$1,065	$1,245	$1,065
As of September 30, 2020 and December 31, 2019, contingent consideration liability of $1.2 million and $1.4 million, respectively, was recorded within other long-term liabilities on the condensed consolidated balance sheets.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$18,104	$—	$—	$18,104
U.S. government debt securities	917,954	3,903	—	921,857
Total	$936,058	$3,903	$—	$939,961

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$10,734	$—	$—	$10,734
Corporate bond	16,679	11	—	16,690
U.S. government debt securities	630,283	1,423	(39)	631,667
Total	$657,696	$1,434	$(39)	$659,091
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of credit losses in the three and nine months ended September 30, 2020 and 2019, respectively. The maturities of the Company’s long-term marketable securities range from 1.0 to 1.2 years as of September 30, 2020.

6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(1,088)	$10,798	10.0
Non-compete agreements and other covenant rights	5,100	(853)	4,247	5.2
Total intangible assets subject to amortization	16,986	(1,941)	15,045
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(1,941)	$19,935

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$5,100	$(373)	$4,727	9.5
Non-compete agreements	2,500	(303)	2,197	5.5
Total intangible assets subject to amortization	7,600	(676)	6,924
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$12,490	$(676)	$11,814
Amortization of finite-lived intangible assets was $0.5 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2020	$491
2021	1,947
2022	1,947
2023	1,947
2024	1,953
2025 and thereafter	6,760
Total	$15,045

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
The Company allocated $9.4 million to the patent and covenant rights granted under the SPLA, which have useful lives in the range of 6-12 years. The Company allocated $8.5 million to IPR&D technology, which have no alternative future use and was included in research and development expenses for the nine months ended September 30, 2020. The remaining $1.2 million was allocated to the settlement of the prior dispute between the parties and was included in general and administrative expenses for the nine months ended September 30, 2020.
Amortization of capitalized license fees relating to the January 2017 license agreement was nil and immaterial for the three and nine months ended September 30, 2020, respectively. Amortization of capitalized license fees relating to the January 2017 license agreement was $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.
Acquisition of Bellwether Bio
In April 2019, the Company purchased all of the outstanding shares of Bellwether Bio, Inc. (“Bellwether Bio”), a privately-held company developing a method for early blood-based cancer detection. The Company accounted for the acquisition as a business combination. The total purchase consideration was $8.7 million, which consisted of i) $7.6 million in cash paid upon closing; and ii) future contingent consideration liability with a fair value of $1.1 million on the acquisition date. The contingent consideration is subject to the achievement of certain commercialization milestones with a maximum payout amount of $10.0 million. The Company will also pay additional earn-out consideration of up to $10.0 million subject to the achievement of certain commercialization milestones and the continued provision of services to the Company by certain former employees and consultants of Bellwether Bio. The contingent consideration and earn-out consideration may be paid, at the Company’s election, in cash or in the Company’s common stock. As of September 30, 2020, the Company did not believe the earn-out consideration is probable to be achieved, and therefore, did not record any compensation expense. The following table summarizes the allocation of the total consideration to the estimated fair values of assets acquired and liabilities assumed:

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

8. Leases
The Company has entered into various operating lease agreements for office space, with remaining terms ranging from 1-12 years some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement. Operating lease expense was immaterial for the three months ended September 30, 2020 due to a one-time non-recurring adjustment made for the accounting for leasehold improvements. Lease expense for the three months ended September 30, 2019 was $1.2 million, and $3.3 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	September 30, 2020	December 31, 2019
	(unaudited)
Weighted-average remaining lease term (in years)	5.9	6.4
Weighted-average discount rate	8.17%	7.77%
The following table summarizes our future principal contractual obligations for operating lease commitments as of

September 30, 2020:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2020	$1,049
2021	9,759
2022	9,886
2023	10,547
2024	10,792
2025 and thereafter	18,350
Total operating lease payments	$60,383
Less: Imputed Interest	(13,263)
Total operating lease liabilities	$47,120
In July 2020, the Company entered into two facility lease agreements for terms ranging from 8-12 years. One of the lease agreements provides an option to renew the lease term for an additional ten years. As of September 30, 2020, the Company has additional future minimum lease payments relating to these two lease agreements that have not yet commenced amounting to $239.5 million. The Company anticipates to take possession of these facilities in the first fiscal quarter of 2021.
Finance leases are not material to the Company's condensed consolidated financial statements.

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

Patent Disputes
In November 2017, the Company filed a lawsuit against Foundation Medicine, Inc. (“Foundation Medicine”) in the United States District Court for the District of Delaware. The Company has alleged that Foundation Medicine has infringed four of the Company’s digital sequencing technology patents. Foundation Medicine has asserted counterclaims of patent invalidity, unenforceability under the doctrine of inequitable conduct, and non-infringement. The parties are seeking damages, injunctive relief and attorneys’ fees. Discovery in the lawsuit has closed, and a number of pre-trial motions were filed in September and October 2020. The trial is presently continued pending resolution by the District Court of the pre-trial motions.

Foundation Medicine also filed six petitions for inter partes review with the PTAB, challenging the patentability of all four of the patents asserted by the Company. The PTAB denied institution of inter partes review for four of the six petitions filed by Foundation Medicine and instituted inter partes review for the remaining two petitions. The Company plans to vigorously defend its patent rights during such PTAB actions. At this time, the Company cannot reasonably ascertain the likelihood that any of the remaining challenged patents will be found to be invalid or unenforceable.
On August 31, 2020, the Company and Personal Genome Diagnostics, Inc. settled the patent infringement lawsuit brought by the Company. Under the terms of the confidential settlement, the lawsuit and counterclaims, as well as other challenges to the Company’s patents, have been dismissed.

10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”). As of September 30, 2020 and December 31, 2019, no dividends on common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	September 30, 2020	December 31, 2019
	(unaudited)
Shares underlying outstanding stock options	3,356,774	4,494,889
Shares underlying unvested restricted stock units	949,276	496,131
Shares available for issuance under the 2018 Incentive Award Plan	2,397,256	2,726,225
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,574,367	689,917
Total	8,277,673	8,407,162
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

11.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Stock Plan (as amended and restated, the “2012 Plan”) and the 2018 Incentive Award Plan (the “2018 Plan”) and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2019	2,726,225	4,494,889	$10.90	7.7	$306,392
2018 Plan annual increase(1)	3,689,000	—
Granted	(114,472)	114,472	78.15
Exercised	—	(1,188,519)	6.23
Canceled	17,387	(64,068)	9.09
Restricted stock units granted	(601,451)	—	—
Restricted stock units canceled	71,715	—	—
Market-based restricted stock units granted	(3,391,148)	—	—
Balance as of September 30, 2020	2,397,256	3,356,774	$14.89	7.2	$325,246
Vested and Exercisable as of September 30, 2020		1,826,533	$7.59	6.7	$190,313
(1)Effective as of January 1, 2020, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $46.8 million and $75.3 million for the three months ended September 30, 2020 and 2019, respectively, and $97.1 million and $191.7 million for the nine months ended September 30, 2020 and 2019, respectively.
The weighted-average grant date fair value of options granted was $49.73 and $55.16 per share for the three months ended September 30, 2020 and 2019, respectively, and $46.85 and $53.02 per share for the nine months ended September 30, 2020 and 2019, respectively.
Future stock-based compensation for unvested options as of September 30, 2020 was $21.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2019	496,131	$82.08
Granted	601,451	90.11
Vested and released	(76,591)	86.35
Canceled	(71,715)	81.09
Balance as of September 30, 2020	949,276	$86.90

Future stock-based compensation for unvested restricted stock units as of September 30, 2020 was $77.1 million, which is expected to be recognized over a weighted-average period of 3.4 years.
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
For the three and nine months ended September 30, 2020, stock-based compensation for the MSUs was $46.8 million and $65.1 million, respectively, which was recorded in general and administrative expenses in our condensed consolidated statement of operations. Future stock-based compensation for unvested MSUs as of September 30, 2020 was $162.1 million, which is expected to be recognized over a weighted-average period of 1.1 years. In the event of a change in control, a qualifying termination, death, disability or the share price goal occurring earlier than the estimated derived service period, the stock-based compensation relating to these MSUs could be accelerated. Any MSUs that remain unvested at the end of the seven-year performance period will automatically be forfeited and terminated without further consideration.
AMEA 2020 Equity Incentive Plan
In August 2020, the board of directors of the Joint Venture approved its 2020 Equity Incentive Plan (the “AMEA 2020 Plan”), under which the Joint Venture may grant equity incentive awards such as stock options, restricted stock, restricted stock units, stock appreciation rights and cash-based awards to its employees and non-employees. Stock options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to employees of the Joint Venture or its affiliates. Nonstatutory stock options may be granted to employees, directors and non-employee consultants. Stock options may be granted at an exercise price of not less than the fair market value of the Joint Venture's common stock on the date of grant, determined by the board of directors of the Joint Venture. Options generally vest over 4 years and expire as determined by the board of directors of the Joint Venture, provided that the term of options may not exceed 10 years from the date of grant. For individuals holding more than 10% of the total combined voting power of all classes of stock of the Joint Venture, the exercise price of an option will not be less than 110% of the fair market value of the Joint Venture's common stock on the date of grant, and the term of the option will not exceed 5 years. A total of 4,595,555 shares of the Joint Venture's Class B common stock are initially reserved for issuance under the AMEA 2020 Plan, and the number of shares may be increased in accordance with the terms of the AMEA 2020 Plan.

A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2019	—	—	$—	0.0	$—
Shares authorized	4,595,555	—	—
Granted	(3,902,224)	3,902,224	0.58
Balance as of September 30, 2020	693,331	3,902,224	$0.58	9.9	$—
Vested and Exercisable as of September 30, 2020		1,687,382	$0.58	9.9	$—

The weighted-average grant date fair value of options granted was $0.33 per share for the three and nine months ended September 30, 2020. Future stock-based compensation for unvested options as of September 30, 2020 was $0.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$428	$266	$1,138	$562
Research and development expense	2,369	2,066	7,355	4,704
Sales and marketing expense	2,320	1,458	6,285	2,930
General and administrative expense	50,081	1,694	72,573	3,686
Total stock-based compensation expense	$55,198	$5,484	$87,351	$11,882
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

(unaudited)
Expected term (in years)	5.95 – 6.04	6.03 – 6.08	5.50 – 6.10	5.50 – 6.22
Expected volatility	63.6% – 68.4%	63.2% – 64.6%	63.6% – 73.3%	63.2% – 68.3%
Risk-free interest rate	0.3% – 0.4%	1.6% – 1.9%	0.3% – 1.6%	1.6% – 2.7%
Expected dividend yield	—%	—%	—%	—%
The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of common stock of the Company and the Joint Venture, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair Value of Common Stock
The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market. The grant date fair value of the Joint Venture's common stock has been determined by the board of directors of the Joint Venture. The grant date fair value of the Joint Venture’s common stock was determined using valuation methodologies which utilize certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. In determining the fair value of the Joint Venture’s common stock, the methodologies used to estimate the enterprise value of the Joint Venture were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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
The Joint Venture derived the expected volatility from the average historical volatility over a period approximately equal to the expected term of comparable publicly traded companies within its peer group that were deemed to be representative of future stock price trends as the Joint Venture does not have any trading history for its common stock. The Joint Venture will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury rate, with maturities similar to the expected term of the stock options.
Expected Dividend Yield
The Company and the Joint Venture does not anticipate paying any dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.
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
The following assumptions were used to calculate the stock-based compensation for MSUs: a weighted-average expected term of 0.83 – 2.07 years; expected volatility of 65.5%; a risk-free interest rate of 0.53%; a zero dividend yield; a risky rate (cost of equity) of 16%; and a discount for post-vesting restrictions of 10.4% – 14.5%.
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
Shares of common stock purchased under the ESPP were nil and 93,203 for the three months ended September 30, 2020 and 2019, respectively, and 58,164 and 212,905 for the nine months ended September 30, 2020 and 2019, respectively. The total compensation expense related to the ESPP was $0.7 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $2.3 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
No ESPP shares were granted for the three months ended September 30, 2020. The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30, 2019	Nine Months Ended September 30,
		2020	2019

	(unaudited)
Expected term (in years)	0.3	0.5	0.3 – 0.5
Expected volatility	60.3%	73.2%	60.2% – 60.3%
Risk-free interest rate	2.1%	0.2%	2.1% – 2.5%
Expected dividend yield	—%	—%	—%
As of September 30, 2020, the unrecognized stock-based compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
Liabilities for Early Exercise of Employee Options
The Company allowed certain stock option holders to exercise unvested options to purchase shares of the Company’s common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of September 30, 2020 and December 31, 2019, 15,681 shares and 23,981 shares of common stock were subject to repurchase at weighted-average price of $4.66 per share. As of September 30, 2020 and December 31, 2019, the cash proceeds received for unvested shares of common stock of $0.1 million and $0.1 million, respectively, was recorded within other long-term liabilities on the condensed consolidated balance sheet, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheet and condensed consolidated statement of redeemable noncontrolling interest and stockholders’ equity as such shares are considered legally outstanding.

12.    Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands, except per share data)
Net loss	$(71,670)	$(13,090)	$(153,238)	$(45,741)
Adjustment of redeemable noncontrolling interest	(6,000)	300	(6,800)	(4,700)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(77,670)	$(12,790)	$(160,038)	$(50,441)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.78)	$(0.14)	$(1.66)	$(0.56)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	99,554	93,303	96,659	89,452
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	3,662	5,353	4,021	6,390
Restricted stock units	650	338	563	179
MSUs	3,391	—	1,577	—
ESPP obligation	38	42	39	62
Common stock subject to repurchase	17	28	20	33
Total	7,758	5,761	6,220	6,664
(1)    Excludes stock options of 3,902,224 shares granted under the AMEA 2020 Plan as of September 30, 2020.

13.    Income Taxes
The income tax expense for the three and nine months ended September 30, 2020 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three and nine months ended September 30, 2020 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions. The benefit from income taxes for the nine months ended September 30, 2019 relates primarily to the release of a valuation allowance of $1.2 million associated with nondeductible intangible assets recorded as part of the Bellwether Bio acquisition, partially offset by state minimum income tax and income tax on the Company's earnings in foreign jurisdictions. In connection with the acquisition of Bellwether Bio, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangible assets. The net deferred tax liability from this acquisition creates an additional source of income to offset the Company’s deferred tax assets. As such, the impact on the acquiring Company’s deferred tax assets and liabilities caused by an acquisition are recorded in the acquiring company’s consolidated financial statements outside of acquisition accounting.

14.    Segment and Geographic Information
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
United States	$65,613	$54,675	$191,648	$134,917
International (1)	8,956	6,173	16,766	16,561
Total revenue	$74,569	$60,848	$208,414	$151,478
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020 and December 31, 2019, substantially all of the Company’s long-lived assets and right-of-use assets are located in the United States.

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
The Company and its subsidiaries may, in the ordinary course of business, have transactions with unaffiliated companies of which certain of the Company’s directors are directors and/or executive officers. The Company believes that such transactions are on the same terms generally offered by such other companies to other entities in comparable transactions. The Company does not consider the amounts involved in such transactions to be material in relation to its businesses, the businesses of such other companies or the interests of the directors involved. Revenue from an entity affiliated with a member of the Company's Board of Directors was $0.5 million and $0.8 million for the three months ended September 30, 2020 and 2019, and $2.0 million and $1.7 million for the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, the Company has accounts receivable from this entity of $1.9 million and $0.9 million, respectively.
In October 2020, SoftBank entered into an underwriting agreement with an independent third party and sold 7,700,000 shares of the Company's common stock. The Company did not sell any shares of its common stock in this transaction.

16.     Subsequent Events
On November 4, 2020, the Compensation Committee of the Company's Board of Directors approved a total of 546,572 stock awards comprising of performance-based and time-based restricted stock units which have a grant date fair value of approximately $62.0 million. The performance-based restricted stock units consist of financial and operational metrics to be met over a performance period of 4 years and an additional service period requirement of 6 months after the performance metrics are met. The time-based restricted stock units will cliff vest after a period of 4 years. These equity awards are expected to be expensed over a period of approximately 4 years subject to meeting the performance metrics and service requirements.

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

Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary blood tests, vast data sets and advanced analytics. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. We have also developed our GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to further unlock insights into tumor evolution and treatment resistance across various biomarker-driven cancers. We launched our Guardant360 and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. These tests fuel development of our treatment selection, cancer survivors with surveillance, asymptomatic individuals eligible for cancer screening and individuals at a higher risk for developing cancer with early detection. Our LUNAR-1 assay is intended to address identification of those who are likely to benefit from adjuvant treatment, detection of minimal residual disease in the blood of cancer patients after surgery, and surveillance of patients who have completed curative cancer treatment to potentially detect recurrence at an earlier stage. In addition, we are developing our LUNAR-2 assay to address early cancer detection in screening eligible asymptomatic individuals and higher risk individuals.
We perform our Guardant360, GuardantOMNI and other tests in our clinical laboratory located in Redwood City, California. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. In September 2020, we dual-launched our Guardant360 CDx and Guardant360 LDT tests. Our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling for cancer patients with solid tumors and to be used as a companion diagnostic initially in connection with one therapeutic product of a biopharmaceutical customer.
We generated total revenue of $74.6 million and $60.8 million for the three months ended September 30, 2020 and 2019, respectively, and $208.4 million and $151.5 million for the nine months ended September 30, 2020 and 2019, respectively. We also incurred net losses of $71.7 million and $13.1 million for the three months ended September 30, 2020 and 2019, respectively, and $153.2 million and $45.7 million for the nine months ended September 30, 2020 and 2019, respectively. We have funded our operations to date principally from the sale of our stock and revenue from our precision oncology testing and development services. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $1.1 billion.

Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average selling price for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Approximately 37% and 39% of our U.S. clinical tests for the three months ended September 30, 2020 and 2019, respectively, and approximately 37% and 38% of our U.S. clinical tests for the nine months ended September 30, 2020 and 2019, respectively, were for Medicare beneficiaries.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payer' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration is recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our test and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Changes to the codes used to report the Guardant360 test to payers may result in significant changes in its reimbursement. If a coding change were to occur, including as a result of the FDA approval of our Guardant360 test, payments for certain uses of the Guardant360 test could be reduced, put on hold, or eliminated by such payers. Cigna, Priority Health, multiple Blue Cross Blue Shield plans as well as the health plans associated with eviCore adopted policies that cover our Guardant360 test for the majority of NSCLC patients we test. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. For the three months ended September 30, 2020 and 2019, respectively, approximately 44% and 42% of our U.S. clinical tests were for patients tested for NSCLC, and for the nine months ended September 30, 2020 and 2019, respectively, approximately 43% and 45% of our U.S. clinical tests were for patients tested for NSCLC. In September 2018, we began to receive payments from Medicare for Guardant360 clinical tests performed for NSCLC patients. In March 2020, we began to receive reimbursement from Medicare for claims submitted, with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier is expected to be issued, and a new pricing is expected to be established under MolDx for the Guardant360 CDx test. While we expect to continue to submit claims to Medicare for Guardant360 LDT clinical tests performed for such qualifying patients using the existing Z-Code Identifier, Medicare has instructed us to not submit claims to Medicare for Guardant360 CDx clinical tests until the new code is issued for the Guardant360 CDx test and the corresponding pricing is established. This new pricing for Guardant360 CDx clinical tests could be different from the current pricing for Guardant360 LDT clinical tests which could affect our future revenue. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
•Biopharmaceutical customers. Our revenue also depends on our ability to attract, maintain and expand relationships with biopharmaceutical customers. As we continue to develop these relationships, we expect to support a growing number of clinical trials globally and continue to have opportunities to offer our platform to such customers for development services, including companion diagnostic development, novel target discovery and validation, as well as clinical trial enrollment. For example, our Guardant360 and GuardantOMNI tests are both being developed as companion diagnostics under collaborations with biopharmaceutical companies, including AstraZeneca, Amgen, Janssen Biotech and Radius Health.
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products, such as those being developed as part of our LUNAR program. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to our LUNAR program, we initiated a prospective screening study, which we refer to as the ECLIPSE trial, aiming to recruit approximately 10,000 patients and evaluate the performance of our LUNAR-2 assay in detecting colorectal cancer in average-risk adults, and in collaboration with a National Clinical Trials Network group, initiated a prospective multi-center randomized controlled trial, which we refer to as the COBRA study, in approximately 1,400 patients with resected stage II colon cancer to use our LUNAR-1 assay to evaluate recurrence-free survival in patients who receive ctDNA-directed therapy as compared to the current standard-of-care active surveillance. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
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
•General and administrative expense. Our financial results have historically, and will likely continue to, fluctuate significantly based upon the impact of our general and administrative expense, and in particular, our stock-based compensation expense. Our equity awards, including market-based restricted stock units, are intended to retain and incentivize employees to lead us to sustained, long-term superior financial and operational performance.
•COVID-19 Global Pandemic. The global outbreak of coronavirus 2019, or COVID-19, has disrupted, and we expect will continue to disrupt, our operations. To protect the health and well-being of our workforce, partners, vendors and customers, we have provided free COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed California’s “shelter in place” public health orders and the guidance from the Centers for Disease Control and Prevention. The COVID-19 global pandemic also has started to negatively affect, and we expect will continue to negatively affect, our revenue and our clinical studies. For example, our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. We launched our Guardant-19 test and received the FDA’s emergency use authorization for use in the detection of the novel coronavirus. The test is being offered to our employees and select partner organizations our CLIA-certified clinical laboratory. We cannot predict the extent to which the Guardant-19 test will be used by third parties and have not yet determined the scale and financial elements of this program.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for more information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss attributable to Guardant Health, Inc. common stockholders	$(77,670)	$(12,790)	$(160,038)	$(50,441)
Adjustments:
Interest income	(2,313)	(4,286)	(8,271)	(9,870)
Interest expense	8	280	30	860
Other (income) expense, net	(345)	(179)	(2,421)	(275)
Provision for (benefit from) income taxes	68	(202)	116	(1,383)
Depreciation and amortization	4,353	2,952	11,462	7,963
Stock-based compensation expense	55,198	5,484	87,351	11,882
Adjustments relating to noncontrolling interest and contingent consideration	6,070	(300)	6,680	4,700
Acquisition related expenses (1)	—	—	9,707	422
Adjusted EBITDA (non-GAAP)	$(14,631)	$(9,041)	$(55,384)	$(36,142)
(1) For the nine months ended September 30, 2020, acquisition related expenses consist of a dispute settlement expense of $1.2 million and an IPR&D technology write off of $8.5 million incurred during the three months ended March 31, 2020 in connection with a settlement and a license purchase agreement. For the nine months ended September 30, 2019, acquisition related expenses of $0.4 million primarily include certain diligence, accounting, and legal expenses incurred related to our Bellwether acquisition.

Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing and (ii) development services and other.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our Guardant360 and GuardantOMNI tests to clinical and biopharmaceutical customers. In the United States, through September 30, 2020, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Tests for patients covered by Medicare represented approximately 37% and 39% of U.S. tests performed during the three months ended September 30, 2020 and 2019, respectively, and 37% and 38% of U.S. tests performed during the nine months ended September 30, 2020 and 2019, respectively. We also provide precision oncology testing to biopharmaceutical customers under contracts for which all recognition criteria are met, and we have recognized revenue on an accrual basis for those services.
Development services and other. Development services and other revenue primarily represents services, other than precision oncology testing, that we provide to biopharmaceutical companies and large medical institutions. It includes companion diagnostic development and regulatory approval services, clinical trial setup, monitoring and maintenance, referrals and liquid biopsy testing development and support. We collaborate with biopharmaceutical companies in the development and clinical trials of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our liquid biopsy panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. Development services and other revenue can vary over time as different projects start and complete.
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
Cost of development services and other. Cost of development services and other primarily includes costs incurred for the performance of development services requested by our customers. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of revenue. Cost of development services and other will vary depending on the nature, timing and scope of customer projects.
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
We expect that our general and administrative expenses will continue to increase in absolute dollars, primarily due to increased stock-based compensation expense, including resulting from the market-based restricted stock units granted to our Chief Executive Officer and our President and Chief Operating Officer in May 2020, increased headcount and increased costs associated with operating as a growing public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses being incurred.
Interest income
Interest income consists of interest earned on our cash, cash equivalents and marketable securities.
Interest expense
Interest expense consists primarily of interest from finance leases or capital leases and royalty obligations.
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, payments due in relation to the settlement of a patent dispute, net of credit losses, and the relief fund grant from the Department of Health and Human Services, or HHS, under the U.S. Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Results of operations
The following table set forth the significant components of our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$60,384	$52,147	$171,621	$123,048
Development services and other	14,185	8,701	36,793	28,430
Total revenue	74,569	60,848	208,414	151,478
Costs and operating expenses:
Cost of precision oncology testing(1)	16,699	16,578	52,699	42,251
Cost of development services and other	4,488	1,936	11,429	6,631
Research and development expense(1)	36,245	24,569	109,580	60,417
Sales and marketing expense(1)	25,095	18,802	75,225	56,048
General and administrative expense(1)	66,294	16,440	123,265	42,540
Total costs and operating expenses	148,821	78,325	372,198	207,887
Loss from operations	(74,252)	(17,477)	(163,784)	(56,409)
Interest income	2,313	4,286	8,271	9,870
Interest expense	(8)	(280)	(30)	(860)
Other income (expense), net	345	179	2,421	275
Loss before provision for income taxes	(71,602)	(13,292)	(153,122)	(47,124)
Provision for (benefit from) income taxes	68	(202)	116	(1,383)
Net loss	$(71,670)	$(13,090)	$(153,238)	$(45,741)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$428	$266	$1,138	$562
Research and development expense	2,369	2,066	7,355	4,704
Sales and marketing expense	2,320	1,458	6,285	2,930
General and administrative expense	50,081	1,694	72,573	3,686
Total stock-based compensation expense	$55,198	$5,484	$87,351	$11,882

Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$60,384	$52,147	$8,237	16%
Development services and other	14,185	8,701	5,484	63%
Total revenue	$74,569	$60,848	$13,721	23%
Total revenue was $74.6 million for the three months ended September 30, 2020 compared to $60.8 million for the three months ended September 30, 2019, an increase of $13.7 million, or 23%.
Precision oncology testing revenue increased to $60.4 million for the three months ended September 30, 2020 from $52.1 million for the three months ended September 30, 2019, an increase of $8.2 million, or 16%. This increase in precision oncology testing revenue was due to an increase in sample volume as well as an increase in average selling price per test as a result of expanded coverage of our tests for clinical customers, plus $4.3 million in revenue received during the three months ended September 30, 2020 from Medicare for samples processed in 2019 compared to $5.5 million in revenue received during the three months ended September 30, 2019 from Medicare for samples processed in 2018. Precision oncology revenue from tests for clinical customers was $48.3 million in the three months ended September 30, 2020 and $30.8 million in the three months ended September 30, 2019, respectively. Tests for clinical customers increased to 16,950 for the three months ended September 30, 2020 from 13,259 for the three months ended September 30, 2019 mainly due to an increase in the number of physicians ordering Guardant360 tests. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018.
Precision oncology revenue from tests for biopharmaceutical customers was $12.0 million in the three months ended September 30, 2020 and $21.4 million in the three months ended September 30, 2019, respectively. Tests for biopharmaceutical customers decreased to 3,071 for the three months ended September 30, 2020 from 5,280 for the three months ended September 30, 2019 primarily due to the timing and progression of clinical trials and studies which resulted in fluctuation in the number of samples received for testing. The average selling price of biopharmaceutical tests was $3,919 for the three months ended September 30, 2020, compared to $4,052 for the three months ended September 30, 2019. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we began receiving fewer samples for testing on a daily average basis from our clinical and biopharmaceutical customers than before the outbreak of the COVID-19 pandemic. Our future sample volumes and precision oncology revenue may be adversely impacted by the COVID-19 pandemic depending on the duration and severity of the pandemic.
Development services and other revenue increased to $14.2 million for the three months ended September 30, 2020 from $8.7 million for the three months ended September 30, 2019, an increase of $5.5 million, or 63%. This increase in development services and other revenue was primarily due to new collaboration projects from biopharmaceutical customers for companion diagnostic development and regulatory approval services during the three months ended September 30, 2020. Our development services arrangements with biopharmaceutical customers and development services revenue may be adversely impacted by the COVID-19 pandemic in future periods.

Costs and operating expenses
Cost of revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$21,187	$18,514	$2,673	14%
Gross profit	$53,382	$42,334
Gross margin	72%	70%
Cost of revenue was $21.2 million for the three months ended September 30, 2020 compared to $18.5 million for the three months ended September 30, 2019, an increase of $2.7 million, or 14%.
Cost of precision oncology testing revenue was $16.7 million for the three months ended September 30, 2020 compared to $16.6 million for the three months ended September 30, 2019, an increase of $0.1 million, or 1%. This increase in cost of precision oncology testing was primarily due to a $2.1 million increase in labor and manufacturing overhead costs, a $0.2 million increase in other costs including costs related to freight and curation of test results for physicians, partially offset by a $1.2 million decrease in material costs, and a $1.1 million decrease in royalties.
Cost of development services and other was $4.5 million for the three months ended September 30, 2020 compared to $1.9 million for the three months ended September 30, 2019, an increase of $2.6 million, or 132%. This increase in cost of development services and other was primarily due to an increase in material and labor costs related to companion diagnostic development and regulatory approval service contracts.
Gross margin for the three months ended September 30, 2020 was 72% compared to 70% for the three months ended September 30, 2019. Gross margin improvement primarily reflects the impact of higher sample volumes from clinical customers, increased average selling price per test including the impact of revenue from samples processed in prior periods resulting from successful appeals, and cost efficiencies. Our gross margin may be adversely impacted by the COVID-19 pandemic for the affected periods.
Research and development expense

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Research and development	$36,245	$24,569	$11,676	48%
Research and development expenses were $36.2 million for the three months ended September 30, 2020 compared to $24.6 million for the three months ended September 30, 2019, an increase of $11.7 million, or 48%. This increase in research and development expense was primarily due to an increase of $4.8 million in personnel-related costs for employees in our research and development group, including a $0.3 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology. The increase is also attributable to an increase of $3.3 million in development consulting fees, an increase of $2.3 million in material costs, and an increase of $1.0 million related to allocated facilities and information technology infrastructure costs.
Sales and marketing expense

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$25,095	$18,802	$6,293	33%
Selling and marketing expenses were $25.1 million for the three months ended September 30, 2020 compared to $18.8 million for the three months ended September 30, 2019, an increase of $6.3 million, or 33%. This increase was primarily due to an increase of $4.1 million in personnel-related costs, including a $0.9 million increase in stock-based compensation, associated with the expansion of our commercial organization. The increase is also attributable to an increase of $1.3 million related to allocated facilities and information technology infrastructure costs, and an increase of $0.8 million in professional service expenses related to marketing activities.
General and administrative expense

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
General and administrative	$66,294	$16,440	$49,854	303%
General and administrative expenses were $66.3 million for the three months ended September 30, 2020 compared to $16.4 million for the three months ended September 30, 2019, an increase of $49.9 million, or 303%. This increase was primarily due to an increase of $49.2 million in personnel-related costs, including a $48.4 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Chief Executive Officer and our President and Chief Operating Officer as well as an increase in our headcount, an increase of $1.1 million related to allocated facilities and information technology infrastructure cost, and an increase of $0.4 million in office administrative costs, offset by a decrease of $1.1 million in professional service expenses related to outside legal, accounting, consulting and IT services. Our general and administrative expenses may increase in the near term due to increase in stock-based compensation expense associated with increase headcount as well as expense recognition associated with the market-based restricted stock units.
Interest income

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Interest income	$2,313	$4,286	$(1,973)	(46)%
Interest income was $2.3 million for the three months ended September 30, 2020 compared to $4.3 million for the three months ended September 30, 2019, a decrease of $2.0 million, or 46%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, partially offset by an increase in cash, cash equivalents and marketable securities during the three months ended September 30, 2020 primarily as a result of cash proceeds from our follow-on public offering completed in June 2020.
Interest expense

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Interest expense	$(8)	$(280)	$272	(97)%
Interest expense was immaterial for the three months ended September 30, 2020 compared to $0.3 million for the three months ended September 30, 2019, a decrease of $0.3 million, or 97%. This decrease was primarily due to the settlement of all outstanding balances in March 2020 related to the patent license agreement entered into in January 2017.

Other income (expense), net

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$345	$179	$166	*

Other income (expense), net included foreign currency exchange gains of $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Provision for (benefit from) income taxes	$68	$(202)	$270	*
*    Not meaningful
Provision for income taxes was immaterial for the three months ended September 30, 2020. Benefit from income taxes for the three months ended September 30, 2019 relates primarily to the utilization of tax losses from continuing operations against other comprehensive income gains resulting in a tax benefit of $0.2 million in accordance with intra-period tax allocation under ASC 740, partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$171,621	$123,048	$48,573	39%
Development services and other	36,793	28,430	8,363	29%
Total revenue	$208,414	$151,478	$56,936	38%
Total revenue was $208.4 million for the nine months ended September 30, 2020 compared to $151.5 million for the nine months ended September 30, 2019, an increase of $56.9 million, or 38%.
Precision oncology testing revenue increased to $171.6 million for the nine months ended September 30, 2020 from $123.0 million for the nine months ended September 30, 2019, an increase of $48.6 million, or 39%. This increase in precision oncology testing revenue was primarily due to an increase in tests performed, an increase in average selling price per test for similar reasons as noted above, plus $8.1 million in revenue received from Medicare for samples processed in 2019 up from $5.5 million in revenue received during the nine months ended September 30, 2019 from Medicare for samples processed in 2018. Precision oncology revenue from tests for clinical customers was $125.9 million in the nine months ended September 30, 2020 and $69.7 million in the nine months ended September 30, 2019, respectively. Tests for clinical customers increased to 45,901 for the nine months ended September 30, 2020 from 34,655 for the nine months ended September 30, 2019 mainly due to an increase in the number of physicians ordering Guardant360 tests. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018.
Precision oncology revenue from tests for biopharmaceutical customers was $45.7 million in the nine months ended September 30, 2020 and $53.3 million in the nine months ended September 30, 2019, respectively. Tests for biopharmaceutical customers decreased to 11,142 for the nine months ended September 30, 2020 from 14,326 for the nine months ended September 30, 2019 primarily due to the timing and progression of clinical trials and studies which resulted in fluctuation in the number of samples received for testing. The average selling price of biopharmaceutical tests was $4,100 for the nine months ended September 30, 2020, up from $3,722 for the nine months ended September 30, 2019 due to a greater number of such tests being the GuardantOMNI test, which has a higher selling price than the Guardant360 test. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we began receiving fewer samples for testing on a daily average basis from our clinical and biopharmaceutical customers than before the outbreak of the COVID-19 pandemic. Our future sample volumes and precision oncology revenue may be adversely impacted by the COVID-19 pandemic for the affected periods.
Development services and other revenue increased to $36.8 million for the nine months ended September 30, 2020 from $28.4 million for the nine months ended September 30, 2019, an increase of $8.4 million, or 29%. This increase in development services and other revenue was primarily due to progression of collaboration projects from biopharmaceutical customers for companion diagnostic development and regulatory approval services completed during the nine months ended September 30, 2020. Our development services arrangements with biopharmaceutical customers and development services revenue may be adversely impacted by the COVID-19 pandemic in future periods.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(dollars in thousands)
Cost of revenue	$64,128	$48,882	$15,246	31%
Gross profit	$144,286	$102,596
Gross margin	69%	68%
Cost of revenue was $64.1 million for the nine months ended September 30, 2020 compared to $48.9 million for the nine months ended September 30, 2019, an increase of $15.2 million, or 31%.
Cost of precision oncology testing revenue was $52.7 million for the nine months ended September 30, 2020 compared to $42.3 million for the nine months ended September 30, 2019, an increase of $10.4 million, or 25%. This increase in cost of precision oncology testing was attributable to an increase in sample volumes and was primarily due to a $9.1 million increase in production labor and overhead costs, a $2.2 million increase in material costs, and a $1.1 million increase in other costs including costs related to freight and curation of test results for physicians, offset by a $1.9 million decrease in royalties.
Cost of development services and other was $11.4 million for the nine months ended September 30, 2020 compared to $6.6 million for the nine months ended September 30, 2019, an increase of $4.8 million, or 72%. This increase in cost of development services and other was primarily due to an increase in labor costs related to companion diagnostic development and regulatory approval service contracts.
Gross margin for the nine months ended September 30, 2020 was 69% compared to 68% for the nine months ended September 30, 2019. Gross margin improvement reflects the impact of increased average selling price per test. Our gross margin may be adversely impacted by the COVID-19 pandemic depending on how long the pandemic lasts and the severity of the situation in coming quarters.

Operating Expenses
Research and development expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Research and development	$109,580	$60,417	$49,163	81%
Research and development expenses were $109.6 million for the nine months ended September 30, 2020 compared to $60.4 million for the nine months ended September 30, 2019, an increase of $49.2 million, or 81%. This increase in research and development expense was primarily due to an increase of $16.7 million in personnel-related costs for employees in our research and development group, including a $2.7 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology, an increase of $9.5 million in material costs related to various programs, an increase of $9.5 million in development consulting fees, an increase of $8.5 million relating to IPR&D technology expensed in connection with a patent license acquisition that occurred in March 2020, an increase of $3.2 million related to allocated facility and information technology infrastructure costs and an increase of $0.6 million in office administrative costs as we increased our headcount to support continued investment in our technology.
Sales and marketing expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$75,225	$56,048	$19,177	34%
Selling and marketing expenses were $75.2 million for the nine months ended September 30, 2020 compared to $56.0 million for the nine months ended September 30, 2019, an increase of $19.2 million, or 34%. This increase was primarily due to an increase of $13.2 million in personnel-related costs, including a $3.4 million increase in stock-based compensation, associated with the expansion of our commercial organization, an increase of $3.3 million related to allocated facility and information technology infrastructure costs and an increase of $2.9 million in professional service expenses related to marketing activities, offset by a decrease of $0.2 million related to office administrative costs as a result of the COVID-19 pandemic.
General and administrative expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
General and administrative	$123,265	$42,540	$80,725	190%
General and administrative expenses were $123.3 million for the nine months ended September 30, 2020 compared to $42.5 million for the nine months ended September 30, 2019, an increase of $80.7 million, or 190%. This increase was primarily due to an increase of $73.0 million in personnel-related costs, including a $68.9 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Chief Executive Officer and our President and Chief Operating Officer as well as an increase in our headcount, an increase of $3.5 million related to allocated facilities and information technology infrastructure costs, an increase of $1.3 million in office administrative costs, an increase of $1.2 million related to settlement costs in connection with a patent license acquisition that occurred in March 2020, and an increase of $1.1 million in professional service expenses related to outside legal, accounting, consulting and IT services. Our general and administrative expenses may increase in the near term due to increase in stock-based compensation expense associated with increase headcount as well as expense recognition associated with the market-based restricted stock units..

Interest income

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Interest income	$8,271	$9,870	$(1,599)	(16)%
Interest income was $8.3 million for the nine months ended September 30, 2020 compared to $9.9 million for the nine months ended September 30, 2019, a decrease of $1.6 million, or (16)%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, offset by a significant increase in cash, cash equivalents and marketable securities related to the receipt of cash proceeds from our follow-on public offering completed in June 2020.
Interest expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Interest expense	$(30)	$(860)	$830	(97)%
Interest expense was immaterial for the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019, a decrease of $0.8 million, or 97%. This decrease was primarily due to the settlement of all outstanding balances in March 2020 related to the patent license agreement entered into in January 2017.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$2,421	$275	$2,146	*
For the nine months ended September 30, 2020, other income (expense), net included receipt of $1.8 million received from HHS’s relief fund under the CARES Act and foreign currency exchange losses of $0.3 million. Other income (expense), net included foreign currency exchange gains of $0.2 million for the nine months ended September 30, 2019.
Provision for (benefit from) income taxes

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(unaudited)
	(in thousands)
Provision for (benefit from) income taxes	$116	$(1,383)	$1,499	*
*    Not meaningful
Provision for income taxes was immaterial for the nine months ended September 30, 2020. Benefit from income taxes for the nine months ended September 30, 2019 relates primarily to the release of a valuation allowance of $1.2 million associated with nondeductible intangible assets recorded as part of the acquisition of Bellwether Bio, Inc. and the utilization of tax losses from continuing operations against other comprehensive income gains resulting in a tax benefit of $0.2 million in accordance with intra-period tax allocation under ASC 740, partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions.

Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of September 30, 2020, we had an accumulated deficit of $512.8 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical trials and develop new product offerings from our research programs, including our LUNAR program, expand our sales organization, and increase our marketing efforts to drive market adoption of our Guardant360 and GuardantOMNI tests. Our capital expenditure requirements could also increase if we build additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, and revenue from precision oncology testing and development services. As of September 30, 2020, we had cash and cash equivalents of $142.9 million and marketable securities of $921.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Currently, our funds are held in marketable securities consisting of United States treasury securities and corporate bonds.
Based on our current business plan, we believe our current cash, cash equivalents and marketable securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this report. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As revenue from precision oncology testing and development services is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(44,704)	$(16,792)
Net cash used in investing activities	$(319,401)	$(340,928)
Net cash provided by financing activities	$363,583	$364,227
Operating activities
Cash used in operating activities during the nine months ended September 30, 2020 was $44.7 million, which resulted from a net loss of $153.2 million and net change in our operating assets and liabilities of $11.7 million, partially offset by non-cash charges of $120.2 million. Non-cash charges primarily consisted of $87.4 million of stock-based compensation, $11.5 million of depreciation and amortization, $8.5 million of charge of in-process research and development costs with no alternative future use, $8.1 million of credit loss adjustment and others, $3.3 million of non-cash operating lease costs, and $1.6 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $12.6 million increase in inventory due to higher testing volumes, a $7.6 million increase in other assets for long-term portion of payments due from a third-party in relation to the settlement of a patent dispute reached in the three months ended September 30, 2020, a $4.9 million decrease in deferred revenue, and a $3.5 million payment of operating lease liabilities net of receipt of tenant improvement allowance, partially offset by a $11.6 million decrease in accounts receivables, and a $5.5 million increase in accrued compensation due to increased personnel.
Cash used in operating activities during the nine months ended September 30, 2019 was $16.8 million, which resulted from a net loss of $45.7 million, partially offset by non-cash charges of $19.2 million and net change in our operating assets and liabilities of $9.8 million. Non-cash charges primarily consisted of $11.9 million of stock-based compensation, $8.0 million of depreciation and amortization, and $2.9 million of non-cash operating lease costs, partially offset by $2.0 million of amortization of discount on investment and $1.2 million of benefit from income tax differences. The net change in our operating assets and liabilities was primarily the result of a $11.6 million increase in accrued compensation due to increased personnel, a $6.4 million increase in accrued expenses and other liabilities, a $0.9 million decrease in accounts receivable, and a $0.6 million receipt of tenant improvement allowance net of payment of operating lease liabilities, partially offset by a $5.6 million increase in inventory due to higher testing volumes, a $3.0 million decrease in deferred revenue, and a $1.0 million increase in other assets.
Investing activities
Cash used in investing activities during the nine months ended September 30, 2020 was $319.4 million, which resulted primarily from purchases of marketable securities of $580.2 million, purchases of property and equipment of $28.9 million and purchases of intangible assets and capitalized license obligations of $17.9 million, partially offset by maturities of marketable securities of $307.5 million.
Cash used in investing activities during the nine months ended September 30, 2019 was $340.9 million, which resulted primarily from purchases of marketable securities of $542.5 million, business acquisition, net of cash acquired, of $7.3 million, purchases of property and equipment of $11.6 million, purchases of intangible assets (non-compete agreements) and capitalized license obligations (under a biological materials license) of $2.6 million, offset by maturities of marketable securities of $223.1 million.
Financing activities
Cash provided by financing activities during the nine months ended September 30, 2020 was $363.6 million, which was primarily due to proceeds from a follow-on offering of our common stock, net of underwriting discounts and commissions and offering expenses payable by us, of $354.6 million, proceeds from exercise of stock options of $7.4 million, and proceeds from issuances of common stock under employee stock purchase plan of $4.0 million, partially offset by taxes paid related to net share settlement of restricted stock units of $2.2 million.
Cash provided by financing activities during the nine months ended September 30, 2019 was $364.2 million, which was primarily due to proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses payable by us, of $349.7 million, proceeds from exercise of stock options of $9.8 million, and proceeds from issuances of common stock under employee stock purchase plan of $5.1 million.

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

Off-balance sheet arrangements
As of September 30, 2020, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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
Revenue recognition
We derive revenue from the provision of precision oncology testing services provided to our ordering physicians and biopharmaceutical customers, as well as from biopharmaceutical research and development services provided to our biopharmaceutical customers. Precision oncology services include genomic profiling and the delivery of other genomic information derived from our platform. Development services include companion diagnostic development, clinical trial set up, monitoring and maintenance, information solutions and laboratory services, and other miscellaneous revenue streams. We currently receive payments from commercial third-party payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies and research institutes.
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
Development services and other

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
We collaborate with pharmaceutical companies in the development and clinical trials of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our liquid biopsy panels. Under these collaborations, we generate revenue from achievement of milestones, as well as provision of on-going support. These collaboration arrangements include no royalty obligations. For development services performed, we are compensated through a combination of an upfront fee and performance-based non-refundable regulatory and other developmental milestone payments. The transaction price of our development services contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, we consider our historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than us. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is updated at each reporting period as a revision to the estimated transaction price.
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
We also have other miscellaneous revenue streams such as Guardant-19 screening in connection with the outbreak of COVID-19, referral fees, maintenance and kits fulfillment related revenues.
Contracts with multiple performance obligations
Contracts with biopharmaceutical customers may include multiple distinct performance obligations, such as provision of precision oncology testing, biopharmaceutical research and development services, and clinical trial enrollment assistance, among others. We evaluate the terms and conditions included within our contracts with biopharmaceutical customers to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations that should be accounted for separately versus together. We first identify material promises, in contrast to immaterial promises or administrative tasks, under the contract and then evaluates whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, we consider whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third-party and the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, we consider whether we provide a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
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

Variable interest entity
We review agreements we enter into with third-party entities, pursuant to which we may have a variable interest in the entity, in order to determine if the entity is a variable interest entity, or VIE. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the statements of operations and financial condition of the VIE into our consolidated financial statements. Accounting for the consolidation is based on our determination if the VIE meets the definition of a business or and asset. Assets, liabilities and noncontrolling interests, excluding goodwill, of VIEs that are not determined to be businesses are recorded at fair value in our financial statements upon consolidation. Assets and liabilities that we have transferred to a VIE, after, or shortly before the date we became the primary beneficiary are recorded at the same amount at which the assets and liabilities would have been measured if they had not been transferred. Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.
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
We estimate the fair value of stock options and stock purchase rights granted under our 2018 Employee Stock Purchase Plan and under the Guardant Health AMEA, Inc.'s 2020 Equity Incentive Plan for the Joint Venture on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions used to calculate the fair value of our stock options were:
Fair Value of Common Stock
The fair value of our common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market. The grant date fair value of the Joint Venture's common stock has been determined by the board of directors of the Joint Venture with the assistance of management and an independent third-party valuation specialist. The grant date fair value of the Joint Venture’s common stock was determined using valuation methodologies which utilizes certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. In determining the fair value of the Joint Venture’s common stock, the methodologies used to estimate the enterprise value of the Joint Venture were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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
The Joint Venture derived the expected volatility from the average historical volatility over a period approximately equal to the expected term of comparable publicly traded companies within its peer group that were deemed to be representative of future stock price trends as the Joint Venture does not have any trading history for its common stock. The Joint Venture will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
Risk-free interest rate
The risk-free interest rate is based on the U.S. treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.
Expected dividend yield
We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.

Black-Scholes assumptions
The weighted-average assumptions used in our and the Joint Venture's Black-Scholes option-pricing model were as follows for stock option granted to our employees, directors and nonemployees for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

(unaudited)
Expected term (in years)	5.95 – 6.04	6.03 – 6.08	5.50 – 6.10	5.50 – 6.22
Expected volatility	63.6% – 68.4%	63.2% – 64.6%	63.6% – 73.3%	63.2% – 68.3%
Risk-free interest rate	0.3% – 0.4%	1.6% – 1.9%	0.3% – 1.6%	1.6% – 2.7%
Expected dividend yield	—%	—%	—%	—%
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
The following assumptions were used to calculate the stock-based compensation for market-based restricted stock units: a weighted-average expected life of 0.83 – 2.07 years; expected volatility of 65.5%; a risk-free interest rate of 0.53%; a zero dividend yield; a risky rate (cost of equity) of 16%; and a discount for post-vesting restrictions of 10.4% – 14.5%.

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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2020, we had cash and cash equivalents of $142.9 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities, U.S. government agency bonds and corporate bonds. As of September 30, 2020, we had short-term marketable securities of $870.5 million and long-term marketable securities of $51.4 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2020, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $4.8 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.6 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through September 30, 2020, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of September 30, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020, and our CEO and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The information under the caption “Commitments and Contingencies – Legal Proceedings” in Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, concerning certain legal proceedings in which we are involved, is hereby incorporated by reference. The resolution of any such legal proceeding is subject to inherent uncertainty and could have a material adverse effect on our financial condition, cash flows or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1	Sublease Agreement, dated July 31, 2020, by and between Guardant Health, Inc. and 3000 Hanover, LLC					*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					*

___________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

GUARDANT HEALTH, INC.

Dated:	November 5, 2020	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2020	By:	/s/ Derek Bertocci
		Name:	Derek Bertocci
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)