Form 10-K
period 2020-12-31
Guardant Health, Inc.
filed 2021-02-25
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.6 billion (based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2020 of $81.13 per share).

As of February 19, 2021, the registrant had 100,426,884 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

GUARDANT HEALTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2020

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

PART I

Item 1. Business
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary blood-based tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a routine blood draw, or liquid biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we have launched our Guardant360, Guardant360 CDx and GuardantOMNI liquid biopsy-based tests for advanced stage cancer and in February 2021, launched our Guardant Reveal liquid biopsy-based test for residual and recurring cancer to first address the need in Stage II-III colorectal cancer. We are developing tests from our Guardant360 tissue program which aims to address challenges with tissue genotyping products currently available in the market and are also developing tests from our LUNAR program which aims to address the needs of early-stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, and asymptomatic individuals eligible for cancer screening and individuals at a higher risk for developing cancer with early detection. We have also developed our GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.

Therapy selection in advanced stage cancer patients - We are pioneering the clinical comprehensive liquid biopsy market with our tests. Our Guardant360 test is a molecular diagnostic test measuring 74 cancer-related genes, our Guardant360 CDx was the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or FDA, measuring 55 cancer related genes, and our GuardantOMNI test has a broader 500-gene panel, all of which analyze circulating tumor DNA in blood. Based on SEER Cancer Registry statistics we estimate the total number of metastatic cancer patients in the United States to be approximately 700,000. Our Guardant360 test has been used over 150,000 times by clinicians to help inform which therapy may be effective for advanced stage cancer patients with solid tumors. Our tests are used by biopharmaceutical companies for a range of applications, including identifying target patient populations to accelerate translational science research and clinical trial enrollment, companion diagnostic development, and post-approval commercialization. The increasing diversity of targeted therapies and associated molecular biomarkers has given rise to comprehensive genomic profiling, particularly in tumor types where multiple genomic targets can be found and treated effectively. For example, non-small cell lung cancer, or NSCLC, like other tumors, has multiple effective treatment options targeting different genomic mutations. There are nine targetable genes in NSCLC, which are comprised of alterations across all four genomic variant classes (SNVs, indels, CNVs, and fusions), as well as TMB. Five of these targets are on-label approved biomarkers for FDA-approved therapies. The NCCN treatment guidelines recommended testing for all of the genomic mutations or alterations across different cancer types, which demonstrates the requirement for broader genomic profiling.

Neoadjuvant and adjuvant treatment selection in early-stage cancer patients and surveillance in cancer survivors -We are developing tests from our LUNAR program for neoadjuvant and adjuvant treatment selection in early-stage cancer patients. For early stage solid tumors, neoadjuvant and adjuvant treatment may be given as a first step in care to shrink the tumor or adjuvantly as a secondary treatment after the primary treatment to reduce the risk of recurrence. However, not all early stage cancer patients may benefit from neoadjuvant and adjuvant treatment. For instance, based on data published in 2007 from a randomized study of adjuvant chemotherapy versus observation in patients with colorectal cancer, the use of adjuvant treatment showed significant benefit for a subgroup of the patients who meet certain clinical criteria, but only marginal benefit for the patients who do not meet these criteria. We have developed the Guardant Reveal test for minimal residual disease which can help identify recurrence earlier than traditional modalities in cancer survivors and potentially identify early stage cancer patients who may benefit from adjuvant treatment. Our Guardant Reveal test leverages data and learnings from our tests and is designed to enable clinicians to detect minimal residual disease and to detect cancer recurrence at a stage when intervention may have a higher chance of success. We believe our Guardant Reveal test may also help biopharmaceutical companies identify new drug development opportunities. In return, these relationships could help us establish clinical utility for our tests and create new testing opportunities related to emerging therapies.

Early detection of cancer in asymptomatic individuals eligible for cancer screening - We are developing the LUNAR-2 test to support cancer screening in asymptomatic individuals including who are eligible for colorectal cancer screening based on the 2016 U.S. Preventive Services Task Force, or USPSTF, guidelines for colorectal cancer screening. Recent data reported at the 2019 National Colorectal Cancer Roundtable, shows that amongst this population, approximately 31% are not up to date with the recommended colorectal cancer screening. Therefore, we believe there is a significant unmet need for non-invasive modalities such as our LUNAR-2 assay that, if successfully developed, we believe could increase compliance with the USPSTF guidelines. We are also pursuing further development of our LUNAR-2 test to support screening for additional cancer types in asymptomatic individuals recommended by the USPSTF and cancer types without a reference standard for screening. We believe that developing a blood test for early detection of cancer requires a vast amount of molecular and clinical data across all stages of the disease in order to better understand the biology and clinical relevance of tumor-specific biomarkers in blood. While we believe the benefits of early detection on clinical outcomes are widely known, early detection may also benefit biopharmaceutical companies by identifying a much larger at-risk population who may benefit from early therapeutic intervention or from preventative medicines.

Guardant Health Oncology Platform - We believe our Guardant Health Oncology Platform has developed strengths across five critical layers, each of which facilitates success in the adjacent layers, and together the five layers form a barrier to entry and provide us a competitive advantage and a platform we can efficiently leverage across multiple products. The five layers of our Guardant Health Oncology Platform are as follows:

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

Clinical utility - We believe that success in the clinical utility layer requires both independent investments in clinical research and strategic relationships with market-leading biopharmaceutical companies. We have invested heavily in clinical studies, including more than 60 clinical outcomes studies demonstrating that overall biomarker detection rates of our non-invasive blood testing were in line with standard of care tissue testing. Our clinical research collaborations have resulted in more than 200 peer-reviewed publications. We also have relationships with over 60 biopharmaceutical customers that have provided rigorous clinical validation of our technology and early insights into test opportunities for emerging therapeutics.
Regulatory approval - We believe our Guardant360 test was the first comprehensive liquid biopsy approved by the New York State Department of Health, or NYSDOH. In addition, based on our review of publicly available records, we believe our facility was the first comprehensive liquid biopsy laboratory to be certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and NYSDOH-permitted. Our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the FDA, to provide tumor mutation profiling for cancer patients with solid tumors and to be used as a companion diagnostic initially in connection with one therapeutic product of a biopharmaceutical customer.

Payer coverage and reimbursement - The analytical and clinical data that we have generated in our efforts to establish clinical utility, combined with the support we have developed with key opinion leaders, or KOLs, in the oncology space have led to positive coverage decisions by a number of commercial payers. Our Guardant360 test is currently covered by Cigna, Priority Health, multiple regional Blue Cross Blue Shield plans as well as the health plans associated with eviCore for NSCLC, which we believe gives us a competitive advantage with these payers with respect to NSCLC patients.

With respect to Medicare, in July 2018, Palmetto GBA, or Palmetto, the Medicare Administrative Contractor, or MAC, responsible for administering Medicare’s Molecular Diagnostic Services Program, or MolDx, issued a local coverage determination, or LCD, for our Guardant360 test with respect to NSCLC patients who meet certain clinical criteria, and in May 2020, Noridian Healthcare Solutions, or Noridian, the MAC responsible for adjudicating claims in California, where our laboratory is located, and a participant in MolDx, issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing (90.2) first established in March 2018, or the NGS NCD. Following FDA approval of our Guardant360 CDx test, we believe our Guardant360 CDx test qualifies for Medicare coverage for FDA-approved indications for use. Future actions taken by Medicare, Noridian or Palmetto may change Medicare coverage for our Guardant360 tests.

Commercial adoption - Success in each of the layers above is important for commercial adoption of our tests by clinicians and biopharmaceutical companies. Additionally, for clinicians, endorsement by KOLs, utilization by academic centers and inclusion in national treatment guidelines are important, especially for adoption in the local community setting where 80% of cancer treatment occurs. Our relationships with key stakeholders across the oncology space, clinical data we believe to support use of Guardant360 test ahead of tissue based testing, as well as the inclusion of liquid biopsy as a potential alternative under certain circumstances to tissue biopsy in NCCN guidelines, have helped facilitate the use of our tests by 9,000 oncologists, who have collectively ordered our Guardant360 test over 150,000 times, and over 60 biopharmaceutical companies. We sold 63,254 tests to clinical customers in the year ended December 31, 2020, an increase from 49,926 and 29,238 in the years ended December 31, 2019 and 2018, respectively. We sold 15,983 tests to biopharmaceutical customers in the year ended December 31, 2020, compared to 20,643 and 10,370 in the years ended December 31, 2019 and 2018, respectively.

Our strategy
Our objective is to be the leading provider of precision oncology products for cancer management across all stages of the disease and drive commercial adoption of our products. To achieve this, we intend to:
•Increase awareness of our products by:
▪building awareness of liquid biopsy and pioneering a blood-first paradigm for genotyping cancer patients;
▪educating biopharmaceutical companies, KOLs and advocacy groups;

▪advocating for inclusion of our tests in treatment guidelines; and
▪expanding access to our products globally through direct investment and by leveraging our global network of partners.
•Expand clinical utility and increase reimbursement for our products by:
▪working with private and public payers to establish coverage and reimbursement for our tests;
▪investing in clinical evidence directly and through relationships with academia and biopharmaceutical companies to establish expanded indications for use;
▪demonstrating improved clinical utility and health economics from use of our tests to patients, physicians and payers; and
▪pursuing FDA approval of our tests to facilitate reimbursement and global market access.
•Strengthen our relationships with customers by:
▪demonstrating the utility of our products in connection with standard of care treatments thereby encouraging clinical adoption;
▪developing and seeking approval of our products as companion diagnostics for targeted therapies and immuno-oncology therapies; and
▪providing earlier insights into emerging clinically relevant biomarkers.
•Leverage our Guardant Health Oncology Platform to expand our product portfolio by:
▪using our commercial engine as a force multiplier of returns on research and development investment to generate data and analytical insights to enable development of new products;
▪taking a disciplined and systematic approach to product and market development, by starting with therapy selection and then expanding sequentially towards early cancer detection;
▪utilizing our data, sample biobank and insights into biology of circulating tumor-related biomarkers in blood to develop our new products;
▪building on our regulatory and commercial infrastructure to accelerate new product launches and drive commercial efficiencies; and
▪using our strategic relationships, including our joint venture with SoftBank and partnerships with European cancer centers and research organizations, to drive global commercialization of our products.

Our products and development program
We have launched our Guardant360, Guardant360 CDx, GuardantOMNI and Guardant Reveal tests and are developing additional tests under our Guardant360 tissue and LUNAR program. We believe our product portfolio, once completed, will address the full continuum of care and has utility in both the clinical and biopharmaceutical markets.

Guardant360 CDx test

We believe our Guardant360 CDx test is the market leading comprehensive liquid biopsy test, based on the number of tests ordered. Guardant360 CDx test is a 55 gene FDA approved test that supports treatment selection for advanced stage cancer patients with solid tumors. Additional gene content and immune-oncology biomarkers (e.g. MSI) are reported in a professional services compendium to the FDA approved CDx report. Results are typically delivered within seven days following receipt of sample and delivered by a clinical report.

Guardant360 test

The number of personalized therapy options for advanced cancer patients continues to grow, giving patients who may have cycled through standard of care therapies additional options. Focused on addressing patient care throughout the diagnostic journey, we launched an updated and expanded version of our laboratory developed test or LDT in 2020 to support new guideline-recommended biomarkers, including our industry leading plasma-based tumor mutational burden or TMB, MSI-High, expanded homologous recombination repair or HRR gene set, and full coverage of neurotrophic receptor tyrosine kinase or NTRK fusions. The Guardant360 LDT ensures progressing patients are given the opportunity to be eligible for these new treatment options, without the need to obtain archival tissue or subject the patient to another invasive biopsy. Results are typically delivered, ten days following receipt of sample and delivered by a clinical report.

Guardant360 clinical report

A typical Guardant360 CDx and Guardant360 clinical report contains somatic mutations, immuno-oncology markers detected in patient blood samples, associated treatment options and available clinical trials in the vicinity of the patient’s location. Additionally, the report depicts a proprietary visual representation that shows the evolution of somatic mutations in longitudinal blood samples.

Clinical trials and publications

The goal of our clinical development with Guardant360 tests is to support its use for comprehensive genomic profiling across multiple tumor types, including as a preferred alternative to tissue testing to inform first line treatment right after diagnosis and at time of disease progression. We publish peer-reviewed studies in order to influence treatment guidelines, to educate clinicians and other oncology stakeholders about the value proposition of our test and to set the stage for reimbursement with private and public payers. We have over 60 approved, completed or active clinical outcomes studies, more than 200 peer-reviewed publications and more than 400 scientific abstracts. We are proactively pursuing studies to support the use of our Guardant360 tests as a preferred alternative to tissue testing to inform first line treatment right after diagnosis, with the goal to provide evidence that our Guardant360 tests detects genomic alterations at a similar rate compared to standard of care tissue testing in the United States, Europe and Asia. Such a strategy is predicated on the Guardant360 tests' ability to offer accurate, reliable and fast guideline-directed comprehensive genotyping for all adult solid tumors without exposing patients to invasive biopsy procedures’ risks, delays or chance of failure.

GuardantConnect

Because metastatic cancer patients often exhaust standard of care treatment options as the disease progresses and guidelines recommend clinical trials for advanced cancer patients, clinical trial matching is an acute need in oncology. At the same time, biopharmaceutical companies need to fill clinical trials that require screening hundreds of thousands of patients. Despite these needs, clinical trial enrollment in oncology has severely lagged, with only 3-6% of cancer patients enrolling in clinical trials. GuardantConnect is our integrated software-based solution designed for our clinical and biopharmaceutical customers, seeking to connect patients tested with the Guardant360 assay with actionable alterations with potentially relevant clinical trials.

GuardantINFORM

In 2020 we launched GuardantINFORM, our real-world evidence platform featuring an extensive clinical-genomic liquid biopsy dataset of advanced cancer patients. The GuardantINFORM platform is intended to help accelerate research and development of the next generation of cancer therapeutics by offering biopharma partners an in silico resource that combines de-identified longitudinal clinical information and genomic data collected from the Guardant360 liquid biopsy test. This robust dataset offers real-world insights into anti-cancer therapy use and associated outcomes, and molecular drivers of treatment response and resistance for over 60 advanced cancers including non-small cell lung, breast, colon, and prostate. Applications for the GuardantINFORM platform include targeted drug development, clinical trial optimization and post-marketing studies.

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

Guardant Reveal Test

In the management of early-stage cancer, current tools do not identify all high risk patients who will benefit from adjuvant therapy or detect recurrence early enough when it is most curable. We plan to address this need, first in Stage II-III colorectal cancer, with our Guardant Reveal test launched in February 2021 for residual disease and recurrence monitoring. Guardant Reveal test will enable oncologists to improve the care of early-stage cancer patients by correctly identifying more high-risk patients than clinicopathologic review alone and by detecting recurrent disease months earlier than current standard of care methods like imaging carcinoembryonic antigen tests. We expect the Guardant Reveal test to achieve best in class performance and fast turnaround by simultaneously interrogating both genomic and epigenomic signals from a single blood draw without the need for tissue. Similar to our data development effort for our Guardant360 tests, we are investing very heavily in establishing clinical utility for the use of Guardant Reveal in adjuvant treatment settings. In 2020, we launched three clinical trials in collaboration with key cancer researchers: COBRA, a randomized controlled study, comprising over 1,400 low-risk stage-II colon cancer patients, ACT-3, comprising over 500 stage 3 colorectal cancer patients, and PEGASUS for the de-escalation of therapy, encompassing over 140 high-risk stage-II and stage-III colon cancer patients.

Guardant360 Next-Generation Tissue Program

To complement our liquid biopsy-based products, we are developing a Guardant360 tissue product. Tissue genotyping is currently widely available to physicians and patients. We believe many tissue genotyping products currently available to physicians and patients have experienced long delays in getting results to physicians and high failure rates because of the inability to obtain enough tissue or high-quality DNA for analysis. Such delay or inability to produce results from tissue genotyping can adversely affect providing the right treatment to patients at the right time. We therefore intend our Guardant360 next-generation tissue assay, together with our liquid biopsy-based products, to help address the challenges with tissue genotyping products currently in the market.

LUNAR-2 Program

We believe that there is a critical need to develop products to expand precision oncology to earlier stage cancer settings. Such products would enable clinicians to precisely detect, monitor and select the appropriate intervention at the right times in the disease’s evolution, key to significantly improving patient clinical outcomes. In order to systematically address this need, we are developing a test for asymptomatic individuals eligible for cancer screening in line with the USPSTF guidelines and in cancers where a well-established screening paradigm does not yet exist. Our research and development results to date indicate that somatic signatures alone may be insufficient for detection of early stage cancers with high sensitivity. For this reason, we have incorporated epigenomic signatures to enhance the performance of our LUNAR-2 assay in these settings.

Early cancer detection is challenging, especially with respect to clinical specificity. There is a minimal amount of ctDNA in patients with low-disease burden. Additionally, naturally occurring genomic aberrations in blood as well as signals from non-cancer related diseases can add biological noise obfuscating detection of circulating tumor-related biomarkers. We believe we have the unique capability to overcome these challenges by leveraging our:

•Vast data sets and deep insights: We have targeted deep sequencing data in combination with low coverage sequencing of whole genome from tens of thousands of cancer patients. This data has enabled discovery of novel epigenomic variations across multiple cancer types. We believe augmenting genomic with epigenomic signatures can enhance the clinical sensitivity and specificity of our tests significantly. Moreover, we developed a database of biological noise sources such as clonal hematopoiesis of indeterminate potential, which enables us to further enhance the sensitivity and specificity of our tests.

•Extensive blood biobank: We have a biobank of tens of thousands of cancer samples that we use for discovery and, more importantly, biomarker verification and validation. For example, we are analyzing these samples with whole genome sequencing to identify and confirm tumor associated signatures. Also, we have been collecting additional samples through multiple on-going research collaborations.

Guardant-19 Test

In 2020, we launched our Guardant-19 test and received the FDA’s emergency use authorization for use in the detection of the novel coronavirus. Consistent with our belief that earlier cancer detection leads to better outcomes, we believe active surveillance of the novel coronavirus will benefit the health and safety of many essential businesses and communities. Given the significant testing needs for the foreseeable future, we leveraged our expertise to contribute to this need. The Guardant-19 test is being offered to our employees and select partner organizations in our CLIA-certified clinical laboratory.

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

International clinical commercial efforts
We currently offer our tests in countries outside the United States primarily through direct contacts with insurers and hospitals and through distributor relationships.

Currently, all customer samples are shipped globally to our laboratory in Redwood City, California. We are conducting studies in various jurisdictions and have started efforts to secure reimbursement in several countries. As these studies progress and we near commercial opportunities there, we may seek to establish in-country laboratories and direct sales organizations. Specifically, we have already demonstrated the ability to deploy our technology to partner laboratories such as cancer centers, for the development of liquid biopsy assays based on our technology platform. We believe that this capability will be important in accelerating adoption of our platform and the performance of liquid biopsy testing in certain countries.

Together with SoftBank, we formed a joint venture, Guardant Health AMEA, Inc., which we refer to as the Joint Venture. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East, and Africa. Currently, we and the Joint Venture are primarily focused on expanding our commercial capabilities in Asia. There are estimated to be over 400,000 deaths from solid tumor cancers annually in Japan with a significant portion relating to lung and gastric cancers. We are involved in several nationwide clinical programs that help establish clinical utility of our Guardant360 test in the Japanese population with the first patient tested in late 2018. In 2021, an affiliate of the Joint Venture submitted an application to the Ministry of Health, Labour and Welfare (MHLW) for regulatory approval of Guardant360 CDx in Japan.

In preparation for wider commercialization in the European Union, we obtained a CE mark for our Guardant360 CDx test performed in Redwood City and also achieved ISO15189 accreditation. In 2020, we signed the first public private partnership agreement with Vall D'Hebron Institute of Oncology, one of Europe’s leading cancer research institutions. We expect this partnership will lead to the establishment of liquid biopsy testing services at the partner laboratory, using Guardant Health Digital Sequencing Technology, as well as generation of clinical and economic evidence to support commissioning in other areas of Europe.

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

•discovery of new targets and mechanisms of acquired resistance;
•retrospective sample analysis to rapidly identify biomarkers associated with response and lack of response;
•prospective screening and referral services to accelerate clinical trial enrollment; and
•companion diagnostic development to support the approval and commercialization of therapeutics.
We also expect to be able to capture other commercial opportunities from our genomic data, which can be used in combination with clinical outcomes or claims data for multiple applications, including novel target identification.

Payer coverage and reimbursement
We estimate total lung cancer payer coverage in the United States for our Guardant360 test to be a total of more than 200 million lives, including Medicare beneficiaries and members of several commercial health plans.

Commercial payers
Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payers often reimburse non-participating providers at a lower amount than participating providers or not at all. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our test and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests.

We have provided testing services to patients covered by commercial payers with many cancer types and indications, most of the time as a non-participating provider through 2020. We received reimbursement for tests across the spectrum of these patients, though for amounts that on average were significantly lower than for participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement.

We have experienced situations where commercial payers proactively reduced the amounts they were willing to reimburse for our tests, and where commercial payers have determined that the amounts previously paid were too high and sought to recover those perceived excess payments by deducting such amounts from payments owed to us.

Coverage from commercial payers has been focused on NSCLC, which represented approximately 43%, 44% and 46% of our U.S. clinical testing volume in 2020, 2019 and 2018, respectively. Cigna, Priority Health, multiple Blue Cross Blue Shield plans as well as the health plans associated with eviCore adopted policies that cover our Guardant360 test for the majority of NSCLC patients we test. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. To date, the benefit of increased reimbursement for covered NSCLC Guardant360 testing as a participating provider has been approximately offset by the loss of reimbursement on tests for non-covered indications previously received when we served as a non-participating provider. Therefore, the net result of receiving coverage for a particular indication, including NSCLC, may be little to no change in our average revenue per test for all our patients served by these insurance payers.

In addition to our existing contracted payers, various laboratory benefit managers and evidence review organizations working with commercial payers have endorsed coverage of our Guardant360 test.

We are actively engaged to expand coverage among existing contracted payers and to achieve coverage with the remaining key commercial payers, laboratory benefit managers and evidence review organizations. This includes addressing variable coverage requirements and evidence required, and the need for enhanced guideline support.

As we broaden our coverage amongst contracted payers to include additional tests of ours, we may begin to experience increases in average revenue per test performed; however, we cannot make any assurances that we will be successful in broadening our coverage on a timely basis or at all. Similarly, as we have experienced with our existing contracted payers, we cannot assure that the addition of new contracted payers will increase our average selling price or revenue.
Government payers
Medicare coverage is limited to items and services that are within the scope of a Medicare benefit category that are reasonable and necessary for the diagnosis or treatment of an illness or injury. National coverage determinations are made through an evidence-based process by the Centers for Medicare and Medicaid Services, or CMS, with opportunities for public participation. Medicare’s NGS NCD provides coverage for molecular diagnostic tests such as our Guardant360 CDx test, if, among other criteria, such tests are offered within their FDA-approved companion diagnostic labeling.

In September 2018, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for NSCLC patients. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. Under Medicare, payment for laboratory tests like ours is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS were required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), commercial payer payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which is used to establish revised Medicare CLFS reimbursement rates for the test. As we have begun billing Medicare for our tests, we are subject to reporting requirements under PAMA and the Medicare rate for our tests will be calculated in the future based on our private payer rates. For tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are based upon these reported commercial payer rates.
Current Procedural Terminology, or CPT, coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare’s MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Changes to the codes used to report the Guardant360 test to payers may result in significant changes in its reimbursement. If a coding change were to occur, including as a result of the FDA approval of our Guardant360 test, payments for certain uses of the Guardant360 test could be reduced, put on hold, or eliminated by such payers. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier is expected to be issued, and a new pricing is expected to be established under MolDx for the Guardant360 CDx test. While we expect to continue to submit claims to Medicare for Guardant360 LDT clinical tests performed for such qualifying patients using the existing Z-Code Identifier, Medicare has instructed us to not submit claims to Medicare for Guardant360 CDx clinical tests until the new code is issued for the Guardant360 CDx test and the corresponding pricing is established. A proprietary laboratory analyses, or PLA, code was issued for our Guardant360 CDx test in January 2021 with an effective date in April 2021. Once the PLA code is effective, all Guardant360 CDx services will be billed with this new code. Additionally, based on this new PLA code, we applied to CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. If CMS grants ADLT status to the Guardant360 CDx test, for the first three quarters thereafter, we can only bill Medicare for the test at the lowest available commercial rate at the launch of the test. After the initial three quarters, we can bill Medicare for Guardant360 CDx services at the median rate of claims paid by commercial payers. Changes to the codes used to bill a test to payers may result in significant changes in its reimbursement, which could negatively impact our revenue. As a result of implementing this new coding change for our Guardant360 CDx test, payments for Guardant360 CDx services could be reduced, put on hold, or eliminated by such payers.
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

Other Considerations

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
Operations
We perform our tests in our clinical laboratory located in Redwood City, California. Our laboratory is an FDA approved (Guardant360 CDx), CAP-accredited, CLIA-certified, NYSDOH-permitted and also licensed in California, Florida, Maryland, Pennsylvania and Rhode Island.

The proprietary validated methods utilize robust semi-automated workflows designed for high throughput sample testing. This methodology allows for rapid scaling of testing volume without impacting performance metrics. Our testing process includes blood collection, laboratory processing, analysis and reporting. All major processing steps utilize quality control to ensure consistent and reproducible results.

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

Supply chain
We utilize industry leading vendors for our supply chain. Most reagents and materials are sourced from a limited number of vendors and would require qualification to transition to a different vendor. To mitigate risk, we employ a multi-month, multi-lot safety stock strategy to ensure an uninterrupted supply of reagent and material to our laboratory. In the event that a latent defect is identified, the lot of material in use is expected to be timely quarantined and changed for a new vendor lot that has been previously qualified for use. The experience with our vendors has provided us confidence in their ability to produce consistent and quality instrumentation, reagents and materials.

In September 2014, we entered into a supply agreement with Illumina, Inc., or Illumina, for Illumina to provide products and services that can be used for certain research and clinical activities, including certain sequencers, reagents, and other consumables for use with the Illumina sequencers, as well as service contracts for the maintenance and repair of the sequencers. The initial term of the supply agreement, as amended, continues until January 2033, and automatically renews for additional one-year terms thereafter unless either we or Illumina terminate the supply agreement for the other’s uncured material breach, bankruptcy or insolvency-related events, or in the event a regulatory authority notifies such party that continued performance under the supply agreement would violate applicable laws or regulations. We may also terminate the supply agreement for convenience upon 90 days’ prior written notice.

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

Our competitors within the liquid biopsy space include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018, Roche Molecular Systems, Inc., Thermo Fisher Scientific, Inc., Illumina, Inc., Qiagen N.V., Invitae Corporation, and Sysmex Inostics. In addition, GRAIL, Inc., Natera, Inc., Exact Sciences Corp., and Freenome Holdings, Inc. among others, are our competitors in minimal residual disease testing and early screening testing.

Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., as well as companies such as Foundation Medicine, Inc., Caris Life Science and Myriad Genetics, Inc. that sell molecular diagnostic tests for cancer to physicians and have or may develop tests that compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.

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
The promise of liquid biopsy is also leading to more companies attempting to enter the space and compete with us. Over the last year, that has included new and accelerated development programs by a number of potential competitors, and increasing levels of merger and acquisition activity by both existing and new competitors.

We believe key competitive factors affecting our success are the price and performance of our products, evidence of clinical differentiation, support by KOLs, commercial competitiveness, turnaround time and scope and quality of payer contracts. Our Guardant Health Oncology Platform has developed strengths across five layers, which we believe form a barrier to entry and a competitive advantage. However, we cannot assure that we will continue to compete effectively on each of those layers and our competitive landscape may change over the next few years as a result of new competitors entering through investment and acquisition activity.

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

Our patent strategy is focused on seeking coverage for our core technology, our digital sequencing platform, and specific follow-on applications and implementations for detecting and monitoring cancer or other diseases by determining genetic variations in patient samples. In addition, we file for patent protection on our on-going research and development particularly into early-stage cancer detection, including on pattern recognition based, for example, on analyzing our extensive patient blood sample database.

Our patent portfolio includes owned and licensed patents and patent applications, generally falling into three broad categories:

•applications and patents relating to our digital sequencing platform, including claims directed to methods for sequencing cell-free DNA, identifying CNVs, SNVs, indels and fusions in cell-free DNA and techniques for enriching nucleic acid samples;
•applications and patents relating to detecting and monitoring cancer and other diseases by determining genetic variations in biological samples; and
•applications and patents relating to early-stage cancer detection.
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

Such clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Such clinical trials must also comply with the FDA’s good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

•the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•patients do not enroll in clinical trials at the rate expected;
•patients do not comply with trial protocols;
•patient follow-up is not at the rate expected;
•patients experience adverse events;
•patients die during a clinical trial, even though their death may not be related to the products that are part of the trial;
•device malfunctions occur with unexpected frequency or potential adverse consequences;
•side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar PMAs or result in the imposition of new requirements or testing;
•institutional review boards and third-party clinical investigators may delay or reject the trial protocol;

•third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, investigator agreement, investigational plan, good clinical practices, the IDE regulations or other FDA or IRB requirements;
•third-party investigators are disqualified by the FDA;
•we or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans, or otherwise fail to comply with the IDE regulations governing responsibilities, records and reports of sponsors of clinical investigations;
•third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or we or investigators fail to disclose such interests;
•regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
•changes in government regulations or administrative actions;
•the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; or
•the FDA concludes that our trial designs are unreliable or inadequate to demonstrate safety and efficacy.
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
Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•the device may not be shown safe or effective to the FDA’s satisfaction;
•the data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
•the manufacturing process or facilities may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
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
In late 2019, we submitted a PMA application to seek the FDA’s approval of our Guardant360 CDx test. In August 2020, the FDA approved the PMA application and our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the FDA to provide tumor mutation profiling for cancer patients with solid tumors.

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

Research use only or investigational use only devices
Some of our products are currently available for research use only, or RUO, or for investigational use only, or IUO, depending on the proposed application. An RUO device is an IVD that is in the laboratory research phase of development. RUO devices must bear prominent labeling stating: “For Research Use Only. Not for use in diagnostic procedures.” An IUO device is an IVD that in the product testing phase of development. An IUO device must bear prominent labeling stating: “For Investigational Use Only. The performance characteristics of this product have not been established.” Neither RUO or IUO devices may be used in clinical practice, and such devices cannot be advertised or promoted for clinical or diagnostic purposes. Devices that are intended for RUO or IUO and are properly labeled as RUO or IUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and QSR requirements. A device labeled RUO or IUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDCA and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO or IUO device, including how the device is marketed, when determining its intended use.

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

Pursuant to the 21st Century Cures Act, the Breakthrough Devices provisions were added to the FDCA. The Breakthrough Devices Program is a voluntary program intended to expedite the review, development, assessment and review of certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human diseases or conditions for which no approved or cleared treatment exists or that offer significant advantages over existing approved or cleared alternatives. For Breakthrough Devices, the FDA intends to provide interactive and timely communication with the sponsor during device development and throughout the review process. FDA also intends to assign staff to be available within a reasonable time to address questions by institutional review committees concerning the conditions and clinical testing expectations applicable to the investigational use of a Breakthrough Device. In addition, all submissions for devices designated as Breakthrough Devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources, as needed. The Breakthrough Devices Program superseded the EAP and the previous priority review program for medical device submissions. The FDA has indicated that all participants previously granted EAP designation will have designation as breakthrough devices, and that no separate action will be necessary for sponsors of EAP-designated devices to receive breakthrough device designation for such devices.

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

In August 2020, our Guardant360 CDx test was approved by the FDA to be used as a companion diagnostic initially in connection with one therapeutic product of a biopharmaceutical customer.

Pervasive and continuing FDA regulation
After a device enters commercial distribution, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•advertising and promotion requirements;

•restrictions on sale, distribution or use of a device;
•PMA annual reporting requirements;
•PMA approval of product modifications, or the potential for new 510(k) clearances for certain modifications to 510(k)-cleared devices;
•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
•an order of repair, replacement or refund;
•device tracking requirements; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
Foreign regulation of medical devices

Medical devices are subject to extensive regulation, including premarket review and marketing authorization, by similar agencies in other countries. Regulatory requirements and approval processes are similar in approach to that of the United States but are not harmonized. International regulators are independent and not bound by the findings of the FDA and there is a risk that foreign regulators will not accept clinical trial design/results or may require additional data or other information not requested by the FDA.

In the EU, in vitro diagnostic devices can be placed on the market by obtaining a “CE mark,” which we have obtained for our Guardant360 CDx test. CE marked products demonstrate conformity with the In Vitro Diagnostic Medical Device Directive (98/79/EC) (“IVDD”), which requirements include:

•Essential Requirements. The IVDD specifies “essential requirements” that all medical devices must meet to demonstrate the product is safe and effective under normal conditions of use. The requirements are similar to those adopted by the FDA relating to quality systems and product labeling.

•Conformity Assessment. The requirements to obtain a CE mark are risk-based and follow a similar classification system as in the United States. However, unlike the United States, which requires virtually all devices to undergo some level of premarket review by the FDA, the IVDD currently allows manufacturers to bring many devices to market using a process in which the manufacturer self-certifies that the device conforms to the applicable essential requirements.

•Vigilance. The IVDD specifies requirements for post-market reporting similar to those adopted by the FDA.

On May 26, 2017, the EU released a new regulatory framework, the In Vitro Diagnostic Medical Device Regulation (2017/746/EU) (“IVDR”), which will replace the IVDD. The IVDR comes into force on May 26, 2022 and imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Until that time, our Guardant360 CDx test must continue to meet the requirements of IVDD for commercialization in the EU. Additionally, the effective date of the United Kingdom’s withdrawal from the EU was January 31, 2020 and so the United Kingdom will not be subject to the IVDR and has instead introduced its own regulatory framework. As a result, there is a new conformity marking solely for the United Kingdom and, as of January 1, 2021, any new products require a U.K. Conformity Assessed, or UKCA, mark, in addition to a CE mark. However, our existing product will be able to rely on the CE mark previously obtained during a transition period that will last until June 30, 2023.

In February 2021, Guardant Health Japan, an affiliate of the Joint Venture with SoftBank, submitted an application, currently under review, to Japan’s Ministry of Health, Labour and Welfare (“MHLW”) for regulatory approval of Guardant360 CDx. To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin.” The Japanese government, through the MHLW, regulates medical devices under the Pharmaceutical Affairs Law (“PAL”). Oversight for medical devices is conducted with participation by the Pharmaceutical and Medical Devices Agency (“PMDA”), a quasi-government organization performing many of the review functions for MHLW. Penalties for a company’s noncompliance with PAL can be severe, including revocation or suspension of a company’s business license and criminal sanctions. MHLW and PMDA also assess the quality management systems of the manufacturer and product conformity to the requirements of the PAL. We are subject to compliance inspections by these agencies.
We will seek approvals in other countries as may be required in the future.

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

Since its enactment, there have been efforts to repeal all or part of the ACA. For example, the Tax Cuts and Jobs Act, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. On November 10, 2020, the U.S. Supreme Court heard oral arguments in California vs. Texas to determine whether the entire ACA should be unenforceable nationwide or whether it should be unenforceable only to the extent that provisions injure the individual plaintiffs. It is unclear how the Supreme Court decision and efforts to challenge, repeal or replace the ACA will impact the ACA or our business.

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

We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial payers to reduce costs while expanding individual healthcare benefits. Changes in healthcare coverage landscape could impose additional limitations on the prices we will be able to charge for our tests, the coverage of or the amounts of reimbursement available for our tests from payers, including commercial and government payers.

Employees and Human Capital
As of December 31, 2020, we had 864 full-time employees, of which approximately 853 are in the U.S., with the remainder in Europe and Canada.

We strive to recruit, hire and retain a talented and diverse team of people who align with our values. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. Our compensation and benefits team strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. We provide our employees with competitive fixed and/or variable pay, competitive company equity programs, access to medical, dental and life insurance benefits, disability coverage, 401 (k) program, and numerous well-being benefits. In order to ensure that we are meeting our human capital objectives, we frequently utilize employee engagement surveys to understand the effectiveness of our employee development and compensation programs and where we can improve across the company.

During the COVID-19 pandemic, we commit to safeguard the health of our employees, including their economic health. Steps we have taken include deep cleaning our facilities, providing personal protective equipment to our laboratory and scientific employees, installing plexi-glass, where possible, in our facilities, encouraging hygiene practices advised by health authorities, restricting business travel and site visitors and implementing remote working for all non-essential laboratory related employees. We developed our own proprietary COVID-19 test and make that test available to all Redwood City, California based employees and their dependents at no cost and leverage that testing as a condition for access to our offices. In addition, we have developed special cash compensation and incentive programs to many of our essential employees, in recognition of their outstanding service during the COVID-19 pandemic, and we extended COVID-19 protection pay for employees who were quarantined, sick or needed to provide care for their families. Further, despite the negative impact the COVID-19 pandemic has had on our business, we have not cut salaries or hourly rates for any employees.

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

Item 1A. Risk Factors
Set forth below is only a summary of the principal risks associated with our business. You should consider carefully the following discussion of risks, as well as the full discussion of risks included in this Annual Report on Form 10-K.

•We have incurred significant losses since inception, we may continue to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We may not be able to generate sufficient revenue to achieve and maintain profitability and our current or future products may not achieve or maintain sufficient commercial market acceptance.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•New product development and commercialization involve a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.
•Our current revenue is primarily generated from sales of our tests and we are highly dependent on them for our success.
•If our products, or our competitors’ liquid or tissue biopsy-based products, do not meet the expectations of patients and our customers, our operating results, reputation and business could suffer.
•If we are unable to support demand for our current and future products, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage our anticipated growth, our business could suffer.
•We rely on a limited number of suppliers or sole suppliers for some of our laboratory instruments and materials and may not be able to find replacements or promptly transition to alternative suppliers.
•If we cannot maintain our current relationships, or enter into new relationships, with biopharmaceutical companies, our revenue prospects could be reduced.
•If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or to achieve and then sustain profitability.
•We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenue, adversely affect our operations and financial condition, and harm our business.
•Certain of our tests are currently marketed as LDTs, and future changes in FDA enforcement discretion for LDTs could subject our product offerings to more significant regulatory requirements.
•If third-party payers, including commercial payers and government healthcare programs, do not provide coverage of, or adequate reimbursement for, our tests, our business and results of operations will be negatively affected.
•Our billing and claim processing are complex and time-consuming, and any delay in submitting claims or failure to comply with applicable billing requirements could hinder collection and have an adverse effect on our revenue.
•If we are unable to obtain and maintain sufficient intellectual property protection for our technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
•Issued patents covering our products could be found invalid or unenforceable if challenged.
•The price of our common stock has fluctuated substantially and may do so in the future, and you may not be able to resell shares of our common stock at or above the price at which you purchased them.
•Our indebtedness could expose us to risks that could adversely affect our business, financial condition and results of operations or result in dilution to our stockholders.
•The COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations have been and could continue to be adversely impacted by the pandemic.

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
We have incurred significant losses since our inception. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $246.3 million, $67.9 million and $84.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $606.6 million. To date, we have financed our operations principally from the sale of stock or convertible securities, and revenue from precision oncology testing and our development services. We have devoted substantially all of our resources to the development and commercialization of our current products and to research and development activities related to our future products, including clinical and regulatory initiatives to obtain marketing approval and sales and marketing activities. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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

We believe our commercial success is dependent upon our ability to continue to successfully market and sell our current products, including our Guardant360, Guardant360 CDx, and GuardantOMNI tests, and our future products, to continue to expand our current relationships and develop new relationships with clinicians and biopharmaceutical customers and to develop and commercialize new products based on our Guardant Health Oncology Platform. Our ability to achieve and maintain sufficient commercial market acceptance of our existing and future products will depend on a number of factors, including:
•our ability to increase awareness of our tests and the benefits of liquid biopsy;
•the rate of adoption and/or endorsement of our tests by clinicians, KOLs, advocacy groups and biopharmaceutical companies;
•the timing and scope of any approval by regulatory agencies, including the FDA for our tests;
•our ability to obtain positive coverage decisions for our tests from additional commercial payers and to broaden the scope of indications included in such coverage decisions;
•our ability to obtain reimbursement and expanded coverage from government payers, including Medicare;
•the impact of our investments in product innovation and commercial growth;
•negative publicity regarding ours or our competitors’ products resulting from defects or errors; and
•our ability to further validate our technology through clinical research and accompanying publications.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the level of demand for any of our products, which may vary significantly;
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our products, which may change from time to time;
•the volume and customer mix of our precision oncology testing;
•the start and completion of projects in which our development services are utilized;
•the introduction of new products or product enhancements by us or others in our industry;
•coverage and reimbursement policies with respect to our products and products that compete with our products;
•expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•future accounting pronouncements or changes in our accounting policies;
•developments or disruptions in the business and operations of our clinical, commercial and other partners;
•the impact of natural disasters, political and economic instability, including wars, terrorism, and political unrest, epidemics or pandemics, including the current outbreak of novel coronavirus (2019-nCoV), boycotts, curtailment of trade and other business restrictions; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
Additionally, it is difficult to predict the amount we are able to collect for our tests from commercial payers. We receive reimbursement for our tests from several commercial payers for whom we are not a participating provider. Because we are not contracted with these payers, they determine the amount they are willing to reimburse us for tests. We have provided testing services to patients with many cancer types and indications, most of the time as a non-participating provider through 2020. When we have received payment as a non-participating provider, the amounts, on average, were significantly lower than for participating providers. Even when these payers have paid a claim, they may elect at any time to review previously paid claims for overpayment against these claims. In the event of an overpayment determination, the payer may offset the amount they determine they overpaid against amounts they owe us on current claims. We have limited leverage to dispute these retroactive adjustments and we cannot predict when, or how often, a payer might engage in these reviews. A significant amount of these offsets by one or more payers in any given quarter could have a material effect on our results of operations and cause them to fall below expectations or guidance we may provide. Our efforts to become a participating provider of a number of commercial payers may not be successful. Even when we have obtained positive coverage decisions for our tests from commercial payers and entered into agreements with them, such agreements typically are standard form contracts and may allow payers to terminate coverage on short notice, impose significant obligations on us and create additional regulatory and compliance hurdles for us.
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
Products that are under development have taken time and considerable resources to develop, and we may not be able to complete the development and commercialization of the such products for clinical use on a timely basis, or at all. For example, there can be no assurance that we will be able to produce commercial products for early detection of cancer. Before we can commercialize any new products, we will need to expend significant funds in order to:
•conduct substantial research and development, including validation studies and clinical trials;
•further develop and scale our laboratory processes to accommodate different products; and
•further develop and scale our infrastructure to be able to analyze increasingly large amounts of data.
Our product development process involves a high degree of risk, and product development efforts may fail for many reasons, including:
•failure of the product to perform as expected, including defects and errors;
•lack of validation data; or
•failure to demonstrate the clinical utility of the product.
Our development plan involves using data and analytical insights generated from our current products as a force multiplier of returns on research and development investment in our future products. However, if we are unable to generate additional or compatible data and insights, then we may not be able to advance our products under development as quickly, or at all, or without significant additional investment.
As we develop products, we have made and will have to make significant investments in product development, marketing and selling resources, including investing heavily in clinical studies, which could adversely affect our future cash flows.
Our current revenue is primarily generated from sales of our tests and we are highly dependent on them for our success.
Our ability to execute our growth strategy and become profitable is highly dependent on the continued adoption and use of our tests, which accounted for almost all of our revenue in the years ended December 31, 2020 and 2019. Continued adoption and use of our tests will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that supports the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many biopharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for biopharmaceutical companies to switch diagnostic tests for their products, and our tests may not be widely accepted by biopharmaceutical companies, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, results of operations and financial condition would be materially and adversely affected. We cannot assure that our tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business and results of operations.

If our products, or our competitors’ products, do not meet the expectations of patients and our customers, our operating results, reputation and business could suffer.
Our success depends on the market’s confidence that we can provide reliable, high-quality precision oncology products that will improve clinical outcomes, lower healthcare costs and enable better biopharmaceutical development. We believe that patients, clinicians and biopharmaceutical companies are likely to be particularly sensitive to product defects and errors in the use of our products, including if our products fail to detect genomic alterations with high accuracy from samples or if we fail to list or inaccurately include certain treatment options and available clinical trials in our test reports, and there can be no guarantee that our products will meet their expectations. Furthermore, if our competitors’ products do not perform to expectations, it may result in lower confidence in our tests as well. As a result, the failure of our products or our competitors’ products to perform as expected could significantly impair our operating results and our reputation. In addition, we may be subject to legal claims arising from any defects or errors in our products.
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
Biopharmaceutical customers collaborate with us for analysis of whole blood or plasma samples for multiple applications primarily to support clinical trials, including patient identification, companion diagnostics and retrospective testing. In the years ended December 31, 2020, 2019 and 2018, revenue from our top five biopharmaceutical customers, including their affiliated entities, accounted for 27%, 14% and 36% of our total revenue, respectively. The revenue attributable to our biopharmaceutical customers may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue. Adverse speculation about our existing or potential relationships with biopharmaceutical companies may be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and business.

Our future success depends in part on our ability to maintain relationships and to enter into new relationships with biopharmaceutical customers, including offering our platform to such customers for companion diagnostic development, novel target discovery and validation as well as clinical trial enrollment, and growing into other business opportunities. This can be difficult due to many factors, including the type of biomarker support required and our ability to deliver it and our biopharmaceutical customers’ satisfaction with our products or services, internal and external constraints placed on these organizations and other factors that may be beyond our control. Furthermore, our biopharmaceutical customers may decide to decrease or discontinue their use of our current products and tests, or our future products due to changes in their research and product development plans, failures in their clinical trials, financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control. Continued usage of our tests by particular biopharmaceutical customers may also depend on whether the partner obtains positive data in its clinical trials, is able to successfully obtain regulatory approval and subsequently commercializes a therapy for which we have partnered with them to develop a companion diagnostic, or other administrative factors that are outside our control. Some of our biopharmaceutical customers have contracted with us to provide testing for large numbers of samples, which could strain our testing capacity and restrict our ability to perform tests for other customers. Furthermore, biopharmaceutical companies may decline to do business with us or decrease or discontinue their use of our tests due to their broad strategic collaboration with any of our competitors. In addition to reducing our revenue, the loss of one or more of these relationships may reduce our exposure to research and clinical trials that facilitate the collection and incorporation of new information into our platform and tests. We engage in conversations with biopharmaceutical companies regarding potential commercial opportunities on an ongoing basis. There is no assurance that any of these conversations will result in a commercial agreement, that the resulting relationship will be successful, or that clinical trials conducted as part of the engagement will produce successful outcomes. If we cannot maintain our current relationships, or enter into new relationships, with biopharmaceutical companies, our product development could be delayed and revenue and results of operations could be adversely affected.
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
In September 2018, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for NSCLC patients. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. Approximately 37%, 38% and 38% of our U.S. clinical tests were for Medicare beneficiaries in each of the years 2020, 2019 and 2018 respectively. Revenue attributable to Medicare accounted for more than 10% of our total revenue in each of the years ended December 31, 2020 and 2019. In addition, pursuant to CMS regulations, we cannot bill Medicare directly for tests provided for Medicare beneficiaries in some situations. CMS adopted an exception to its laboratory date of service regulation, and if certain conditions are met, molecular testing laboratories such as us can rely on that exception to bill Medicare directly, instead of seeking payment from the hospital. If this exception is repealed or curtailed by CMS, or its laboratory date of service regulation is otherwise changed to adversely impact our ability to bill Medicare directly, our revenue could be materially reduced.
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
Growing understanding of the importance of biomarkers linked with therapy selection and response is leading to more companies offering services in genomic profiling. The promise of liquid biopsy is also leading to more companies attempting to enter the space and compete with us. Over the last year, that has included new and accelerated development programs by a number of potential competitors, and increasing levels of merger and acquisition activity by both existing and new competitors. Currently, our main competition is from diagnostic companies with products and services to profile genes in cancers based on either single-marker or comprehensive genomic profile testing, based on next-generation sequencing in either blood or tissue. This may change over the next few years as a result of new competitors entering through investment and acquisition activity.
Our competitors within the liquid biopsy space include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in July 2018, Roche Molecular Systems, Inc., Thermo Fisher Scientific Inc., Illumina, Inc., Qiagen N.V. Invitae Corporation, and Sysmex Inostics. In addition, GRAIL, Inc., Natera Inc., Exact Sciences Corp., and Freenome Holdings, Inc. among others, are developing and/or commercializing tests that are competitive with our LUNAR program for early cancer detection.
Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., as well as companies such as Foundation Medicine, Inc., Caris Life Sciences, Inc. and Myriad Genetics, Inc., that sell molecular diagnostic tests for cancer to physicians and have or may develop tests which compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
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
Our estimates of the annual total addressable markets for our current products and products under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients with late-stage, solid tumor cancer, the number of individuals who are at a higher risk for developing cancer, and the assumed prices at which we can sell tests for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell our products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
We may not be able to successfully market, sell or distribute our products, and if we are unable to expand our sales organization to adequately address our customers’ needs, our business may be adversely affected.
We may not be able to market, sell or distribute our products and tests, and other products we may develop effectively enough to support our planned growth. We currently sell to clinicians in the United States through our own sales organization and to biopharmaceutical companies through our business development team.

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
We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or promptly transition to alternative suppliers.
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

If our existing laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to perform our tests and pursue our research and development efforts may be jeopardized.
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

In addition, if third-party phlebotomy providers fail to adequately and properly obtain and collect viable blood samples from patients and to properly package and ship the samples to us, our patients and their physicians may experience problems and delays in receiving test results, which could lead to dissatisfaction with our tests, therefore harming our reputation and adversely affecting our business, financial condition and results of operations. Similarly, our contracts with physician owned phlebotomy providers to collect blood could be scrutinized under federal and state healthcare laws such as the federal Anti-Kickback Statute, or AKS, and the federal law prohibiting physician self-referral, or Stark Law, to the extent these services to us are deemed to provide a financial benefit to or relieve a financial burden for a potential referral source, or are subsequently found not to be for fair market value. If our operations are found to be in violation of any of these laws and regulations, we may be subject to administrative, civil and criminal penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs or from coverage of commercial payers, refunding of payments received by us, and curtailment or cessation of our operations, any of which could harm our reputation and adversely affect our business, financial condition and results of operations.

We rely on commercial courier delivery services to transport samples to our laboratory facility in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.

Our business depends on our ability to deliver test results quickly and reliably to our customers. Blood samples are typically received within days from the United States and outside the United States for analysis at our Redwood City, California facility. Disruptions in delivery services to transport samples to that facility, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons could adversely affect specimen integrity and our ability to process samples in a timely manner, delay our provision of test results to our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services to transport samples to us on commercially reasonable terms, our operating results may be adversely affected.

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

We currently have limited international operations, but our business strategy incorporates potentially significant international expansion, including through the Joint Venture with SoftBank, which we formed to accelerate the commercialization of our products in Asia, the Middle East and Africa.

We plan to maintain distributor and partner relationships, to conduct physician and patient association outreach activities, to extend laboratory capabilities and to expand payer relationships, outside of the United States, both directly and through our joint venture. Doing business internationally involves a number of risks, including:

•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us, our distributors, our local partners or the Joint Venture with SoftBank to obtain regulatory approvals for the use of our products in various countries;
•additional potentially blocking or relevant third-party patent or other intellectual property rights;
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payer reimbursement regimes, government payers, or patient self-pay systems;

•logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;
•limits in our ability to penetrate international markets if we are not able to perform our tests locally;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations, currency controls and cash repatriation restrictions;
•natural disasters, political and economic instability, including wars, terrorism, and political unrest, boycotts, curtailment of trade and other business restrictions;
•public health or similar issues, such as epidemics or pandemics, including the current outbreak of novel coronavirus (2019-nCoV), for which the World Health Organization declared a global emergency on January 30, 2020, that could cause business disruption for the Joint Venture, including the Joint Venture’s offices in Japan and Singapore, and make it more difficult to sell our tests in the affected countries or regions, many of which are in the JV Territory, and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

We could be adversely affected by violations of the FCPA and other anti-bribery laws.
We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage, as a result of our international customers that may order either directly from us or through the Joint Venture with SoftBank. Our reliance on independent distributors to sell our tests internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the medical device and biopharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, cause us to incur significant costs and expenses, including legal fees, and result in a material adverse effect on our business, prospects, financial condition and results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.
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
The clinical laboratory testing industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely to us in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:
•federal and state laws applicable to test ordering, documentation of tests ordered, billing practices and claims payment and/or regulatory agencies enforcing those laws and regulations;
•federal and state health care fraud and abuse laws;
•federal and state laboratory anti-mark-up laws;
•coverage and reimbursement levels by Medicare, Medicaid, other governmental payers and private insurers;
•restrictions on coverage of and reimbursement for tests;

•federal and state laws governing laboratory testing, including CLIA, and state licensing laws;
•federal and state laws and enforcement policies governing the development, use and distribution of diagnostic medical devices, including laboratory developed tests, or LDTs;
•federal, state and local laws governing the handling and disposal of medical and hazardous waste;
•federal and state Occupational Safety and Health Administration rules and regulations;
•the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state data privacy and security laws; and
•consumer protection laws.
In particular, the laws and regulations governing the marketing of clinical laboratory tests are complex, and there are often no sufficient regulatory or judicial interpretations of these laws and regulations. For example, some of our clinical laboratory tests are actively regulated by the FDA pursuant to the medical device provisions of the Federal Food, Drug and Cosmetic Act, or FDCA. The FDA defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Our clinical laboratory tests are in vitro diagnostic products that are considered by the FDA to be medical devices. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, design, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. If we do not comply with these requirements or fail to adequately comply, our business may be harmed.
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
We market some of our other tests as LDTs. While we believe that we are in material compliance with applicable laws and regulations, we cannot assure that the FDA will agree with us.
On July 31, 2014, the FDA notified Congress of its intent to modify, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, FDA issued two draft guidances, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs).” The Framework Guidance stated that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Thus, pursuant to the Framework Guidance, the FDA planned to begin to enforce its medical device requirements, including premarket submission requirements, on LDTs that have historically been marketed without FDA premarket review and oversight. The FDA could ultimately modify its current approach to LDTs in a way that would subject our products marketed as LDTs to the enforcement of regulatory requirements. If such changes to the regulatory framework occur, we could be subject to enforcement of regulatory requirements as a device manufacturer such as registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. Additionally, if the FDA begins to enforce its premarket submission regulations with respect to LDTs, we may be required to obtain premarket clearance or approval for our products we plan to commercialize as LDTs.

There is no guarantee that the FDA will grant 510(k) clearance or a premarket approval of our products and failure to obtain necessary clearances or approvals for our products would adversely affect our ability to grow our business.
Before we begin to label and market our products for use as clinical diagnostics in the United States, including as companion diagnostics, we may be required to obtain either 510(k) clearance or a premarket approval, or supplemental premarket approval, or respectively, PMA or sPMA, from the FDA, unless an exemption applies or FDA exercises its enforcement discretion and refrains from enforcing its medical device requirements. For example, the FDA has a policy of refraining from enforcing such requirements with respect to LDTs, which the FDA considers to be a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory.
The process of obtaining a PMA is a rigorous, costly, lengthy and uncertain process. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support a substantial equivalence determination.
Any delay or failure to obtain necessary regulatory approvals or clearances would have a material adverse effect on our business, prospects, financial condition and results of operations.
The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA that our products are safe or effective for their intended uses;
•the disagreement of the FDA with the design, conduct or implementation of our clinical trials or the analysis or interpretation of data from our pre-clinical studies or clinical trials;
•serious and unexpected adverse effects experienced by participants in our clinical trials;
•the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•our inability to demonstrate that the clinical and other benefits of any of our tests outweigh the risks;
•an advisory committee, if convened by the FDA, may recommend against approval of our PMA or other application for any of our tests or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the FDA may still not approve the test;
•the FDA may identify deficiencies in our marketing application, and in our manufacturing processes, facilities or analytical methods or those of our third-party contract manufacturers;
•the potential for approval policies or regulations of the FDA to change significantly in a manner rendering our clinical data or regulatory filings insufficient for the clearance or approval; and
•the FDA may audit our clinical trial data and conclude that the data is not sufficiently reliable to support a PMA application.
If we are unable to obtain clearance or approval for any tests for which we plan to seek clearance or approval, our business may be harmed.

Modifications to our FDA-cleared or approved products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
For any product approved pursuant to a PMA, we are required to seek supplemental approval for many types of changes to the approved product, for which we will need to determine whether a PMA supplement or other regulatory filing is needed or whether the change may be reported via the PMA Annual Report. Similarly, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires new 510(k) clearance or, possibly, approval of a new PMA. If the FDA requires us to seek approvals or clearances for modifications to our previously approved or cleared products, for which we concluded that new approvals or clearances are unnecessary, we may be required to cease marketing or distribution of our products or to recall the modified product until we obtain the approval or clearance, and we may be subject to significant regulatory fines or penalties.
If third-party payers, including commercial payers and government healthcare programs, do not provide coverage of, or adequate reimbursement for, our tests, our business and results of operations will be negatively affected.
Our revenue and commercial success depend on achieving coverage and reimbursement for our tests from payers, including both commercial and government payers. If payers do not provide coverage of, or do not provide adequate reimbursement for our tests, we may need to seek payment from the patient, which may adversely affect demand for our tests. Coverage determinations by a payer may depend on a number of factors, including but not limited to a payer’s determination that a test is appropriate, medically necessary or cost-effective. If we are unable to provide payers with sufficient evidence of the clinical utility and validity of our test, they may not provide coverage, may provide limited coverage or may terminate coverage, which will adversely affect our revenues and our financial condition. To the extent that more competitors enter our markets, the availability of coverage and the reimbursement rate for our tests may decrease as we encounter pricing pressure from our competitors.
Each payer makes its own decision as to whether to provide coverage for our tests, whether to enter into a contract with us and the reimbursement rate for a test. Negotiating with payers is time-consuming, and payers often insist on their standard form contracts. There is no guarantee that a payer will provide adequate coverage or reimbursement for our tests or that we can reach an agreement with the payer on reasonable terms without being subject to additional regulatory and compliance risks. In cases where there is no coverage, or we do not have a contracted rate for reimbursement with the payer, the patient is typically responsible for a greater share of the cost of the test, which may result in delay of revenue, increase collection costs or decrease the likelihood of collection. We maintain a financial assistance program, the Guardant Access Program, under which we assess patient financial need and offer provide discounted or no cost tests to certain patients. This may result in scrutiny by payers of our Guardant Access Program, and this could result in recoupment actions or termination of coverage of our tests.
Our claims for reimbursement may be denied and we may have to appeal such denials in order to get paid. Such appeals may not result in payment. Payers may perform audits of historically paid claims and attempt to recoup funds years after the funds were initially distributed if the payers believe the funds were paid in error or determine that our tests were medically unnecessary. If a payer's audit of our claims results in a negative finding, and we are unable to reverse the finding through appeal, any subsequent recoupment could result in a material adverse effect on our revenue. Additionally, in some cases commercial payers for whom we are not a participating provider may elect at any time to review claims previously paid and determine the amount they paid was excessive. In these situations, the payer typically notifies us of its decision and then offsets the amount it determines to be overpaid against amounts it owes us on current claims. We do not have a mechanism to dispute these retroactive adjustments, and we cannot predict when, or how often, a payer might engage in these reviews.
When we contract with a payer as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our test and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract.
Although we are a participating provider with some commercial payers, certain other large, national commercial payers, including Anthem, Aetna and Humana, have issued non-coverage policies that consider tissue and liquid CGP testing, including our Guardant360 test, as experimental or investigational. If we are not successful in obtaining coverage from such payers, or if other payers issue similar non-coverage policies, our business and results of operations could be materially and adversely affected.

Medicare’s National Coverage Determination, or NCD, for Next Generation Sequencing, or NGS, first established in 2018 and subsequently updated in 2020 states that NGS tests, such as our Guardant360 test, are covered by Medicare nationally, when: (1) performed in a CLIA-certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, including having recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. The NGS NCD also states that each Medicare Administrative Contractor, or MAC, may provide local coverage of other next-generation sequencing tests for cancer patients only when the test is performed by a CLIA-certified laboratory, ordered by a treating physician and the patient meets the same clinical and treatment criteria required of nationally covered next-generation sequencing tests under the NGS NCD. An NGS test is not covered by Medicare when cancer patients do not have the above-noted indications for cancer under either national or local coverage criteria. In July 2018, Palmetto GBA, or Palmetto, the MAC responsible for administering Medicare’s Molecular Diagnostic Services Program, or MolDx, issued a local coverage determination, or LCD, for our Guardant360 test for non-small cell lung cancer, or NSCLC, patients who meet certain clinical and treatment criteria. Subsequently, in 2018, Noridian Healthcare Solutions, the MAC responsible for adjudicating claims in California, where our laboratory is located, and a participant in MolDx, finalized its LCD for our Guardant360 test. In September 2018, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for NSCLC patients. In December 2019, replacing its prior NSCLC patient LCD, Palmetto GBA finalized its expanded LCD for our Guardant360 test that provides limited Medicare coverage for use of the Guardant360 test for qualifying patients diagnosed with solid cancers of non-central nervous system origin. In May 2019, Noridian also issued an expanded draft LCD for our Guardant360 test consistent with the expanded draft LCD issued by Palmetto in March 2019. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of the NGS NCD. Noridian also retired the expanded draft LCD issued in May 2019 as being superseded by the coverage article. Future actions taken by Noridian or Palmetto may change Medicare coverage for our Guardant360 test. In March 2020, we began to receive reimbursement from Medicare for claims submitted, with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC.

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
The FDA has the authority to require the recall of commercialized products that are subject to FDA regulation in the event of material deficiencies or defects in design or manufacture. We may also, on our own initiative, recall a product. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. In the case of our FDA-approved tests, a government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products could impair our ability to produce our products in a cost-effective and timely manner, which would have an adverse effect on our reputation, results of operations and financial condition. We may be subject to liability claims, may be required to bear costs or may take other actions that may have a negative impact on our future sales and our ability to generate profits. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions and take enforcement action for failing to report the recalls when they were conducted. A future recall announcement could harm our reputation with customers and negatively affect our sales and financial condition.
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
Our ongoing research and development and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting pre-and post-market clinical studies of some of our tests. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the trial eligibility criteria. Clinical studies may need to be conducted in compliance with FDA regulations or the FDA may take enforcement action. We cannot be certain that results from our clinical trials will support our marketing claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our tests are safe and effective for the proposed indicated uses, which could cause us to abandon or delay development of our tests. Any delay or termination of our clinical trials will delay the filing of our marketing applications.
We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials, and would control only certain aspects of their activities. We would be responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties would not relieve us of our regulatory responsibilities. We and our third-party contractors are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA, and comparable regulations enforced by foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process.
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
In the United States, some of our products are currently available for research use only, or RUO, or for investigational use only, or IUO, depending on the proposed application. We make our RUO and IUO products available to a variety of parties, including biopharmaceutical companies and research institutes. Because RUO and IUO products are not intended for use in clinical practice and cannot be advertised or promoted for clinical or diagnostic claims, they are exempt from many regulatory requirements otherwise applicable to medical devices. In particular, while the FDA regulations require that RUO products be labeled “For Research Use Only. Not for use in diagnostic procedures,” and that IUO products be labeled “For Investigational Use Only. The performance characteristics of this product have not been established,” such products are not subject to the FDA’s pre- and post-market controls for medical devices.
A significant change in the laws governing RUO or IUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only,” or the RUO/IUO Guidance, which highlights the FDA’s interpretation that distribution of RUO or IUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as an LDT is in conflict with the RUO or IUO status. The RUO/IUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, is in conflict with RUO or IUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO or IUO status held by any of our products so labeled, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO or IUO products in a manner that is inconsistent with its RUO/IUO Guidance, we may be forced to stop distribution of our RUO/IUO tests until we are in compliance, which would reduce our revenue, increase our costs and adversely affect our business, and results of operations.
Even if we receive regulatory approval of our products, we will continue to be subject to extensive regulatory oversight.
Medical devices are subject to extensive regulation by the FDA in the United States, the MHLW in Japan, the European Commission, EEA Competent Authorities, and comparable regulatory agencies in other territories where we do business. If any of our products are approved by the FDA, the MHLW, the European Commission, EEA Competent Authorities, or other comparable foreign regulatory agencies, we will be required to timely file various reports. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data from the post-approval study, become available. Failure to conduct or timely complete post-approval studies in compliance with applicable regulations, update the product labeling, or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business and revenue.
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

The FDA, state and foreign authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory agencies, which may include any of the following sanctions:
•adverse publicity, warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of our products;
•operating restrictions, partial suspension or total shutdown of production;
•customer notifications or repair, replacement or refunds;
•refusing our requests for clearances or approvals of new products, new intended uses or modifications to existing products;
•withdrawals of current clearances or approvals, resulting in prohibitions on sales of our products;
•refusal to issue certificates needed to export products for sale in other countries; and
•criminal prosecution.
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

Our operations are subject to other extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations may include, among others:
•the AKS, which prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind (e.g. provision of free or discounted goods, services or items), in return for or to induce such person to refer an individual, or to purchase, lease, order, arrange for or recommend purchasing, leasing or ordering, any good, facility, item or service that is reimbursable, in whole or in part, under a federal healthcare program. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value, such as phlebotomy kits. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce referrals, purchases or recommendations of covered items or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have held that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated. Moreover, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil monetary penalties, plus up to three times the remuneration involved. Violations of the AKS may also result in criminal penalties, including additional fines and imprisonment of up to ten years, and exclusion from Medicare, Medicaid or other governmental healthcare programs;
•the EKRA, which prohibits knowingly and willfully soliciting or receiving any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a laboratory; or paying or offering any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a laboratory or in exchange for an individual using the services of that laboratory. The EKRA applies to all payers including commercial payers and government payers. Violations of EKRA are subject to significant fines and/or up to 10 years in jail, separate and apart from existing AKS regulations and penalties;
•the Stark Law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program, including laboratory and pathology services, if the physician or an immediate family member of the physician has a financial relationship with the entity providing the designated health services and prohibits that entity from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, significant civil monetary penalties (on a per claim basis and additional penalties for a circumvention scheme), and exclusion from the federal health care programs;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies. Violations can result in significant civil monetary penalties for each wrongful act;
•federal and state “Anti-Markup” rules, which, among other things, typically prohibit a physician or supplier billing for clinical or diagnostic tests (with certain exceptions) from marking up the price of a purchased test performed by another physician or supplier that does not “share a practice” with the billing physician or supplier;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and kits, medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to (i) payments and other transfers of value to physicians, certain other health care professionals beginning in 2022, and teaching hospitals, and (ii) ownership and investment interests in such manufacturers held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•the federal government may bring a lawsuit under the False Claims Act, or the FCA, against any party whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim for payment approved. The federal government and a number of courts have taken the position that claims presented in violation of certain other statutes, including the AKS or the Stark Law, can also be considered a violation of the FCA based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement. An FCA violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid. A number of states including California have enacted laws that are similar to the federal FCA. Private individuals can bring FCA “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in federal healthcare programs;
•the HIPAA fraud and abuse provisions, which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private insurers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•federal and state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, unlawful trade practices, insurance fraud, kickbacks, patient inducement and statutory or common law fraud restrict the provision of products, services or items for free or at reduced charge to government or non-government healthcare program beneficiaries. These laws and regulations relating to the provision of items or services for free are complex and are subject to interpretation by the courts and by government agencies;
•other federal and state fraud and abuse laws, such as state anti-kickback, self-referrals, false claims and anti-markup laws, any of which may extend to services reimbursable by any payer, including private insurers;
•state laws that prohibit other specified practices, such as billing physicians for tests that they order; providing tests at no or discounted cost to induce adoption; waiving co-insurance, co-payments, deductibles or other amounts owed by patients; billing a state healthcare program at a price that is higher than what is charged to other payers; or employing, exercising control over or splitting fees with licensed medical professionals; and
•similar foreign laws and regulations in the countries in which we operate or may operate in the future.
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
If the validity of an informed consent from patients regarding our test was challenged, we could be forced to stop offering our products or using our resources, our business and results of operations will be negatively affected.
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
Billing for our tests is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, such as Medicare, Medicaid, health plans, insurance companies and patients, all of which may have different billing requirements. Several factors make the billing process complex, including:
•differences between the list prices for our tests and the reimbursement rates of payers;
•compliance with complex federal and state regulations related to billing government healthcare programs, including Medicare and Medicaid, to the extent our tests are covered by such programs;
•differences in coverage among payers and the effect of patient co-payments or co-insurance;
•differences in information, pre-authorization and other billing requirements among payers;
•changes to codes and coding instructions governing our tests;
•incorrect or missing billing information; and
•the resources required to manage the billing and claim appeals process.
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
In addition, the coding procedure used by third-party payers to identify various procedures, including our test, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payers usually require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology, or the CPT code. CPT coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. The CPT code set is maintained by the American Medical Association, or AMA. In cases where there is not a specific CPT code to describe a test, such as Guardant360 test, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act, or PAMA authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes or PLA, to facilitate implementation of this section of PAMA. In addition, CMS maintains the Healthcare Common Procedure Coding System, or HCPCS, and may assign unique level II HCPCS code to tests that are not already described by a unique CPT code. New CPT codes are issued annually and new HCPCS codes are issued as frequently as quarterly. Payers’ acceptance of the new code could be delayed, and transition to the new code could result in a decrease in reimbursement for our tests, both of which could potentially reduce revenue from commercial and government payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier is expected to be issued, and a new pricing is expected to be established under MolDx for the Guardant360 CDx test. While we expect to continue to submit claims to Medicare for Guardant360 LDT clinical tests performed for such qualifying patients using the existing Z-Code Identifier, Medicare has instructed us to not submit claims to Medicare for Guardant360 CDx clinical tests until the new code is issued for the Guardant360 CDx test and the corresponding pricing is established. This new pricing for Guardant360 CDx clinical tests could be different from the current pricing for Guardant360 LDT clinical tests which could affect our future revenue. A PLA code was issued for our Guardant360 CDx in January 2021 with an effective date in April 2021. Once the code is effective, all Guardant360 CDx services will be billed with this new code. Additionally, based on this new PLA code, we applied to CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. If CMS grants ADLT status to the Guardant360 CDx test, for the first three quarters thereafter, we can only bill Medicare at the lowest available commercial rate at the launch of the test. After the initial three quarters, we can bill Medicare for Guardant360 CDx services at the median rate of claims paid by commercial payers. Changes to the codes used to bill a test to payers may result in significant changes in its reimbursement, which could negatively impact our revenue. As a result of implementing this new coding change for our Guardant360 CDx test, payments for Guardant360 CDx services could be reduced, put on hold, or eliminated by such payers.

Use of coding for billing our products that does not describe a specific test, requires the claim to be examined to determine what test was provided, whether the test was appropriate and medically necessary, and whether payment should be rendered, which may require a letter of medical necessity from the ordering physician. This process can result in a delay in processing the claim, a lower reimbursement amount or denial of the claim. Because billing third-party payers for our tests is an unpredictable, challenging, time-consuming and costly process, we may face long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, results of operations and financial condition, and we may have to increase collection efforts and incur additional costs.
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
Since its enactment, there have been efforts to repeal all or part of the ACA. On November 10, 2020, the U.S. Supreme Court heard oral arguments in California vs. Texas to determine whether the entire ACA should be unenforceable nationwide or whether it should be unenforceable only to the extent that provisions injure the individual plaintiffs. It is unclear how the Supreme Court decision, and efforts to challenge, repeal or replace the ACA will impact the ACA or our business.

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
In addition, the interpretation and application of consumer, health-related, and data protection laws, especially with respect to genetic samples and data, in the United States, the EU, and elsewhere are often uncertain, contradictory, and in flux. We and our joint ventures operate or may operate in a number of countries outside of the United States whose laws may in some cases be more stringent than the requirements in the United States. For example, EU member countries have specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the United States where our laboratory resides. In addition, some countries have stricter consumer notice and/or consent requirements relating to personal data collection, use or sharing, more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights. Moreover, international privacy and data security regulations may become more complex and have greater consequences. For instance, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The

GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU Member States may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Failure to comply with the GDPR and other applicable privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition and results of operations.
European data protection law also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, the EU-US Privacy Shield and the Swiss-US Privacy Shield were both invalidated by the Court of Justice of the EU, and the Swiss Commissioner, respectively. Further, the EU Standard Contractual Clauses are the subject of legal challenges in European courts and may face additional challenges in the future, and the absence of successor safeguards for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. In addition, the EU Commission has proposed a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. Any of these changes to EU data protection law or its interpretation could disrupt and harm our business. We rely on a mixture of safeguards to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators or current challenges to these mechanisms in the European courts.
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
In particular, the patent positions of companies engaged in the development and commercialization of genomic diagnostic tests, like our current products and tests, and our future products, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature is uncertain, and it is possible that certain aspects of genetic diagnostics tests would be considered natural laws. Accordingly, the evolving legal and administrative standards around the world, including in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many foreign jurisdictions do not favor the enforcement of patent rights and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patent rights and other intellectual property rights thereunder. Proceedings to enforce our patent rights and other intellectual property protection in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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
We and some of our licensors have initiated, are currently involved in, and may in the future initiate or become involved in legal proceedings against a third party to enforce a patent covering one of our products. For example, we filed separate patent infringement suits against Foundation Medicine, Inc. (“Foundation Medicine”) alleging patent infringement related to our digital sequencing technology.
Defendants in such proceedings could counterclaim that the patents covering our product are invalid or unenforceable and could institute legal proceedings to challenge such patents both in court and before patent offices. For example, Foundation Medicine has asserted counterclaims of patent invalidity, unenforceability under the doctrine of inequitable conduct, and non-infringement. Foundation Medicine has also filed petition for post-grant review with the USPTO, challenging the patentability of certain patents asserted by us. If Foundation Medicine were to prevail, we would lose at least part of the patent protection on our products. Such a loss of patent protection could have a material adverse impact on our business. Any assertion of invalidity and/or unenforceability against the patents covering our products, even if not successful, could be time-consuming and expensive to defend, damage our reputation in the marketplace and the prospects for our business, and divert our management’s attention.
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
In spite of our efforts, our licensors have asserted and may in the future assert that we have materially breached our obligations under such license agreements and could therefore seek or threaten to terminate the license agreements. If these licenses are terminated, or if the underlying patent rights fail to provide the intended exclusivity, our ability to develop and commercialize products and technology covered by these license agreements would be limited or lost, and our competitors or other third parties might have the freedom to develop, produce, seek regulatory approval of, or to market, products identical or similar to ours and we may be required to cease our development and commercialization activities. Our actual or potential licensors could take action with respect to our licensed intellectual property that may decrease the value of such licensed intellectual property. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects. Moreover, disputes could arise with respect to any aspect of our license agreements, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our products or product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the licensing of patent and other rights controlled by our licensors or developed under our collaborative development relationships to others;

•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how licensed to us or resulting from the joint creation or use of intellectual property by our licensors, us and/or our partners;
•the validity, enforceability or priority of licensed patent rights; and
•the amount of royalties and other payments we are obligated to pay under the license agreement.
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
If we fail to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects. If any of these license agreements is terminated, if the licensor fails to abide by the terms of the license agreement, if the licensor fails to prevent infringement by third parties, or if the licensed patent or other rights are found to be invalid or unenforceable, our may be unable to achieve our business goals and our results of operations and financial condition could be adversely affected. Absent the license agreements, we could infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs and be a distraction to management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses, royalties or, be enjoined from selling our products or services, including our tests, which could adversely affect our ability to offer products or services, our ability to continue operations and our financial condition.
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
Litigation may be necessary for us to enforce our intellectual property and proprietary rights or to determine the scope, coverage and validity of the intellectual property and proprietary rights of others. We are currently engaged in lawsuits against Foundation Medicine, Inc. for infringement over some of our patents and in proceedings before the USPTO in relation to certain such patents. The outcome of such lawsuits, as well as any other litigation or proceeding, is inherently uncertain and might not be favorable to us. Further, we could encounter delays in product introductions, or interruptions in sale of products or services, as we develop alternative products or services. In addition, if we resort to legal proceedings to enforce our intellectual property rights (as we have against Foundation Medicine, Inc.) or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. If we do not prevail in such legal proceedings, we may be required to pay damages, and we may lose significant intellectual property protection for our products or services, such that competitors could copy our products or services. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
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
However, our research, development and commercialization activities are currently and may in the future be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other patent challenges, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding proceedings before foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products. As the precision oncology industry expands and more patents are issued, the risk increases that our products or services may be subject to claims of infringement of the patent rights of third parties. Numerous significant intellectual property issues have been litigated, are being litigated and will likely continue to be litigated, between existing and new participants in our existing and targeted markets, and our competitors have asserted and may in the future assert that our products or services infringe their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets, and we may enforce our owned or licensed intellectual property rights against our competitors and other parties. For example, we have been or are currently involved in legal proceedings against Foundation Medicine related to our patent rights.
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
Risks related to our common stock and indebtedness
The price of our common stock has fluctuated substantially and may do so in the future, and you may not be able to resell shares of our common stock at or above the price at which you purchased them.
The market price of our common stock has been volatile and may fluctuate substantially in the future due to many factors, including:
•volume and customer mix for our precision oncology testing;
•the introduction of new products or product enhancements by us or others in our industry;
•disputes or other developments with respect to our or others’ intellectual property rights;
•our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•product liability claims or other litigation;
•quarterly or annual variations in our results of operations or those of others in our industry;
•media exposure of our products or of those of others in our industry;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•changes in earnings estimates or recommendations by securities analysts; and

•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

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

Our indebtedness could expose us to risks that could adversely affect our business, financial condition and results of operations.

In 2020, we sold $1,150,000,000 aggregate principal amount of 0% convertible senior notes due 2027, or the 2027 Notes. We may also incur additional indebtedness to meet future needs. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•in the event interest accrues on the 2027 Notes or additional indebtedness, requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Notes or additional indebtedness; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the 2027 Notes or any additional indebtedness that we may incur. In addition, the 2027 Notes contain, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.

The conditional conversion features of the 2027 Notes, if triggered, may adversely affect our financial condition. Conversion of the 2027 Notes, to the extent the 2027 Notes are not redeemed or repurchased, will dilute the ownership interest of existing stockholders, and even if anticipated, may otherwise depress the price of our common stock.

In the event the conditional conversion feature of the 2027 Notes is triggered, holders of the 2027 Notes will be entitled to convert their 2027 Notes into shares of our common stock upon the occurrence of certain events. If one or more holders of the 2027 Notes elect to convert their 2027 Notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our financial condition. In the event the conditional conversion feature of the 2027 Notes is triggered, the conversion of some or all of the 2027 Notes will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon such conversion. The 2027 Notes may become in the future convertible at the option of the holders of the 2027 Notes prior to August 15, 2027 under certain circumstances as provided in the indenture governing the 2027 Notes. Any sales in the public market of shares of our common stock issuable upon such conversion could adversely affect the price of our common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, and even anticipated conversion of the 2027 Notes into shares of our common stock could depress the price of our common stock.

The convertible note hedge may affect the value of the 2027 Notes and our common stock.
In connection with the sale of the 2027 Notes, we entered into convertible note hedge, or the 2027 Note Hedge, transactions with certain financial institutions, or option counterparties. The 2027 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2027 Notes (and are likely to do so during any observation period related to a conversion of the Notes, or following any repurchase of the 2027 Notes by us on any fundamental change repurchase date (as provided in the indenture governing the 2027 Notes) or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2027 Notes, which could affect note holders’ ability to convert the 2027 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2027 Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the 2027 Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2027 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the 2027 Notes (and as a result, the value of the consideration, the amount of cash and/or the number of shares, if any, that note holders would receive upon the conversion of the 2027 Notes) and, under certain circumstances, the ability of the note holders to convert the 2027 Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2027 Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the 2027 Note Hedge transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the 2027 Note Hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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
•our board of directors has the exclusive right to expand its size and to elect directors to fill a vacancy created by the expansion of the board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a special meeting of stockholders may be called only by our board of directors, its chairman, our chief executive officer or our president, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect their director candidates;
•our board of directors may alter our bylaws without obtaining stockholder approval;
•approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors is required to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•stockholders must provide advance notice and additional disclosures in order to nominate candidates for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror.
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

Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. However, a Delaware court held that such an exclusive forum provision relating to federal courts was unenforceable under Delaware law, and unless and until the Delaware court decision is reversed on appeal or otherwise abrogated, we do not intend to enforce such a provision in the event of a complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, employees or agents.
Risks related to COVID-19
The COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations have been and could continue to be adversely impacted by such pandemic.

The global outbreak of coronavirus 2019, or COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and customer concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. Travel and visits related to our business have been severely curtailed.

We have also experienced significant reduction in access to our customers, including restrictions on our ability to market and distribute our tests and to collect samples. Our partners, vendors and customers have similarly had their operations altered or temporarily suspended. Due to impacts and measures resulting from the COVID-19 pandemic, we have experienced and could continue to experience unpredictable reductions in the demand for our tests as healthcare customers divert medical resources and priorities toward the treatment of the virus. Our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their product development pipelines, for which our tests could be utilized. To the extent the COVID-19 pandemic continues to cause severe disruption, vendors of equipment and reagents for our operations could also reduce productions or even go out of business, resulting in supply constraints for us. The COVID-19 pandemic has resulted in, and could continue to cause, increased costs or delays to production and development of our products. Our ability to enroll suitable patients in clinical studies has been negatively impacted and could continue to be adversely affected by the COVID-19 pandemic.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability, cost to access and effectiveness of COVID-19 tests, vaccines and medicines; the effect on our customers and customer demand for and ability to pay for our tests; restrictions on our employees’ ability to work and travel; disruptions related to the distribution of our tests, including impacts on logistics of shipping and receiving blood collection kits; and any stoppages, disruptions or increased costs associated with development, production and marketing of our products. During the COVID-19 pandemic, we may not be able to maintain the same level of customer outreach and service, which could negatively impact our customers’ perception of us. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

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

Making a COVID-19 test available involves a high degree of risk and we may not be successful.

We launched our nasopharyngeal Guardant-19 SARS-CoV-2 test, or Guardant-19 test, and received the FDA’s emergency use authorization for use in the detection of the novel coronavirus. The test is being offered to our employees and select partner organizations. We cannot predict the extent to which the Guardant-19 test will be used by third parties. We also cannot guarantee that the test will perform as expected or is free of defects or errors. Additionally, there can be no assurances as to the commercial success of such test. If that test offering is discontinued, we may not be able to utilize the materials we procured as inventory for our Guardant-19 test in our product offerings or at all, and we may suffer a loss.

General Risk Factors
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

We may consider raising additional capital in the future to expand our business, to meet existing obligations, to pursue acquisitions or strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•increase our sales and marketing efforts to drive market adoption of our current products and tests, and address competitive developments;
•fund development and marketing efforts of our products under development or any other future products we may develop;
•expand our technologies into other types of cancer management and detection products;
•acquire, license or invest in technologies;
•acquire or invest in complementary businesses or assets; and
•finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•our ability to achieve revenue growth;
•our rate of progress in establishing payer coverage and reimbursement arrangements with domestic and international commercial payers and government payers;
•the cost of expanding our laboratory operations and product offerings, including our sales and marketing efforts;
•our rate of progress in, and costs of our sales and marketing activities associated with, establishing adoption of and reimbursement for our current products, including our tests;
•our rate of progress in, and costs of our research and development activities associated with, products in research and early development;
•the effect of competing technological and market developments;
•costs related to our international expansion; and
•the potential costs of and delays in product development as a result of any existing or new regulatory oversight applicable to our products.

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

If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•faulty human judgment and simple errors, omissions or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

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

Cyber-based attacks, security breaches, loss of data and other disruptions in relation to our information systems and computer networks could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters is located in Redwood City, California, where we lease approximately 163,000 square feet of space in several buildings. These leases currently have expiration dates ranging from 2025 to 2027. Our CLIA-certified laboratory is located in these facilities, where testing for both clinical and biopharmaceutical customers is performed. We also have approximately 286,500 square feet of additional office space under two separate agreements for leases that have not yet commenced. We also maintain leased office spaces in Spring City, Texas and Seattle, Washington. While we believe our existing facilities are adequate to meet our current requirements, we expect to expand our facilities as our operations grow over time. We believe we will be able to obtain such additional space on acceptable and commercially reasonable terms.
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
Holders of record
As of February 19, 2021, there were 40 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.
Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates (the “2021 Proxy Statement”).

Stock performance graph
The graph below shows a comparison, from October 4, 2018 (the date our common stock commenced trading on the Nasdaq) through December 31, 2020, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“NBI”) and the Nasdaq Biotechnology Index (“IXIC”). The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on October 4, 2018 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, including factors that may affect the comparability of such selected information. The consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, respectively, and the consolidated balance sheet data as of December 31, 2020 and 2019, respectively, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016, respectively, are derived from our audited consolidated financial statements that is not included in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016

Statements of Operations Data:
Revenue:
Precision oncology testing (1)	$236,324	$180,462	$78,407	$42,088	$24,496
Development services and other(1)	50,406	33,913	12,232	7,754	753
Total revenue	286,730	214,375	90,639	49,842	25,249
Costs and operating expenses:
Cost of precision oncology testing	74,769	62,255	39,846	28,883	22,065
Cost of development services	17,766	8,465	3,364	2,735	59
Research and development expense	149,862	86,292	50,714	25,562	10,859
Sales and marketing expense	106,513	78,335	53,465	32,497	26,192
General and administrative expense	192,770	61,399	36,192	36,777	9,921
Total costs and operating expenses	541,680	296,746	183,581	126,454	69,096
Loss from operations	(254,950)	(82,371)	(92,942)	(76,612)	(43,847)
Interest income	10,171	13,741	5,266	2,234	733
Interest expense	(4,766)	(1,181)	(1,251)	(2,702)	(3,018)
Loss on debt extinguishment	—	—	—	(5,075)	—
Other income (expense), net	3,641	88	4,702	(1,059)	(1)
Loss before provision for income taxes	(245,904)	(69,723)	(84,225)	(83,214)	(46,133)
Provision for (Benefit from) income taxes	379	(1,872)	38	7	6
Net loss	(246,283)	(67,851)	(84,263)	(83,221)	(46,139)
Adjustment of redeemable noncontrolling interest	(7,500)	(7,800)	(800)	—	—
Net loss attributable to Guardant Health, Inc.	$(253,783)	$(75,651)	$(85,063)	$(83,221)	$(46,139)
Deemed dividend related to repurchase of Series A convertible preferred stock	—	—	—	(4,716)	—
Deemed dividend related to change in conversion rate of Series D convertible preferred stock	—	—	—	(1,058)	—
Net loss attributable to Guardant Health, Inc. common stockholders	$(253,783)	$(75,651)	$(85,063)	$(88,995)	$(46,139)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(2.60)	$(0.84)	$(2.80)	$(7.07)	$(3.53)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	97,504	90,597	30,403	12,582	13,053

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,041,477	$791,585	$496,524	$294,574	$95,256
Working capital (1),(2),(3)	1,821,552	524,624	422,047	223,308	88,813
Total assets (1),(3)	2,271,781	962,535	587,403	342,938	116,565
Total liabilities (3),(4)	916,186	114,542	62,451	34,332	36,869
Redeemable noncontrolling interest	57,100	49,600	41,800	—	—
Total stockholders’ equity (1)(5)	1,298,495	798,393	483,152	308,606	79,696
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
(4) Fiscal year 2020 included net carrying amount of our convertible senior notes of $806.3 million.
(5) Fiscal year 2020 included equity portion of convertible senior notes of $330.4 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.
The following generally compares our results of operations for the years ended December 31, 2020 and 2019. A detailed discussion comparing our results of operations for the years ended December 31, 2019 and 2018 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary blood-based tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a routine blood draw, or liquid biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we have launched our Guardant360, Guardant360 CDx, and GuardantOMNI liquid biopsy-based tests for advanced stage cancer and our Guardant Reveal liquid biopsy-based tests for residual and recurring cancer to first address the need in Stage II-III colorectal cancer. We are developing tests under our Guardant360 tissue program which aims to address challenges with tissue genotyping products currently available in the market and tests from our LUNAR program which aims to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, and asymptomatic individuals eligible for cancer screening and individuals at a higher risk for developing cancer with early detection. We have also developed our GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.

We perform our tests in our clinical laboratory located in Redwood City, California. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. In September 2020, we dual-launched our Guardant360 CDx and Guardant360 LDT tests. Our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling for cancer patients with solid tumors and to be used as a companion diagnostic initially in connection with one therapeutic product of a biopharmaceutical customer.
In the United States, we market our tests to clinical customers through our sales organization, which is engaged in sales efforts and promotional activities primarily targeting oncologists and cancer centers. Outside the United States, we market our tests to clinical customers through distributors and direct contracts with healthcare institutions and partnerships with research organizations. We also market our tests to biopharmaceutical customers globally through our business development team, which promotes the broad utility of our tests throughout drug development and commercialization. Additionally, we have established a joint venture with SoftBank to accelerate commercialization of our products including in Asia, the Middle East and Africa.
We generated total revenue of $286.7 million, $214.4 million and $90.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. We also incurred net losses of $246.3 million, $67.9 million and $84.3 million in the years ended December 31, 2020, 2019 and 2018, respectively. We have funded our operations to date principally from the sale of our common stock, the issuance of convertible senior notes, and revenue from our precision oncology testing and development services and other. In October 2018, we completed our initial public offering, or the IPO, selling 14,375,000 shares of our common stock and raising $249.5 million net of underwriting discounts and commissions and other expenses payable by us. In May 2019, we completed an underwritten public offering of a total of 5,175,000 shares of our common stock, through which we received net proceeds of $349.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. In June 2020, we completed an underwritten public offering of a total of 4,312,500 shares of our common stock, through which we received net proceeds of $354.6 million after deducting underwriting discounts and commissions and offering expenses payable by us. In November 2020, we issued our convertible senior notes with an aggregate principal amount of $1.15 billion. As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $2.0 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Approximately 37%, 38% and 38% of our U.S. clinical tests for the years ended December 31, 2020, 2019 and 2018 were for Medicare beneficiaries.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payer' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration is recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our test and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Changes to the codes used to report the Guardant360 test to payers may result in significant changes in its reimbursement. If a coding change were to occur, including as a result of the FDA approval of our Guardant360 test, payments for certain uses of the Guardant360 test could be reduced, put on hold, or eliminated by such payers. Cigna, Priority Health, multiple Blue Cross Blue Shield plans as well as the health plans associated with eviCore adopted policies that cover our Guardant360 test for the majority of NSCLC patients we test. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. For the years ended December 31, 2020, 2019 and 2018, approximately 43%, 44% and 46% of our U.S. clinical tests were for patients tested for NSCLC. In September 2018, we began to receive reimbursements from Medicare for claims submitted with respect to Guardant360 clinical tests performed for NSCLC patients. In March 2020, we began to receive reimbursement from Medicare for claims submitted, with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier is expected to be issued, and a new pricing is expected to be established under MolDx for the Guardant360 CDx test. While we expect to continue to submit claims to Medicare for Guardant360 LDT clinical tests performed for such qualifying patients using the existing Z-Code Identifier, Medicare has instructed us to not submit claims to Medicare for Guardant360 CDx clinical tests until the new code is issued for the Guardant360 CDx test and the corresponding pricing is established. This new pricing for Guardant360 CDx clinical tests could be different from the current pricing for Guardant360 LDT clinical tests which could affect our future revenue. A proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx in January 2021 with an effective date in April 2021. Once the code is effective, all Guardant360 CDx services will be billed with this new code. Additionally, based on this new PLA code, we applied to CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. If CMS grants ADLT status to the Guardant360 CDx test, for the first three quarters thereafter, we can only bill Medicare at the lowest available commercial rate at the launch of the test. After the initial three quarters, we can bill Medicare for Guardant360 CDx services at the median rate of claims paid by commercial payers. Changes to the codes used to bill a test to payers may result in significant changes in its reimbursement, which could negatively impact our revenue. As a result of implementing this new coding change for our Guardant360 CDx test, payments for Guardant360 CDx services could be reduced, put on hold, or eliminated by such payers. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
•Biopharmaceutical customers. Our revenue also depends on our ability to attract, maintain and expand relationships with biopharmaceutical customers. As we continue to develop these relationships, we expect to support a growing number of clinical trials globally and continue to have opportunities to offer our platform to such customers for development services, including companion diagnostic development, novel target discovery and validation, as well as clinical trial enrollment. For example, our Guardant360, Guardant360 CDx and GuardantOMNI tests are being developed as companion diagnostics under collaborations with biopharmaceutical companies, including AstraZeneca, Amgen, Janssen Biotech and Radius Health.
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to our LUNAR program, we initiated a prospective screening study, which we refer to as the ECLIPSE trial, aiming to recruit approximately 10,000 patients and evaluate the performance of our LUNAR-2 assay in detecting colorectal cancer in average-risk adults. In addition, we are investing very heavily in establishing clinical utility of our Guardant Reveal test in adjuvant treatment settings. In 2020, we launched three trials in collaboration with key cancer researchers: COBRA, a randomized controlled study, comprising over 1,400 low-risk stage-II colon cancer patients, ACT-3, comprising over 500 stage 3 colorectal cancer patients, and PEGASUS for the de-escalation of therapy, encompassing over 140 high-risk stage-II and stage-III colon cancer patients. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through distributor relationships, direct contracts with hospitals or partnerships with research organizations. In May 2018, we formed and capitalized a joint venture, Guardant Health AMEA, Inc., which we refer to as the Joint Venture, with SoftBank, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa.
•Sales and marketing expense. Our financial results have historically, and will likely continue to, fluctuate significantly based upon the impact of our sales and marketing expense, and in particular, our various marketing programs around existing and new product introductions.

•General and administrative expense. Our financial results have historically, and will likely continue to, fluctuate significantly based upon the impact of our general and administrative expense, and in particular, our stock-based compensation expense. Our equity awards, including market-based restricted stock units and performance-based restricted stock units, are intended to retain and incentivize employees to lead us to sustained, long-term superior financial and operational performance.
•COVID-19 Global Pandemic. The global outbreak of coronavirus 2019, or COVID-19, has disrupted, and we expect will continue to disrupt, our operations. To protect the health and well-being of our workforce, partners, vendors and customers, we have provided free COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed California’s “shelter in place” public health orders and the guidance from the Centers for Disease Control and Prevention. The COVID-19 global pandemic also has started to negatively affect, and we expect will continue to negatively affect, our revenue and our clinical studies. For example, our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. We launched our Guardant-19 test and received the FDA’s emergency use authorization for use in the detection of the novel coronavirus. The test is being offered to our employees and select partner organizations our CLIA-certified clinical laboratory. We cannot predict the extent to which the Guardant-19 test will be used by third parties.
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
“Adjusted EBITDA” is defined by us as net loss attributable to Guardant Health, Inc. common stockholders before: (i) interest income, (ii) interest expense, (iii) provision for (benefit from) income taxes, (iv) depreciation and amortization expense, (v) other (income) expense, net, (vi) stock-based compensation expense, (vii) adjustments relating to non-controlling interest and contingent consideration and, (viii) acquisition-related expenses, and other non-recurring items, if applicable in a reporting period.
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

	Year Ended December 31,
	2020	2019

Net loss attributable to Guardant Health, Inc. common stockholders	$(253,783)	$(75,651)
Adjustments:
Interest income	(10,171)	(13,741)
Interest expense	4,766	1,181
Other (income) expense, net	(3,641)	(88)
Provision for (benefit from) income taxes	379	(1,872)
Depreciation and amortization	16,065	11,411
Stock-based compensation expense	144,113	16,954
Adjustments relating to noncontrolling interest and contingent consideration	7,380	8,100
Acquisition related expenses (1)	9,707	422
Adjusted EBITDA (non-GAAP)	$(85,185)	$(53,284)
(1) For the year ended December 31, 2020, acquisition related expenses consist of a dispute settlement expense of $1.2 million and an IPR&D technology write off of $8.5 million incurred during the three months ended March 31, 2020 in connection with a settlement and a license purchase agreement. For the year ended December 31, 2019, acquisition related expenses of $0.4 million primarily include certain diligence, accounting, and legal expenses incurred related to our Bellwether acquisition.
Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing and (ii) development services and other.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our Guardant360, Guardant360 CDx and GuardantOMNI tests to clinical and biopharmaceutical customers. In the United States, through December 31, 2020, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare's National Coverage Determination for Next Generation Sequencing first established in March 2018. Tests for patients covered by Medicare represented approximately 37% and 38% of U.S. tests performed during the year ended December 31, 2020 and 2019. We also provide precision oncology testing to biopharmaceutical customers under contracts for which all recognition criteria are met, and we have recognized revenue on an accrual basis for those services.
Development services and other. Development services and other revenue primarily represents services, other than precision oncology testing, that we provide to biopharmaceutical companies and large medical institutions. It includes companion diagnostic development and regulatory approval services, clinical trial setup, monitoring and maintenance, referrals, liquid biopsy testing development and support, as well as GuardantConnect, GuardantINFORM, Guardant-19, and kits fulfillment related revenues. We collaborate with biopharmaceutical companies in the development and clinical trials of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our liquid biopsy panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. Development services and other revenue can vary over time as different projects start and complete.
Costs and operating expenses
Cost of precision oncology testing. Cost of precision oncology testing generally consists of cost of materials, inventory write-downs, direct labor, including bonus, employee benefits and stock-based compensation; equipment and infrastructure expenses associated with processing liquid biopsy test samples, including sample accessioning, library preparation, sequencing, quality control analyses and shipping charges to transport blood samples; freight; curation of test results for physicians; and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, depreciation of leasehold improvements and information technology costs. Costs associated with performing our tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to the tests. Royalties for licensed technology are calculated as a percentage of revenues generated using the associated technology and recorded as expense at the time the related revenue is recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents. While we do not believe the technologies underlying these licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors.
We expect the cost of precision oncology testing to generally increase in line with the increase in the number of tests we perform, but the cost per test to decrease modestly over time due to the efficiencies we may gain as test volume increases, and from automation and other cost reductions.
Cost of development services and other. Cost of development services and other primarily includes costs incurred for the performance of development services requested by our customers comprising of direct labor and material costs including any inventory write-downs. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of revenue. Cost of development services and other will vary depending on the nature, timing and scope of customer projects.
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
Sales and marketing expense. Our sales and marketing expenses are expensed as incurred and include costs associated with our sales organization, including our direct sales force and sales management, client services, marketing and reimbursement, medical affairs, as well as business development personnel who are focused on our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, travel expenses and stock-based compensation, as well as marketing, sales incentives, and educational activities and allocated overhead expenses. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of our tests.
General and administrative expense. Our general and administrative expenses include costs for our executive, accounting and finance, information technology, legal and human resources functions. These expenses consist principally of salaries, bonuses, employee benefits, travel expenses and stock-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs and allocated overhead expenses.
We expect that our general and administrative expenses will continue to increase in absolute dollars, primarily due to increased stock-based compensation expense, including resulting from the market-based restricted stock units granted to our Chief Executive Officer and our President and Chief Operating Officer in May 2020, increased headcount and increased costs associated with operating as a growing public company, including expenses related to legal, accounting, information systems, regulatory, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses being incurred.
Interest income
Interest income consists of interest earned on our cash, cash equivalents and marketable securities.
Interest expense
Interest expense consists primarily of charges relating to amortization/accretion of debt issuance costs and debt discount, interest on finance leases or capital leases and royalty obligations.

Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, payments due and received in relation to the settlement of a patent dispute, net of credit losses, and the relief fund grant from the Department of Health and Human Services, or HHS, under the U.S. Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of operations
The following table sets forth the significant components of our results of operations for the periods presented.

	Year Ended December 31,
	2020	2019

	(in thousands)
Revenue:
Precision oncology testing	$236,324	$180,462
Development services and other	50,406	33,913
Total revenue	286,730	214,375
Costs and operating expenses:
Cost of precision oncology testing(1)	74,769	62,255
Cost of development services and other	17,766	8,465
Research and development expense(1)	149,862	86,292
Sales and marketing expense(1)	106,513	78,335
General and administrative expense(1)	192,770	61,399
Total costs and operating expenses	541,680	296,746
Loss from operations	(254,950)	(82,371)
Interest income	10,171	13,741
Interest expense	(4,766)	(1,181)
Other income (expense), net	3,641	88
Loss before provision for income taxes	(245,904)	(69,723)
Provision for (benefit from) income taxes	379	(1,872)
Net loss	$(246,283)	$(67,851)
(1)Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019

	(in thousands)
Cost of precision oncology testing	$1,839	$863
Research and development expense	10,024	5,907
Sales and marketing expense	9,279	4,716
General and administrative expense	122,971	5,468
Total stock-based compensation expense	$144,113	$16,954

Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Precision oncology testing	$236,324	$180,462	$55,862	31%
Development services	50,406	33,913	16,493	49%
Total revenue	$286,730	$214,375	$72,355	34%
Total revenue was $286.7 million for the year ended December 31, 2020 compared to $214.4 million for the year ended December 31, 2019, an increase of $72.4 million, or 34%.
Precision oncology testing revenue increased to $236.3 million for the year ended December 31, 2020 from $180.5 million for the year ended December 31, 2019, an increase of $55.9 million, or 31%. This increase in precision oncology testing revenue was primarily due to an increase in tests performed, an increase in average selling price per test as a result of expanded coverage of our tests for clinical customers. Precision oncology revenue from tests for clinical customers was $171.8 million for the year ended December 31, 2020, up 70% from $101.0 million for the year ended December 31, 2019. This increase in clinical testing revenue was driven primarily by increases in test volume, higher average revenue per test, plus $11.0 million in revenue received from Medicare during the year ended December 31, 2020 for samples processed in 2019 up from $9.4 million in revenue received from Medicare during the year ended December 31, 2019 for samples processed in 2018. Tests for clinical customers increased to 63,254 for year ended December 31, 2020 from 49,926 for the year ended December 31, 2019 mainly due to an increase in the number of physicians ordering Guardant360 clinical tests. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC.
Precision oncology revenue from tests for biopharmaceutical customers was $64.5 million for the year ended December 31, 2020 and $79.5 million for the year ended December 31, 2019. Tests for biopharmaceutical customers decreased to 15,983 for the year ended December 31, 2020 from 20,643 for the year ended December 31, 2019 primarily due to the timing and progression of clinical trials and studies which resulted in fluctuation in the number of samples received for testing. The average selling price of biopharmaceutical tests was $4,037 for the year ended December 31, 2020, up from $3,850 for the year ended December 31, 2019 due to a greater number of such tests being the GuardantOMNI test, which has a higher selling price than the Guardant360 test. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we began receiving fewer samples for testing on a daily average basis from our clinical and biopharmaceutical customers than before the outbreak of the COVID-19 pandemic. Our future sample volumes and precision oncology revenue may be adversely impacted by the COVID-19 pandemic for the affected periods.
Development services and other revenue increased to $50.4 million for the year ended December 31, 2020 from $33.9 million for the year ended December 31, 2019, an increase of $16.5 million, or 49%. This increase in development services and other revenue was primarily due to new collaboration agreements entered in the year ended December 31, 2020 as well as progression of existing collaboration projects from biopharmaceutical customers for companion diagnostic development and regulatory approval services completed during the year ended December 31, 2020. Our development services arrangements with biopharmaceutical customers and development services revenue may continue to be adversely impacted by the COVID-19 pandemic in future periods.
Costs of Revenue and Gross Margin

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Cost of revenue	$92,535	$70,720	$21,815	31%
Gross profit	$194,195	$143,655
Gross margin	68%	67%

Cost of revenue was $92.5 million for the year ended December 31, 2020 compared to $70.7 million for the year ended December 31, 2019, an increase of $21.8 million, or 31%.
Cost of precision oncology testing revenue was $74.8 million for the year ended December 31, 2020 compared to $62.3 million for the year ended December 31, 2019, an increase of $12.5 million, or 20%. This increase in cost of precision oncology testing was attributable to an increase in sample volumes and was primarily due to a $10.9 million increase in production labor and overhead costs, a $3.1 million increase in material costs, and a $1.9 million increase in other costs including costs related to kits, freight and curation of test results for physicians, offset by a $3.3 million decrease in royalties.
Cost of development services and other was $17.8 million for the year ended December 31, 2020 compared to $8.5 million for the year ended December 31, 2019, an increase of $9.3 million, or 110%. This increase in cost of development services and other was primarily due to an increase in labor costs and materials related to companion diagnostic development and regulatory approval service contracts and costs associated with the development of the Guardant-19 product.
Gross margin for the year ended December 31, 2020 was 68% compared to 67% for the year ended December 31, 2019. Gross margin improvement primarily reflects the impact of increased average selling price per test. Our gross margin may continue to be adversely impacted by the COVID-19 pandemic depending on how long the pandemic lasts and the severity of the situation in the coming periods.
Operating Expenses
Research and development expense

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Research and development	$149,862	$86,292	$63,570	74%
Research and development expenses were $149.9 million for the year ended December 31, 2020 compared to $86.3 million for the year ended December 31, 2019, an increase of $63.6 million, or 74%. This increase in research and development expense was primarily due to an increase of $25.1 million in personnel-related costs for employees in our research and development group, including a $4.1 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology. The increase is also attributable to an increase of $10.7 million in development consulting fees, an increase of $10.7 million in material costs related to various programs, an increase of $8.5 million relating to in-process research and development (IPR&D) technology expensed in connection with a patent license acquisition that occurred in March 2020, an increase of $5.9 million related to allocated facility and information technology infrastructure costs and an increase of $0.9 million in allocated facilities and information technology infrastructure costs as we increased our headcount to support continued investment in our technology. Our research and development expenses are expected to increase in absolute dollars in coming years as the Company continues to innovate and invest in new product initiatives with a particular focus on LUNAR program.
Sales and marketing expense

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Sales and marketing	$106,513	$78,335	$28,178	36%
Selling and marketing expenses were $106.5 million for the year ended December 31, 2020 compared to $78.3 million for the year ended December 31, 2019, an increase of $28.2 million, or 36%. This increase was primarily due to an increase of $18.7 million in personnel-related costs, including a $4.6 million increase in stock-based compensation, associated with the expansion of our commercial organization, an increase of $5.3 million related to allocated facilities and information technology infrastructure costs, and an increase of $4.3 million in professional service expenses related to marketing activities. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of our tests.

General and administrative expense

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
General and administrative	$192,770	$61,399	$131,371	214%
General and administrative expenses were $192.8 million for the year ended December 31, 2020 compared to $61.4 million for the year ended December 31, 2019, an increase of $131.4 million, or 214%. This increase was primarily due to an increase of $122.1 million in personnel-related costs, including a $117.5 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Chief Executive Officer and our President and Chief Operating Officer as well as an increase in our headcount, an increase of $4.3 million related to allocated facilities and information technology infrastructure costs, an increase of $1.7 million in office administrative costs, an increase of $1.2 million related to settlement costs in connection with a patent license acquisition that occurred in March 2020, and an increase of $1.2 million in professional service expenses related to outside legal, accounting, consulting and IT services. Our general and administrative expenses may increase in the near term due to increase in stock-based compensation expense associated with increase headcount as well as expense recognition associated with the market-based restricted stock units.
Interest income

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Interest income	$10,171	$13,741	$(3,570)	(26)%
Interest income was $10.2 million for the year ended December 31, 2020 compared to $13.7 million for the year ended December 31, 2019, a decrease of $3.6 million, or (26)%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, offset by a significant increase in cash, cash equivalents and marketable securities related to the receipt of cash proceeds from our follow-on public offering completed in June 2020 and borrowings on our convertible senior notes issued in November 2020.
Interest expense

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Interest expense	$(4,766)	$(1,181)	$(3,585)	304%
Interest expense was $4.8 million for the year ended December 31, 2020 compared to $1.2 million for the year ended December 31, 2019, an increase of $3.6 million, or 304%. This increase was primarily due to charges related to amortization of debt issuance costs and accretion of debt discount related to our convertible senior notes issued in November 2020, partially offset by the decrease in interest expense due to the settlement of all outstanding royalty obligations in March 2020 related to a patent license agreement we entered into in January 2017.
Other income (expense), net

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Other income (expense), net	$3,641	$88	$3,553	*
*    Not meaningful
For the year ended December 31, 2020, other income (expense), net included receipt of $1.8 million received from HHS’s relief fund under the CARES Act, and $1.0 million received in connection with settlement of a patent dispute. There was no similar charge or gain for the year ended December 31, 2019.

Other income (expense), net also included foreign currency exchange gains of $0.5 million for the year ended December 31, 2020. Foreign currency exchange gains/losses for the year ended December 31, 2019 was immaterial.
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands)
Provision for (benefit from) income taxes	$379	$(1,872)	$2,251	(120)%

Provision for income taxes was immaterial for the year ended December 31, 2020. Benefit from income taxes of $1.9 million for the year ended December 31, 2019 was primarily due to the release of valuation allowance of $1.6 million associated with nondeductible intangible assets recorded as part of the Bellwether Bio acquisition.  Additionally, there was a benefit of $0.4 million for the year ended December 31, 2019 associated with the utilization of tax losses from continuing operations against other comprehensive income gains.

Quarterly results of operations
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the 24-month period ended December 31, 2020.  The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States of America and on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our results of operations. This data should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for the full year or any future period.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$64,703	$60,384	$50,991	$60,246	$57,414	$52,147	$42,064	$28,837
Development services	13,613	14,185	15,344	7,264	5,483	8,701	11,911	7,818
Total revenue	78,316	74,569	66,335	67,510	62,897	60,848	53,975	36,655
Costs and operating expenses:
Cost of precision oncology testing	22,070	16,699	17,809	18,191	20,004	16,578	14,650	11,023
Cost of development services	6,337	4,488	4,626	2,315	1,834	1,936	2,183	2,512
Research and development expense	40,282	36,245	36,319	37,016	25,875	24,569	19,532	16,316
Sales and marketing expense	31,288	25,095	25,015	25,115	22,287	18,802	19,439	17,807
General and administrative expense	69,505	66,294	37,186	19,785	18,859	16,440	13,439	12,661
Total costs and operating expenses	169,482	148,821	120,955	102,422	88,859	78,325	69,243	60,319
Loss from operations	(91,166)	(74,252)	(54,620)	(34,912)	(25,962)	(17,477)	(15,268)	(23,664)
Interest income	1,900	2,313	2,640	3,318	3,871	4,286	3,099	2,485
Interest expense	(4,736)	(8)	(10)	(12)	(321)	(280)	(287)	(293)
Other income (expense), net	1,220	345	2,285	(209)	(187)	179	(51)	147
Loss before provision for income taxes	(92,782)	(71,602)	(49,705)	(31,815)	(22,599)	(13,292)	(12,507)	(21,325)
Provision for(benefit from) income taxes	263	68	34	14	(489)	(202)	(1,207)	26
Net loss	(93,045)	(71,670)	(49,739)	(31,829)	(22,110)	(13,090)	(11,300)	(21,351)
Adjustment of redeemable noncontrolling interest	(700)	(6,000)	(4,900)	4,100	(3,100)	300	(300)	(4,700)
Net loss attributable to Guardant Health, Inc. common stockholders	$(93,745)	$(77,670)	$(54,639)	$(27,729)	$(25,210)	$(12,790)	$(11,600)	$(26,051)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.94)	$(0.78)	$(0.57)	$(0.29)	$(0.27)	$(0.14)	$(0.13)	$(0.30)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	100,018	99,554	96,011	94,382	93,997	93,303	89,036	85,935
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of December 31, 2020, we had an accumulated deficit of $606.6 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical trials and develop new product, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of December 31, 2020, we had cash and cash equivalents of $833.0 million and marketable securities of $1.2 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Currently, our funds are held in marketable securities consisting of United States treasury securities.
Based on our current business plan, we believe our current cash, cash equivalents and marketable securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Annual Report on Form 10-K. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As revenue from precision oncology testing and development services and other is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(103,927)	$(47,134)
Net cash used in investing activities	(617,086)	(317,570)
Net cash provided by financing activities	1,410,307	367,304
Operating activities
Cash used in operating activities during the year ended December 31, 2020 was $103.9 million, which resulted from a net loss of $246.3 million and net change in our operating assets and liabilities of $47.7 million, partially offset by non-cash charges of $190.0 million. Non-cash charges primarily consisted of $144.1 million of stock-based compensation, $16.1 million of depreciation and amortization, $8.5 million of charge of in-process research and development costs with no alternative future use, $7.2 million of credit loss adjustment and others, $5.6 million of non-cash operating lease costs, and $4.0 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $19.3 million increase in other assets for security deposits relating to new leases we entered into in 2020, a $7.9 million decrease in accounts payable, a $7.5 million increase in inventory due to higher testing volumes, a $6.1 million increase in prepaid expenses and other current assets, a $6.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $5.5 million increase in accounts receivables driven by increased sales to biopharmaceutical customers and a $3.7 million decrease in deferred revenue partially offset by a $9.7 million increase in accrued compensation due to increased personnel.
Cash used in operating activities during the year ended December 31, 2019 was $47.1 million, which resulted from a net loss of $67.9 million and net change in our operating assets and liabilities of $8.3 million, partially offset by non-cash charges of $29.0 million. Non-cash charges primarily consisted of $11.4 million of depreciation and amortization and $17.0 million of stock-based compensation, partially offset by $2.3 million of amortization of discount on investment. The net change in our operating assets and liabilities was primarily the result of a $7.4 million increase in accounts receivable driven by increased sales to biopharmaceutical customers and adoption of ASC 606, a $6.2 million increase in prepaid expenses and other current assets, a $6.0 million increase in inventory to support testing volumes, a $2.9 million increase in other assets for security deposits relating to new leases entered into in 2019 and a $3.9 million decrease in deferred revenue partially offset by a $9.3 million increase in accrued expenses and other current liabilities, a $5.6 million increase in accrued compensation due to increased personnel, a $4.3 million increase in accounts payable and a $1.2 million increase in operating lease liabilities as a result of the adoption of ASC 842.
Investing activities
Cash used in investing activities during the year ended December 31, 2020 was $617.1 million, which resulted primarily from purchases of marketable securities of $1.1 billion, purchases of property and equipment of $36.2 million, and purchases of intangible assets of $17.9 million, partially offset by proceeds from the maturities of marketable securities of $562.5 million.

Cash used in investing activities during the year ended December 31, 2019 was $317.6 million, which resulted primarily from purchases of marketable securities of $614.3 million, purchases of property and equipment of $18.7 million, purchase of business of $7.3 million and purchase of intangible assets of $2.5 million, partially offset by our proceeds from the maturities of marketable securities of $325.3 million.
Financing activities
Cash provided by financing activities during the year ended December 31, 2020 was $1.4 billion which was primarily due to net proceeds of $1.1 billion from borrowings on convertible senior notes, proceeds of $354.6 million from a follow-on offering of our common stock, net of underwriting discounts and commissions and offering expenses payable by us, proceeds of $9.5 million from exercise of stock options and proceeds of $7.1 million from issuances under employee stock purchase plan, partially offset by purchases of note hedges relating to the convertible senior notes of $90.0 million and taxes paid related to net share settlement of restricted stock units of $3.4 million.
Cash provided by financing activities during the year ended December 31, 2019 was $367.3 million which was primarily due to proceeds of $350.4 million from the follow-on offering completed in May 2019, and receipt of proceeds of $11.6 million from issuance of common stock upon exercise of stock options and $6.4 million from issuances under our employee stock purchase plan.
Contractual obligations and commitments
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractually committed future obligations as of December 31, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Operating lease obligations (1) (2)	$60,607	$9,129	$22,203	$21,632	$7,643
(1)We lease our office and laboratory space in Redwood City, California, and office space in Spring City, Texas and Seattle, Washington under operating leases that expire between January 2021 and November 2027. We also have operating leases for manufacturing and office equipment through March 2023.
(2)Excludes two facility lease agreements entered into in July 2020 that had not yet commenced as of December 31, 2020. The lease terms of these facility leases range from 8-12 years, and one of the lease agreements provides an option to renew the lease term for an additional ten years. As of December 31, 2020, the Company has additional future minimum lease payments relating to these two facility lease agreements amounting to $239.5 million. The Company anticipates to take possession of these facilities within the second fiscal quarter of 2021.
(3)We have patent license agreements with four parties. Under these agreements, we have made one-time and milestone license fee payments that we have capitalized and are amortizing to expense ratably over the useful life of the applicable underlying patent rights. Under some of these agreements, we are obligated to pay low single-digit percentage running royalties on net sales where the patent right(s) are used in the product or service sold, subject to minimum annual royalties or fees in certain agreements.
Off-balance sheet arrangements
As of December 31, 2020, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical accounting policies and estimates
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition
We derive revenue from the provision of precision oncology testing services provided to our ordering physicians and biopharmaceutical customers, as well as from biopharmaceutical research and development services provided to our biopharmaceutical customers. Precision oncology services include genomic profiling and the delivery of other genomic information derived from our platform. Development services and other include companion diagnostic development, clinical trial set up, monitoring and maintenance, information solutions and laboratory services, and other miscellaneous revenue streams. We currently receive payments from commercial third-party payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies and research institutes.
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
We recognize development services and other revenue over the period in which biopharmaceutical research and development services are provided. Specifically, we recognize revenue using an input method to measure progress, utilizing costs incurred to-date relative to total expected costs as its measure of progress. We also assess the changes to the total expected cost estimates as well as any incremental fees negotiated resulting from changes to the scope of the original contract in determining the revenue recognition at each reporting period. For development of new products or services under these arrangements, costs incurred before technological feasibility is reached are included as research and development expenses in our consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services.
We also have other miscellaneous revenue streams such as relating to GuardantINFORM, Guardant-19 screening in connection with the outbreak of COVID-19, referral fees, maintenance, kits fulfillment related revenues.
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

In May 2018, we and an affiliate of SoftBank formed and capitalized the Joint Venture for the sale, marketing and distribution of our tests in the JV Territory. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa. The Joint Venture is deemed to be a VIE and we are identified as the primary beneficiary of the VIE. Consequently, we have consolidated the financial position, results of operations and cash flows of the Joint Venture in our financial statements and all intercompany balances have been eliminated in consolidation.
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
We estimate the fair value of stock options granted under the 2012 Stock Plan, the 2018 Incentive Award Plan, and under the Guardant Health AMEA, Inc.'s 2020 Equity Incentive Plan for the Joint Venture, and stock purchase rights granted under our 2018 Employee Stock Purchase Plan on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions used to calculate the fair value of our stock options were:
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
Black-Scholes assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model, including the Joint Venture, were as follows for stock option granted to our employees, directors and nonemployees for the periods presented:

Year Ended December 31,
	2020	2019	2018

Expected term (in years)	5.50 – 6.10	5.50 – 6.22	5.01 – 6.51
Expected volatility	63.6% – 73.3%	63.2% – 68.7%	68.7% – 78.8%
Risk-free interest rate	0.3% – 1.6%	1.6% – 2.7%	2.5% – 3.0%
Expected dividend yield	—%	—%	—%
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
Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the notes, we allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness. As of December 31, 2020, we had cash and cash equivalents of $833.0 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities, U.S. government agency bonds and corporate bonds. As of December 31, 2020, we had short-term marketable securities of $961.9 million and long-term marketable securities of $246.6 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of December 31, 2020, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $8.1 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $1.0 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through December 31, 2020, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of December 31, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
Guardant Health, Inc.
Index to Consolidated Financial Statements
As of December 31, 2020 and 2019, and
For the Years Ended December 31, 2020, 2019 and 2018
The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption “Quarterly Results of Operations”, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guardant Health, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
For the year ended December 31, 2020, revenue recognized from Precision Oncology was $236.3 million. As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from the performance of precision oncology tests for clinical customers upon delivery of test results to the ordering physician. As most precision oncology tests requested by customers are sold based on a physician requisition form without further written terms and conditions, the Company determined an implied contract exists with its patients and estimates variable consideration to be received for these services. Management estimates variable consideration based on historical payment data from third-party payers and patients adjusted for known and forecasted changes in payment patterns and subject to a constraint such that revenue recognized is not expected to be reversed.

Auditing the Company’s estimate of total consideration expected to be received for the precision oncology tests is complex and requires significant judgement to evaluate management’s estimate of payments to be received for the tests. This estimate is affected by assumptions on coverage of the tests for the patient and experience with collection from third-party payors.

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

Valuation of Redeemable Non-Controlling Interest
Description of the Matter
As described in Note 3 to the consolidated financial statements, in May 2018, the Company entered into an agreement with an entity affiliated with SoftBank, a related party, to establish a Joint Venture to distribute the Company’s tests in certain markets outside the United States. The Company is consolidating the Joint Venture and as part of the accounting for the redeemable noncontrolling interest (“NCI”) held by Softbank, the Company is carrying the NCI at its fair value as the agreement has a put feature which contractually allows Softbank to return the NCI interest back to the Company. The fair value of the NCI was determined using two valuation models, the income approach and the market approach. Determining the fair value of the NCI requires judgment and the use of significant estimates and assumptions, such as, a discount rate and an exit multiple rate. The discount rate is applied to calculate the present value the expected future cash flows of the Joint Venture. The selection of exit multiple rate is used in establishing the value of an exit event (i.e. sale or initial public offering) of the Joint Venture. These significant estimates and assumptions are forward looking and could be affected by future economic and market conditions. At December 31, 2020, the Company’s non-controlling interest was $57.1 million.

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
Redwood City, California
February 25, 2021

Guardant Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$832,977	$143,228
Short-term marketable securities	961,903	379,574
Accounts receivable, net	53,299	47,986
Inventory	22,716	15,181
Prepaid expenses and other current assets, net	17,466	11,389
Total current assets	1,888,361	597,358
Long-term marketable securities	246,597	268,783
Property and equipment, net	62,782	43,668
Right-of-use assets	37,343	29,140
Intangible assets, net	16,155	8,524
Goodwill	3,290	3,290
Capitalized license fees	45	6,890
Other assets, net	17,208	4,882
Total Assets(1)	$2,271,781	$962,535
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,340	$16,197
Accrued compensation	28,280	18,557
Accrued expenses	22,639	25,703
Deferred revenue	8,550	12,277
Total current liabilities	66,809	72,734
Convertible senior notes, net	806,292	—
Long-term operating lease liabilities	41,565	33,256
Obligation related to royalty	—	6,880
Other long-term liabilities	1,520	1,672
Total Liabilities(1)	916,186	114,542
Commitments and contingencies (Note 10)

	As of December 31,
	2020	2019

Redeemable noncontrolling interest	57,100	49,600
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of December 31, 2020 and 2019; 100,213,985 and 94,261,414 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	1,902,389	1,150,090
Accumulated other comprehensive income	2,697	1,111
Accumulated deficit	(606,592)	(352,809)
Total Stockholders’ Equity	1,298,495	798,393
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$2,271,781	$962,535
(1) As of December 31, 2020 and 2019, this balance includes $35.0 million and $45.1 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and VIE’s subsidiaries, and $4.9 million and $5.7 million of liabilities of the consolidated VIE and VIE’s subsidiaries, respectively, for which their creditors do not have recourse to the general credit of the Company. See Note 3, Investment in Joint Venture.

The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Revenue:
Precision oncology testing (1)	$236,324	$180,462	$78,407
Development services and other (1)	50,406	33,913	12,232
Total revenue	286,730	214,375	90,639
Costs and operating expenses:
Cost of precision oncology testing	74,769	62,255	39,846
Cost of development services and other	17,766	8,465	3,364
Research and development expense	149,862	86,292	50,714
Sales and marketing expense	106,513	78,335	53,465
General and administrative expense	192,770	61,399	36,192
Total costs and operating expenses	541,680	296,746	183,581
Loss from operations	(254,950)	(82,371)	(92,942)
Interest income	10,171	13,741	5,266
Interest expense	(4,766)	(1,181)	(1,251)
Other income	3,641	88	4,702
Loss before provision for income taxes	(245,904)	(69,723)	(84,225)
Provision for (benefit from) income taxes	379	(1,872)	38
Net loss	(246,283)	(67,851)	(84,263)
Adjustment of redeemable noncontrolling interest	(7,500)	(7,800)	(800)
Net loss attributable to Guardant Health, Inc. common stockholders	$(253,783)	$(75,651)	$(85,063)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(2.60)	$(0.84)	$(2.80)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	97,504	90,597	30,403
(1) Fiscal year 2018 results do not reflect the impact of the adoption of the new revenue accounting standard in fiscal year 2019.
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net loss	$(246,283)	$(67,851)	$(84,263)
Other comprehensive income (loss), net of tax impact:
Unrealized gain on available-for-sale securities	1,131	1,110	449
Foreign currency translation adjustments	455	84	—
Other comprehensive income	1,586	1194	449
Comprehensive loss	$(244,697)	$(66,657)	$(83,814)
Comprehensive loss attributable to redeemable noncontrolling interest	(7,500)	(7,800)	(800)
Comprehensive loss attributable to Guardant Health, Inc.	$(252,197)	$(74,457)	$(84,614)
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount

Balance as of January 1, 2018	$—	78,627,369	$499,974	11,896,882	$—	$4,900	$(532)	$(195,736)	$308,606
Conversion of convertible preferred stock to common stock upon initial public offering	—	(78,627,369)	(499,974)	58,264,577	1	499,973	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $4,475	—	—	—	14,375,000	—	249,531	—	—	249,531
Issuance of common stock upon exercise of stock options	—	—	—	963,119	—	2,905	—	—	2,905
Issuance of common stock upon early exercise of stock options	—	—	—	44,268	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	320,289	—	45	—	—	45
Repurchase of common stock	—	—	—	(31,681)	—	(172)	—	—	(172)
Stock-based compensation	—	—	—	—	—	6,851	—	—	6,851
Issuance of equity interests in redeemable noncontrolling interest	41,000	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest	800	—	—	—	—	—	—	(800)	(800)
Other comprehensive gain, net of tax impact	—	—	—	—	—	—	449	—	449
Net loss	—	—	—	—	—	—	—	(84,263)	(84,263)
Balance as of December 31, 2018	41,800	—	—	85,832,454	1	764,033	(83)	(280,799)	483,152
Cumulative effect adjustment for Topic 606 adoption	—	—	—	—	—	—	—	4,907	4,907
Cumulative effect adjustment for ASU 2018-07 adoption	—	—	—	—	—	1,266	—	(1,266)	—
Issuance of common stock upon follow-on offering, net of offering costs of $723	—	—	—	5,175,000	—	349,709	—	—	349,709
Issuance of common stock upon exercise of stock options	—	—	—	2,999,419	—	11,638	—	—	11,638
Vesting of restricted stock units	—	—	—	22,208	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	—	—	95	—	—	95
Common stock issued under employee stock purchase plan	—	—	—	232,333	—	6,395	—	—	6,395
Stock-based compensation	—	—	—	—	—	16,954	—	—	16,954
Adjustment of redeemable noncontrolling interest	7,800	—	—	—	—	—	—	(7,800)	(7,800)
Other comprehensive gain, net of tax impact	—	—	—	—	—	—	1,194	—	1,194
Net loss	—	—	—	—	—	—	—	(67,851)	(67,851)
Balance as of December 31, 2019	49,600	—	—	94,261,414	1	1,150,090	1,111	(352,809)	798,393
Issuance of common stock upon follow-on offering, net of offering costs of $1,130	—	—	—	4,312,500	—	354,600	—	—	354,600
Equity component of convertible senior notes, net	—	—	—	—	—	330,403	—	—	330,403
Purchase of convertible senior note hedges	—	—	—	—	—	(90,045)	—	—	(90,045)
Issuance of common stock upon exercise of stock options	—	—	—	1,446,843	—	9,528	—	—	9,528
Vesting of restricted stock units	—	—	—	97,188	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	—	—	52	—	—	52
Common stock issued under employee stock purchase plan	—	—	—	96,040	—	7,095	—	—	7,095
Taxes paid related to net share settlement of restricted stock units	—	—	—	—	—	(3,447)	—	—	(3,447)
Stock-based compensation	—	—	—	—	—	144,113	—	—	144,113
Adjustment of redeemable noncontrolling interest	7,500	—	—	—	—	—	—	(7,500)	(7,500)
Other comprehensive gain, net of tax impact	—	—	—	—	—	—	1,586	—	1,586
Net loss	—	—	—	—	—	—	—	(246,283)	(246,283)
Balance as of December 31, 2020	$57,100	—	$—	100,213,985	$1	$1,902,389	$2,697	$(606,592)	$1,298,495

The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018

OPERATING ACTIVITIES:
Net loss	$(246,283)	$(67,851)	$(84,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,065	11,411	7,136
Non-cash operating lease costs	5,567	4,409	—
Charge of in-process research and development costs with no alternative future use	8,500	—	—
Unrealized translation gains on obligation related to royalty	—	(147)	(357)
Re-valuation of contingent consideration	(120)	300	—
Non-cash stock-based compensation	144,113	16,954	6,851
Amortization of debt discount and debt issuance costs	4,729	—	—
Amortization of premium (discount) on marketable securities	4,016	(2,310)	(412)
Benefit from income tax differences	—	(1,597)	—
Credit loss adjustment and others	7,151	—	(13)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(5,463)	(7,389)	(22,903)
Inventory	(7,535)	(6,045)	(1,849)
Prepaid expenses and other current assets	(6,077)	(6,185)	(3,663)
Other assets	(19,326)	(2,852)	(451)
Accounts payable	(7,859)	4,341	5,046
Accrued compensation	9,723	5,571	8,075
Accrued expenses and other current liabilities	(1,359)	9,289	286
Operating lease liabilities	(6,042)	(1,172)	—
Deferred rent	—	—	1,307
Deferred revenue	(3,727)	(3,861)	13,025
Net cash used in operating activities	(103,927)	(47,134)	(72,185)
INVESTING ACTIVITIES:
Purchase of marketable securities	(1,125,575)	(614,290)	(287,450)
Maturity of marketable securities	562,548	325,333	154,625
Business acquisition, net of cash acquired	—	(7,328)	—
Purchase of property and equipment	(36,173)	(18,717)	(20,203)
Purchase of intangible assets and capitalized license obligations	(17,886)	(2,500)	—
Payment in connection with a license agreement	—	(68)	—
Net cash used in investing activities	(617,086)	(317,570)	(153,028)
FINANCING ACTIVITIES:
Payments made on royalty obligations	—	(311)	—
Payments made on finance lease obligations	(174)	(127)	(443)
Proceeds from issuance of common stock under employee stock purchase plan	7,095	6,395	—
Proceeds from issuance of common stock upon exercise of stock options	9,528	11,638	3,111
Proceeds from issuance of common stock upon the exercise of warrants	—	—	45
Taxes paid related to net share settlement of restricted stock units	(3,447)	—	—

	Year Ended December 31,
	2020	2019	2018

Repurchase of common stock	—	—	(172)
Proceeds from public offerings of common stock	355,730	350,432	254,006
Payment of offering costs related to public offerings of common stock	(1,130)	(723)	(4,386)
Proceeds from borrowings on convertible senior notes, net	1,132,750	—	—
Purchase of convertible note hedges	(90,045)	—	—
Net proceeds from issuance of equity interests in redeemable noncontrolling interest	—	—	41,000
Net cash provided by financing activities	1,410,307	367,304	293,161
Net effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	455	84	—
Net increase in cash, cash equivalents and restricted cash	689,749	2,684	67,948
Cash, cash equivalents and restricted cash – Beginning of period	143,228	140,544	72,596
Cash and cash equivalents – End of period	$832,977	$143,228	$140,544
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$13,123	$16,714	$—
Cash paid for interest	$—	$1,181	$1,251
Cash paid for income taxes	$331	$298	$102
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,986	$4,818	$1,522
Vesting of common stock exercised early	$52	$95	$—
Initial fair value of contingent consideration at acquisition date	$—	$1,065	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$—	$89
Debt issuance costs included in accounts payable and accrued expenses	$784	$—	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$499,974
The accompanying notes are an integral part of these consolidated financial statements.

 Guardant Health, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Guardant Health, Inc. (the “Company”) is a leading precision oncology company focused on helping conquer cancer globally through use of its proprietary blood tests, vast data sets and advanced analytics. The key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which the Company enables by a routine blood draw, or liquid biopsy. The Guardant Health Oncology Platform is designed to leverage the Company’s capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of its goal to manage cancer across all stages of the disease, the Company has launched its Guardant360, Guardant 360 CDx, and GuardantOMNI liquid biopsy-based tests for advanced stage cancer and in February 2021, launched its Guardant Reveal liquid biopsy-based tests for residual and recurring cancer to first address the need in Stage II-III colorectal cancer, and is developing tests from its Guardant360 tissue program which aims to address challenges with tissue genotyping products currently available in the market and its LUNAR program which aim to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, and asymptomatic individuals eligible for cancer screening and individuals at a higher risk for developing cancer with early detection. Using data collected from the Company's tests, the Company has also developed GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to further unlock insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P. (“SoftBank”). Under the terms of the joint venture agreement, the Company held a 50% ownership interest in the Joint Venture. As of December 31, 2020, the Joint Venture has subsidiaries in Singapore and Japan (see Note 3, Investment in Joint Venture) and the Company has a subsidiary in Switzerland which was incorporated in 2019.
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
The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2020 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, estimation of credit losses, standalone selling price allocation included in contracts with multiple performance obligations, the fair value of assets acquired and liabilities assumed for business combinations, goodwill and identifiable intangible assets, stock-based compensation, contingencies, certain inputs into the provision for (benefit from) income taxes, including related reserves, valuation of redeemable noncontrolling interest, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates. The extent to which the coronavirus 2019, or COVID-19 pandemic will ultimately impact the Company’s business, results of operations, financial conditions, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside the Company’s control, such as the duration, scope and severity of the pandemic, steps required or mandated by governments to mitigate the impact of the pandemic, and whether COVID-19 can be effectively prevented, detected, contained and treated, particularly in the markets where the Company operates.

JOBS Act Accounting Election
Effective December 31, 2019, the Company is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Foreign Currency Translation
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. For the year ended December 31, 2020, 2019 and 2018, foreign currency translation adjustment was immaterial.
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
The Company did not have any restricted cash as of December 31, 2020 and 2019.
Marketable Securities
Marketable securities consist primarily of high-grade U.S. government and agency securities and corporate bonds. Marketable securities with original maturities at the time of purchase between three and twelve months from balance sheet dates are classified as short-term marketable securities and those with maturities over twelve months from balance sheet dates are classified as long-term marketable securities. The Company classifies all marketable securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive gain (loss) in stockholders’ equity. Any premium or discount arising at purchase is amortized or accreted to interest income or expense.
The Company periodically evaluates its available-for-sale marketable securities for impairment. Prior to the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, the Company assesses whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not that it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and management’s strategy and intentions for holding the marketable security. Realized gains and losses and declines in value, if any, judged to be other than temporary on available‑for‑sale securities are reported in other income (expense), net on the consolidated statements of operations. When securities are sold, any associated unrealized gain or loss initially recorded as a separate component of stockholders’ equity is reclassified out of stockholders’ equity on a specific‑identification basis and recorded in earnings for the period.
Starting January 1, 2020, upon adoption of ASU 2016-13, when the fair value of a marketable security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income (expense), net on the consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive gain (loss) in stockholders’ equity.
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
The Company is subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the provision of precision oncology services and development services in the United States and are primarily with biopharmaceutical companies with high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded at net amounts.
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

	Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
	2020	2019	2018	2020	2019

Customer A	10%	26%	18%	11%	40%
Customer B	25%	14%	*	13%	*
Customer C	*	*	*	*	10%
Customer D	*	*	*	12%	*
Customer E	*	*	*	11%	*
*    less than 10%

The Company is also subject to credit risk from its other receivables and other assets. The Company's other receivables and other assets include payments due from a third-party in relation to the settlement of a patent dispute reached in August 2020 for $8.0 million payable over a period of 6 years. In December 2020, the Company received the first installment payment of $1.0 million and recorded a gain in other income (expense), net on the consolidated statements of operations. The Company has evaluated and recorded a credit loss for the remaining $7.0 million considering the third-party's credit worthiness and lack of collection history. The following table presents the receivable and the related credit loss amounts:

	Gross Amount		Allowance for Credit Losses			Net Amount
	December 31, 2020	December 31, 2019	Year Ended December 31, 2020			December 31, 2020	December 31, 2019
			Beginning Balance	Charged to (Reversed from) Other Income (Expense), Net	Ending Balance

(in thousand)
Prepaid expenses and other current assets	$—	$—	$—	$—	$—	$—	$—
Other assets	7,000	—	—	(7,000)	(7,000)	—	—
Accounts Receivable, Net
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of December 31, 2020 and 2019, the Company had immaterial allowance for credit losses related to its accounts receivable.
Inventory
Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consisted entirely of supplies, which are consumed when providing liquid biopsy tests, and therefore the Company does not maintain any finished goods inventory.
In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of precision oncology testing and cost of development services and other, as appropriate.
Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation is computed over estimated useful lives of the related assets using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically reviews the depreciable lives assigned to property and equipment placed in service and changes the estimates of useful lives, if necessary. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
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
Asset Acquisition
If an acquisition of an asset or group of assets does not meet the definition of a business, the transaction is accounted for as an asset acquisition rather than a business combination. An asset acquisition does not result in the recognition of goodwill and transaction costs are capitalized as part of the cost of the asset or group of assets acquired. Transaction costs allocated to in-process research and development technology with no future alternate use is expensed as incurred. The total consideration is allocated to the various intangible assets acquired on a relative fair value basis. Cash paid in connection of purchase of in-process research and development technology in an asset acquisition is presented within the investing activities of the consolidated statement of cash flows.
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill and IPR&D are not amortized but are tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2020, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 6—12 years.
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
In March 2020, after the settlement of an arbitration and patent license acquisition as discussed in Note 6, Acquisitions, the Company no longer has such royalty obligations.
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
Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, the Company separates the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the notes, the Company allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets.
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
Effective January 1, 2019, the Company adopted the new revenue recognition standard Financial Accounting Standards Board (“FASB") ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Revenues are recognized when control of services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the year ended December 31, 2020 and 2019, the Company recorded $26.0 million and $16.8 million as revenue, respectively, resulting from cash collections over the expected reimbursement period exceeding the estimated variable consideration related to samples processed in the previous years, including revenue received from successful appeals of reimbursement denials.
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
The Company collaborates with pharmaceutical companies in the development of new drugs. As part of these collaborations, the Company provides services related to regulatory filings to support companion diagnostic device submissions for the Company’s liquid biopsy panels. Under these collaborations, the Company generates revenue from achievement of milestones, as well as provision of on-going support. For development services performed, the Company is compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and other developmental milestone payments. The transaction price of the Company's development services contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, the Company considers its historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than the Company. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is assessed and updated at each reporting period as a revision to the estimated transaction price.
The Company recognizes development services over the period in which biopharmaceutical research and development services are provided. Specifically, the Company recognizes revenue using an input method to measure progress, utilizing costs incurred to-date relative to total expected costs as its measure of progress. The Company assesses the changes to the total expected cost estimates as well as any incremental fees negotiated resulting from changes to the scope of the original contract in determining the revenue recognition at each reporting period. The Company revised and increased its total estimated costs relating to one of the development services contracts during the year ended December 31, 2020. Had the Company included such additional costs in the original estimated costs, revenues for the year ended December 31, 2019 would have been lower by $1.8 million. For development of new products or services under these arrangements, costs incurred before technological feasibility is reached are included as research and development expenses in the Company’s consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services and other.
The Company also has other miscellaneous revenue streams that are recognized in addition to development services noted above such as clinical trial setup, monitoring and maintenance, referral fees, liquid biopsy testing development and support, GuardantConnect, GuardantINFORM and Guardant-19, and kits fulfillment related revenues. Revenues related to clinical trial setup, monitoring and maintenance, referral fees, liquid biopsy testing development and support, GuardantConnect, GuardantINFORM are generally recognized overtime based on an input method to measure progress in the period when the associated services have been performed. Guardant-19 and kits fulfillment related revenues are recognized when such products are delivered.

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
Contract assets
Contract assets consists primarily of: i) precision oncology testing revenues to clinical customers that are recognized upon delivery of the test results prior to cash collection; and ii) development services and other revenues to biopharmaceutical customers that are recognized upon the achievement of performance-based milestones but prior to the establishment of billing rights. Contract assets are relieved when the Company receives payments from clinical customers, or when it invoices the biopharmaceutical customers when milestones are achieved, thereby reclassifying the balances from contract assets to accounts receivable. Contract assets are presented under accounts receivable, net and other assets, net on the Company’s consolidated balance sheets. As of December 31, 2020, the Company had contract assets of $15.6 million which was recorded in accounts receivable, net, which included $8.4 million of unbilled receivable relating to Guardant360 CDx. As of December 31, 2019, the Company had contract assets of $6.2 million of which $1.0 million was recorded in other assets, net.
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company’s performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of December 31, 2020 and 2019, the deferred revenue balance was $8.6 million and $12.3 million, respectively, which included $3.0 million and $4.8 million, respectively, related to collaboration development efforts with pharmaceutical companies to be recognized as the Company performs research and development services in the future periods. Revenue recognized in the year ended December 31, 2020 that was included in the deferred revenue balance as of December 31, 2019 was $10.2 million, of which $4.8 million represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers. Revenue recognized in the year ended December 31, 2019 that was included in the deferred revenue balance as of January 1, 2019 was $15.2 million, which primarily represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers.
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
Cost of Development Services and Other
Cost of development service and other primarily includes costs incurred for the performance of development services requested by the Company’s biopharmaceutical customers and other revenues included as noted above. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of development services and other.
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
Advertising
The Company expenses advertising costs as incurred. The Company incurred advertising costs of $1.2 million, $1.3 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Deferred Offering Costs
Deferred offering costs consist of fees and expenses incurred in connection with the anticipated sale of the Company’s common stock in the IPO, including the legal, accounting, printing and other IPO-related costs. In October 2018, upon completion of the IPO, the Company reclassified deferred offering costs of $4.5 million into additional paid-in capital as a reduction of the net proceeds received from the IPO. There were no deferred offering costs as of December 31, 2020 and 2019.
Stock‑Based Compensation
Stock‑based compensation related to stock options granted to the Company’s and the Joint Venture's employees, directors and nonemployees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. Compensation expense for stock options with performance metrics is calculated based upon expected achievement of the metrics specified in the grant.
In 2018, the Company accounted for stock options issued to nonemployees consultants based on the estimated fair value at the grant date and re-measured at each reporting period. Starting January 1, 2019, upon adoption of ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, the fair value of stock options issued to nonemployee consultants is determined as of the grant date, and compensation expense is being recognized over the period that the related services are rendered.
The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options granted under the 2012 Stock Plan, the 2018 Incentive Award Plan, and the Joint Venture's 2020 Equity Incentive Plan, and stock purchase rights granted under the 2018 Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected volatility, risk-free rate and expected dividend yield. The board of directors of the Joint Venture has determined the fair value of common stock of the Joint Venture. Forfeitures are accounted for as they occur.
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
The Company measures the grant date fair value of its service-based and performance-based restricted stock units issued to employees based on the closing market price of the common stock on the date of grant. The expense is recognized in the Company’s consolidated statement of operations on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics is calculated based upon expected achievement of the metrics specified in the grant.

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
Net Loss Per Share Attributable to Common Stockholders
The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method or the as-if converted method, as appropriate. For purposes of this calculation, convertible preferred stock, common stock warrants, stock options, restricted stock units, shares issuable pursuant to the employee stock purchase plan, shares subject to repurchase from early exercised options and contingently issuable shares under our convertible senior notes are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
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
Accounting Pronouncements Adopted
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.  These changes result in earlier recognition of credit losses. The Company adopted ASU 2016-13 using the modified retrospective approach as of January 1, 2020. The cumulative effect upon adoption was not material to the Company’s consolidated financial statements.

Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which eliminates Step 2 from the goodwill impairment test and instead requires entities to perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company adopted this new standard on January 1, 2020. The adoption of this standard did not have a significant impact to the Company’s consolidated financial statements.
Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements in ASC 820, Fair Value Measurement, as part of its disclosure framework project. The Company adopted this new guidance on January 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal—Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Topic 350, Intangibles—Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. The Company adopted this new standard on January 1, 2020 on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
Collaborative Arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (ASC 808) to clarify that certain transactions between participants in a collaborative arrangement should be accounted for under Revenue from contracts with customers (Topic ASC 606) when the counterparty is a customer. The Company adopted this new standard on January 1, 2020. The adoption of this standard did not have a significant impact to the Company’s consolidated financial statements.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company early adopted this new standard on January 1, 2020. The adoption of this standard did not have a significant impact to the Company’s consolidated financial statements. Under prior GAAP, the Company historically allocated income tax benefit to continuing operations and an offsetting income tax expense to other comprehensive income under the applicable exception to ASC Topic 740.  The new standard eliminates this exception and the Company will now determine the tax effect of pre-tax income or loss from continuing operations without regard to the tax effect of other items.  The Company applied the new intraperiod tax allocation guidance prospectively in the period of adoption.
Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently planning on early adopting ASU 2020-06 in the first quarter of fiscal 2021 using the modified retrospective approach which will result in the re-classification of the carrying amount of the equity component of the cash conversion feature as of December 31, 2020 from additional paid-in capital to long-term liabilities.
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
In June 2020, an amended and restated certificate of incorporation of the Joint Venture, as approved by the board of directors of the Joint Venture, was filed with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation, among other things, increased the number of authorized shares of common stock to 89,000,000 shares consisting of 80,000,000 shares of Class A common stock and 9,000,000 shares of Class B (non-voting) common stock; and authorized 80,000,000 shares of Series A preferred stock. Pursuant to the amended and restated certificate of incorporation, each share of common stock held by the Company and the affiliate of SoftBank was reclassified and exchanged for 1,000 shares of Series A preferred stock. As a result, each of the Company and the affiliate of SoftBank held 40,000,000 shares of Series A preferred stock. The holders of Series A preferred stock are entitled to receive dividends at the rate of $0.05 per share if and when declared by the board of directors of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock have been reserved for issuance. As of December 31, 2020, no shares of Class A and Class B common stock have been issued and outstanding and 80,000,000 shares of Series A preferred stock have been issued and outstanding.
At the inception of the arrangement and at the end of each reporting period, the Company assesses whether the Joint Venture is a variable interest entity (“VIE”), and if so, who is the primary beneficiary of the VIE. As of December 31, 2020, the Company and SoftBank had equal ownership interests and equal voting rights in the Joint Venture, and the Joint Venture’s board consisted of an equal number of directors representing the interest of the Company and SoftBank, respectively. As of December 31, 2020, the Joint Venture’s board had the right to vote on all critical matters that most significantly impact the Joint Venture’s economic performance, except that the Company had the unilateral right to make pricing decisions. As of December 31, 2020, the Company had responsibility for the Joint Venture’s daily operations, while SoftBank served as a financing partner. The Company also entered into various ancillary agreements with the Joint Venture necessary to operate its business. The Joint Venture is deemed to be a VIE, and considering the power and benefits criterion, the Company and SoftBank, collectively as a related party group, has the characteristics of the primary beneficiary of the Joint Venture, as the related party group has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Because the Company is most closely associated with the Joint Venture within the related party group, it has been identified as the VIE’s primary beneficiary. As the primary beneficiary, the Company has consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances have been eliminated in consolidation. The Company concluded the Joint Venture did not meet the definition of a business upon consolidation as it lacked the processes required to generate outputs. Upon consolidation no liabilities were assumed and other than cash, and any identifiable assets were related to intellectual property rights that the Company transferred to the Joint Venture shortly before it became its primary beneficiary and therefore such transfer was treated as a common control transaction. Upon initial consolidation, the non-controlling interest of the affiliate of SoftBank was recorded at its estimated fair value of $41.0 million, which is equal to the original investment made by the affiliate of SoftBank.
As of December 31, 2020 and 2019, the Joint Venture had total assets of approximately $35.0 million and $45.1 million, respectively, which were primarily comprised of cash, property and equipment, right-of-use assets and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of December 31, 2020 and 2019, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
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
As of December 31, 2020 and 2019, the fair value of the redeemable noncontrolling interest held by SoftBank was determined using the combination of the income approach and the market approach. Determining the fair value of the redeemable noncontrolling interest requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include future revenue growth rates, gross profit margins, EBITDA margins, future capital expenditures, weighted average costs of capital and future market conditions, among others. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy (see Note 5, Fair Value Measurements, Cash Equivalents and Marketable Securities).
4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	As of December 31,
	2020	2019

	(in thousands)
Machinery and equipment	$40,216	$29,119
Leasehold improvements	34,037	21,031
Computer hardware	10,862	6,296
Construction in progress	7,833	6,354
Furniture and fixtures	3,043	1,962
Computer software	1,136	829
Property and equipment, gross	$97,127	$65,591
Less: accumulated depreciation and amortization	(34,345)	(21,923)
Property and equipment, net	$62,782	$43,668
Depreciation and amortization expense related to property and equipment was $14.1 million, $9.3 million and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2020	2019

	(in thousands)
Operating lease liabilities	$6,632	$7,140
Accrued tax liabilities	4,634	3,050
Accrued professional services	3,397	3,464
Accrued clinical trials and studies	1,264	2,029
Accrued legal expenses	2,875	1,046
Purchases of property and equipment included in accrued expenses	1,156	2,424
Accrued royalty obligations	146	1,564
Others	2,535	4,986
Total accrued expenses	$22,639	$25,703

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$620,630	$620,630	$—	$—
Total cash equivalents	$620,630	$620,630	$—	$—

U.S. government debt securities	$961,902	$—	$961,902	$—
Total short-term marketable securities	$961,902	$—	$961,902	$—

U.S. government debt securities	$246,597	$—	$246,597	$—
Total long-term marketable securities	$246,597	$—	$246,597	$—
Total	$1,829,129	$620,630	$1,208,499	$—

Financial Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245
Total	$1,245	$—	$—	$1,245

	December 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$10,734	$10,734	$—	$—
Total cash equivalents	$10,734	$10,734	$—	$—

Corporate bonds	$16,690	$—	$16,690	$—
U.S. government debt securities	362,884	—	362,884	—
Total short-term marketable securities	$379,574	$—	$379,574	$—

U.S. government debt securities	$268,783	$—	$268,783	$—
Total long-term marketable securities	$268,783	$—	$268,783	$—
Total	$659,091	$10,734	$648,357	$—

Financial Liabilities:
Contingent consideration	$1,365	$—	$—	$1,365
Total	$1,365	$—	$—	$1,365
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
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

The following table summarizes the activities for the Level 3 financial instruments for the years ended December 31, 2020, 2019 and 2018:

	Redeemable Noncontrolling Interest			Contingent Consideration
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018

	(in thousands)
Fair value — beginning of period	$49,600	$41,800	$—	$1,365	$—	$—
Initial valuation on the date of acquisition	—	—	41,000	—	1,065	—
Increase (decrease) in fair value	12,934	11,659	1,730	(120)	300	—
Net loss for the period	(5,434)	(3,859)	(930)	—	—	—
Fair value — end of period	$57,100	$49,600	$41,800	$1,245	$1,365	$—
The Company considers the fair value of the Convertible Notes as of December 31, 2020 to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 8, Debt, for additional information related to the fair value of the Convertible Notes.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$620,630	$—	$—	$620,630
U.S. government debt securities	1,206,195	2,339	(35)	1,208,499
Total	$1,826,825	$2,339	$(35)	$1,829,129

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$10,734	$—	$—	$10,734
Corporate bond	16,679	11	—	16,690
U.S. government debt securities	630,283	1,423	(39)	631,667
Total	$657,696	$1,434	$(39)	$659,091
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of credit losses in the years ended December 31, 2020, 2019 and 2018, respectively. The maturities of the Company’s long-term marketable securities range from 1.0 to 1.3 years as of December 31, 2020.
6. Acquisitions
Patent License Acquisition
In January 2017, the Company entered into a license agreement with a biotechnology company, KeyGene N.V. (“KeyGene”), for an exclusive, non-transferable right to use proprietary technology related to high-throughput screening and identification of mutations in targeted gene sequences. The payment terms of the license agreement included (i) a one-time upfront payment of €1.0 million; (ii) issuance of 141,774 shares of the Company’s Series D convertible preferred stock; (iii) a milestone payment of €1.0 million associated with the achievement of a specified milestone event; and (iv) future royalty payments at the minimum of €13.4 million in the aggregate based on annual net sales in which the licensed technology are used. The Company made a one-time upfront payment of $1.1 million in January 2017 and a milestone payment of $1.2 million in August 2017 upon achievement of the specified milestone event. The Series D convertible preferred stock issued under the license agreement had a fair value of $1.1 million on the date of issuance. The transaction was treated as an acquisition of an asset and the Company capitalized the upfront payment, milestone payments and fair value of Series D convertible preferred stock in addition to license fees of $6.3 million related to the future minimum royalty payments discounted to the present value. The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 15%, the Company’s estimate of its effective borrowing rate for similar obligations.
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
The Company allocated $9.4 million to the patent and covenant rights granted under the SPLA, which have useful lives in the range of 6-12 years. The Company allocated $8.5 million to IPR&D technology, which have no alternative future use and was included in research and development expenses for the year ended December 31, 2020. The remaining $1.2 million was allocated to the settlement of the prior dispute between the parties and was included in general and administrative expenses for the year ended December 31, 2020.
Amortization of capitalized license fees relating to the January 2017 license agreement was immaterial, $1.0 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Acquisition of Bellwether Bio
In April 2019, the Company purchased of all of the outstanding shares of Bellwether Bio, Inc. (“Bellwether Bio”), a privately-held company developing a method for early blood-based cancer detection. The Company accounted for the acquisition as a business combination. The total purchase consideration was $8.7 million, which consisted of i) $7.6 million in cash paid upon closing; and ii) future contingent consideration liability with a fair value of $1.1 million on the acquisition date. The contingent consideration is subject to the achievement of certain commercialization milestones with a maximum payout amount of $10.0 million. The Company will also pay additional earn-out consideration of up to $10.0 million subject to the achievement of certain commercialization milestones and the continued provision of services to the Company by certain former employees and consultants of Bellwether Bio. The contingent consideration and earn-out consideration may be paid, at the Company’s election, in cash or in the Company’s common stock. As of December 31, 2020, the Company did not believe the earn-out consideration is probable to be achieved, and therefore, did not record any compensation expense.
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
Acquisition-related contingent consideration is measured at fair value on a quarterly basis based on additional information as it becomes available and change in estimated contingent consideration to be paid will be included in operating expenses in the consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5, Fair Value Measurements, Cash Equivalents and Marketable Securities), as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, continued services from certain former employees and consultants, resulting contingent payments, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement.
As of December 31, 2020 and 2019, contingent consideration liability of $1.2 million and $1.4 million, respectively, was recorded within other long-term liabilities on the consolidated balance sheets.
For the year ended December 31, 2019, the Company incurred acquisition-related transaction costs of $0.4 million which are included in general and administrative expenses in the consolidated statements of operations.
7. Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of December 31, 2020 and 2019:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(1,367)	$10,519	9.8
Non-compete agreements and other covenant rights	5,100	(1,064)	4,036	4.9
Total intangible assets subject to amortization	16,986	(2,431)	14,555
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(2,431)	$19,445

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$5,100	$(373)	$4,727	9.5
Non-compete agreements	2,500	(303)	2,197	5.5
Total intangible assets subject to amortization	7,600	(676)	6,924
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$12,490	$(676)	$11,814
Amortization of finite-lived intangible assets was $1.8 million and $0.7 million for the year ended December 31, 2020 and 2019, respectively. There were no intangible assets as of December 31, 2018.
The following table summarizes estimated future amortization expense of finite-lived intangible assets—net:

Year Ending December 31,
(in thousands)
2021	$1,947
2022	1,947
2023	1,947
2024	1,953
2025	1,705
2026 and thereafter	5,056
Total	$14,555
8. Debt
Convertible Senior Notes
In November 2020, the Company issued $1.15 billion principal amount of its 0% Convertible Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes do not bear interest, and the principal amount of the Notes will not accrete. However, special interest and additional interest may accrue on the 2027 Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events such as the failure to file certain reports to the Securities and Exchange Commission, or to remove certain restrictive legends from the Notes. The Notes will mature on November 15, 2027, unless repurchased, redeemed or converted earlier.

Before August 15, 2027, holders of the 2027 Notes will have the right to convert their 2027 Notes only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2021, if the last reported sale price of the Company's common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter (the “sale price condition”);
•during the five consecutive business days immediately after any ten consecutive trading day period (the “measurement period”) if the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events
From and after August 15, 2027, holders of the 2027 Notes may convert their 2027 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.
The initial conversion rate is 7.1523 shares of common stock per $1,000 principal amount of 2027 Notes, which represents an initial conversion price of approximately $139.82 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
The Company may not redeem the 2027 Notes at its option at any time before November 20, 2024. The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
If certain corporate events that constitute a “Fundamental Change” occur, then, subject to a limited exception for certain cash mergers, holders of Notes may require the Company to repurchase their 2027 Notes at a cash repurchase price equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
In accounting for the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was calculated using a black scholes model by measuring the fair value of a similar instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes as a whole. This difference represents a debt discount that is amortized as interest expense using an effective interest over the term of the 2027 Notes.

Since the 2027 Notes were not convertible as of December 31, 2020, the net carrying amount of the 2027 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in the consolidated balance sheet as of December 31, 2020.
The following table sets forth the components of the 2027 Notes as of December 31, 2020:

(in thousands)
Liability component:
Principal	$1,150,000
Less: debt discount, net of amortization	(331,074)
Less: debt issuance costs, net of amortization	(12,634)
Net carrying amount	$806,292

Equity component recorded at issuance:
2027 Notes	$335,667
Less: issuance costs	(5,264)
Net amount recorded in equity	$330,403
The total estimated fair value of the 2027 Notes was $1.3 billion as of December 31, 2020. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period. We consider the fair value of the Notes as of December 31, 2020 to be a Level 2 measurement. The fair value of the 2027 Notes is primarily affected by the trading price of the Company's common stock and market interest rates.

The following table sets forth interest expense recognized related to the Notes for the year ended December 31, 2020:

(in thousands)
Amortization of debt discount	$4,593
Amortization of debt issuance costs	136
Total interest expense recognized	$4,729

Effective interest rate of the liability component	5.2%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the 2027 Notes, the Company entered into convertible note hedge transactions (the "2027 Note Hedges") with respect to its common stock concurrent with the issuance of the Notes. The 2027 Note Hedges cover, subject to customary adjustments, the number of shares of common stock initially underlying the Notes. The strike price of the 2027 Note Hedges will initially be approximately $182.60 per share, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $104.34 per share on November 16, 2020, and is subject to certain adjustments under the terms of the 2027 Note Hedges.
The 2027 Note Hedges will expire upon maturity of the 2027 Notes. The 2027 Note Hedges are separate transactions and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes will not have any rights with respect to the 2027 Note Hedges. The shares receivable related to the 2027 Note Hedges are excluded from the calculation of diluted earnings per share as they are anti-dilutive.
As these transactions meet certain accounting criteria, the 2027 Note Hedges are recorded in stockholders’ equity and are not accounted for as derivatives. The Company paid an aggregate amount of $90.0 million for the 2027 Note Hedges, which has been recorded as a reduction to additional paid-in capital and will not be remeasured.
9. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 1 year to 12 years some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
Operating lease expense for the year ended December 31, 2020 and 2019 was $5.6 million and $4.4 million which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).
Rent expense for the facility leases was $4.6 million for the year ended December 31, 2018.

	As of December 31,
	2020	2019

Weighted-average remaining lease term (in years)	5.5	6.4
Weighted-average discount rate	8.07%	7.77%

The following table summarizes our future principal contractual obligations for operating lease commitments as of
December 31, 2020:

Year Ending December 31,
(in thousands)
2021	$9,129
2022	10,788
2023	11,415
2024	10,849
2025	10,783
2026 and thereafter	7,643
Total operating lease payments	$60,607
Less: Imputed Interest	(12,410)
Total operating lease liabilities	$48,197
In July 2020, the Company entered into two facility lease agreements for terms ranging from 8-12 years. One of the lease agreements provides an option to renew the lease term for an additional ten years. As of December 31, 2020, the Company has additional future minimum lease payments relating to these two facility lease agreements that have not yet commenced amounting to $239.5 million. The Company anticipates to take possession of these facilities within the second fiscal quarter of 2021.
Finance leases are not material to the Company's consolidated financial statements.
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
Royalty expenses were included in cost of precision oncology testing on the accompanying consolidated statements of operations. The Company recognized royalty expenses of $1.1 million, $4.4 million and $1.4 million, or 0.4%, 2% and 2% of precision oncology testing revenue in each period, for the years ended December 31, 2020, 2019 and 2018, respectively.
Indemnification Agreements
The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of December 31, 2020.
Legal Proceedings
In addition to commitments and obligations incurred in the ordinary course of business, from time to time the Company may be subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. For example, the Company has received, and may in the future continue to receive letters, claims or complaints from others alleging false advertising, patent infringement, violation of employment practices and trademark infringement. The Company has also instituted, and may in the future institute, additional legal proceedings to enforce its rights and seek remedies, such as monetary damages, injunctive relief and declaratory relief. The Company cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact because of diversion of management time and attention as well as the financial costs related to resolving such disputes.

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
11. Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”). As of December 31, 2020 and 2019, no dividends on the Company’s common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	As of December 31,
	2020	2019
Shares underlying outstanding stock options	3,101,181	4,494,889
Shares underlying unvested restricted stock units	1,118,655	496,131
Market-based restricted stock units	3,391,148	—
Performance-based restricted stock units	377,922	—
Shares available for issuance under the 2018 Incentive Award Plan	1,819,223	2,726,225
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,536,491	689,917
Total	11,344,620	8,407,162
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
Initial Public Offering
In October 2018, the Company completed the IPO, in which it issued and sold 14,375,000 shares of its common stock at a price of $19.00 per share. The Company received net proceeds of $249.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. All then-outstanding warrants to purchase the Company’s common stock were exercised prior to the completion of the IPO. In addition, in connection with the IPO, all shares of the Company’s then-outstanding convertible preferred stock were automatically converted into 58,264,577 shares of its common stock, and all then-outstanding warrants to purchase the Company’s convertible preferred stock were automatically converted into warrants to purchase 7,636 shares of the Company’s common stock.
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
In 2012, the Company issued to certain investors warrants to purchase 495,775 shares of common stock. The exercise price of the warrants is $0.14 per share and the warrants have a contractual term through September 2023. For the year ended December 31, 2018, 313,741 shares were issued upon the exercise of these warrants, and these warrants were fully exercised prior to the consummation of the IPO in October 2018.
No warrants remained outstanding as of December 31, 2020 and 2019.
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

Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan and the 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of January 1, 2018	1,698,790	7,391,052	$3.63	8.6	$3,325
Shares authorized in 2018 Plan	3,658,602	—
Shares forfeited	(508,847)	—
Granted	(2,088,639)	2,088,639	7.19
Exercised	—	(1,007,387)	3.09
Canceled	795,371	(883,899)	4.57
Repurchase of early exercised shares	1,230	—
Balance as of December 31, 2018	3,556,507	7,588,405	4.58	8.3	250,495
Granted	(324,579)	324,579	88.18
Exercised	—	(2,999,419)	3.87
Canceled	12,636	(418,676)	6.64
Restricted stock units granted	(567,425)	—
Restricted stock units canceled	49,086	—
Balance as of December 31, 2019	2,726,225	4,494,889	10.90	7.7	306,392
2018 Plan annual increase(1)	3,689,000	—
Granted	(127,590)	127,590	81.78
Exercised	—	(1,446,843)	6.59
Canceled	20,370	(74,455)	12.13
Restricted stock units granted	(823,454)	—
Restricted stock units canceled	103,742	—
Market-based restricted stock units granted	(3,391,148)	—
Performance-based restricted stock units granted	(377,922)	—
Balance as of December 31, 2020	1,819,223	3,101,181	$15.80	6.9	$350,670
Vested and Exercisable as of December 31, 2020		1,920,724	$8.04	6.5	$232,094
(1)Effective as of January 1, 2020, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $120.0 million, $218.2 million and $8.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The weighted-average grant date fair value of options granted was $48.99, $52.37 and $5.17 per share for the years ended December 31, 2020, 2019 and 2018, respectively.
Future stock-based compensation for unvested options as of December 31, 2020 was $20.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.
In December 31, 2020 and 2019, the Company modified one of the performance based awards issued to a nonemployee which resulted in reversal of expense of $0.7 million and $1.0 million, respectively, due to options not vested.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of December 31, 2018	—	$—
Granted	567,425	78.61
Vested and released	(22,208)	47.78
Canceled	(49,086)	57.51
Balance as of December 31, 2019	496,131	82.08
Granted	823,454	96.39
Vested and released	(97,188)	81.43
Canceled	(103,742)	79.72
Balance as of December 31, 2020	1,118,655	$92.89
Future stock-based compensation for unvested restricted stock units as of December 31, 2020 was $93.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.
Performance-based Restricted Stock Units
In November 2020, the Compensation Committee of the Board of Directors approved a total of 377,922 performance-based restricted stock units (“PSUs”) which have a grant date fair value of approximately $42.9 million. The PSUs consist of financial and operational metrics to be met over a performance period of 4 years and an additional service period requirement of six months after the performance metrics are met. These equity awards are expected to be expensed over a period of approximately 4.5 years subject to meeting the performance metrics and service requirements. As of December 31, 2020, a significant portion of these PSUs are not expected to achieve the related performance metrics, and therefore, no stock-based compensation expense was recorded for the PSUs that were not probable to vest.
Stock-based compensation recorded for the PSUs for the year ended December 31, 2020 was $0.1 million. Future stock-based compensation for unvested PSUs that are probable to vest as of December 31, 2020 was $2.1 million, which is expected to be recognized over a weighted-average period of 4.3 years.
Market-based Restricted Stock Units
In May 2020, the Board of Directors approved and granted 1,695,574 market-based restricted stock units (“MSUs”) under the 2018 Plan to each of the Company's Chief Executive Officer and the Company's President and Chief Operating Officer, which is subject to the achievement of market-based share price goals established by the Board of Directors. The MSUs consist of three separate tranches and the vesting of each tranche is subject to the Company's common stock closing price being maintained at or above a predetermined share price goal for a period of 30 consecutive calendar days. The share price goal can be met any time during the seven-year performance period from the date of grant. Upon vesting, the MSUs must be held for a period of six to twelve months depending on the time of vesting within the seven-year performance period. The vesting of the MSUs can also be triggered upon a change in control event and achievement of a certain change in control price goal, or when there is a qualifying termination or in the event of death or disability. The following table presents additional information relating to each MSU award:

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
Stock-based compensation recorded for the MSUs for the year ended December 31, 2020 was $111.9 million and is recorded in general and administrative expenses in our consolidated statement of operations. Future stock-based compensation for unvested MSUs as of December 31, 2020 was $115.3 million, which is expected to be recognized over a weighted-average period of 1.0 years. In the event of a change in control, a qualifying termination, death, disability or the share price goal occurring earlier than the estimated derived service period, the stock-based compensation relating to these MSUs could be accelerated. On January 1, 2021, Tranche 1 of the MSUs became vested because it has met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. Any MSUs that remain unvested at the end of the 7-year performance period will automatically be forfeited and terminated without further consideration.
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
A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of December 31, 2019	—	—	$—	0.0	$—
Shares authorized	4,595,555	—	—
Granted	(4,062,224)	4,062,224	0.58
Canceled	8,889	(8,889)	—
Balance as of December 31, 2020	542,220	4,053,335	$0.58	9.6	$—
Vested and Exercisable as of December 31, 2020		1,980,707	$0.58	9.6	$—

The weighted-average grant date fair value of options granted was $0.33 per share for the year ended December 31, 2020. Future stock-based compensation for unvested options as of December 31, 2020 was $0.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock‑Based Compensation Expense
The following table presents the effect of employee and non‑employee related stock‑based compensation expense including the Joint Venture:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of precision oncology testing	$1,839	$863	$512
Research and development expense	10,024	5,907	1,684
Sales and marketing expense	9,279	4,716	1,727
General and administrative expense	122,971	5,468	2,928
Total stock-based compensation expense	$144,113	$16,954	$6,851
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
The grant date fair value of employee and nonemployee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

Year Ended December 31,
	2020	2019	2018

Expected term (in years)	5.50 – 6.10	5.50 – 6.22	5.01 – 6.51
Expected volatility	63.6% – 73.3%	63.2% – 68.7%	68.7% – 78.8%
Risk-free interest rate	0.3% – 1.6%	1.6% – 2.7%	2.5% – 3.0%
Expected dividend yield	—%	—%	—%
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
Fair Value of Common Stock
Prior to the IPO, the grant date fair value of the Company’s common stock was determined by the Board of Directors with the assistance of management and an independent third-party valuation specialist. Subsequent to the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.
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
Shares of common stock purchased under the ESPP were 96,040 and 232,333 for the years ended December 31, 2020 and 2019, respectively. No shares were purchased under the ESPP for the year ended December 31, 2018. The total compensation expense related to the ESPP was $3.0 million, $2.3 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018

Expected term (in years)	0.50	0.29 – 0.50	0.33
Expected volatility	45.7% – 73.2%	58.8% – 60.3%	43.6%
Risk-free interest rate	0.1% – 0.2%	1.6% – 2.5%	2.4%
Expected dividend yield	—%	—%	—%
As of December 31, 2020, the unrecognized stock-based compensation expense related to the ESPP was $1.2 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
Liabilities for Early Exercise of Employee Options
The Company allowed certain stock option holders to exercise unvested options to purchase shares of the Company’s common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of December 31, 2020 and 2019, 12,914 shares and 23,981 shares of common stock were subject to repurchase at weighted-average price of $4.66 per share, respectively. As of December 31, 2020 and 2019, the cash proceeds received for unvested shares of common stock of $0.1 million and $0.1 million was recorded within other long-term liabilities on the consolidated balance sheet, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the consolidated balance sheet and consolidated statement of redeemable noncontrolling interest and stockholders’ equity as such shares are considered legally outstanding.
15. Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except per share data)
Net loss	$(246,283)	$(67,851)	$(84,263)
Adjustment of redeemable noncontrolling interest	(7,500)	(7,800)	(800)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(253,783)	$(75,651)	$(85,063)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(2.60)	$(0.84)	$(2.80)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	97,504	90,597	30,403

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

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Convertible preferred stock (on an as if converted basis)	—	—	43,898
Preferred stock warrants (on an as if converted basis)	—	—	6
Common stock warrants	—	—	208
Stock options issued and outstanding (1)	3,830	5,976	7,527
Restricted stock units	687	252	—
MSUs	2,031	—	—
PSUs	60	—	—
ESPP obligation	37	52	22
Common stock subject to repurchase	18	31	46
Convertible senior notes	961	—	—
Total	7,624	6,311	51,707
(1)    Excludes stock options of 4,053,335 shares of the Joint Venture's Class B common stock granted under the AMEA 2020 Plan as of December 31, 2020.
16. Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
United States	$(246,463)	$(69,930)	$(84,313)
Foreign	559	207	88
Total	(245,904)	(69,723)	(84,225)
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Current:
State	$5	$3	$4
Foreign	242	266	34
Total current tax expense	$247	$269	$38
Deferred:
Federal	$184	$(1,652)	$—
State	34	(311)	—
Foreign	(86)	(178)	—
Total deferred tax expense	$132	$(2,141)	$—
Total provision for income taxes	$379	$(1,872)	$38

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Net operating losses carryforwards	$133,015	$90,534
Intangible assets	14,198	14,165
Accruals and reserves	10,117	4,936
Research and development credits	19,022	11,031
Stock-based compensation	28,745	3,143
Lease liabilities	12,092	10,195
Other	65	160
Total deferred tax asset	$217,254	$134,164
Deferred tax liabilities:
Property and equipment	$—	$(119)
Section 481 (a) adjustment	(607)	(914)
Right-of-use asset	(9,383)	(7,363)
Unrealized gain/loss on investments	(571)	(346)
Debt discount	(81,964)	—
Total deferred tax liabilities	(92,525)	(8,742)
Less: valuation allowance	(124,433)	(125,245)
Net deferred tax assets	$296	$177
The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company’s income tax expense for the periods presented:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Tax at the statutory federal rate	$(51,639)	$(14,642)	$(17,690)
Other nondeductible items	786	887	329
Stock-based compensation	(13,382)	(33,042)	497
Research and development credits	(7,890)	(5,266)	(1,726)
Change in valuation allowance	81,395	59,049	22,516
State taxes, net of federal benefits	(11,119)	(8,253)	(4,231)
Change in tax rate due to Tax Act	—	—	—
Other	2,228	(605)	343
Total provision for (benefit from) income taxes	$379	$(1,872)	$38
The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the year ended December 31, 2020, 2019 and 2018 primarily due to state and foreign income taxes, nondeductible expenses, research and development tax credits, the acquisition of Bellwether Bio, and the change in valuation allowance. The benefit from income taxes for the year ended December 31, 2019 included a release of a valuation allowance of $1.6 million associated with nondeductible intangible assets recorded as a result of the acquisition of Bellwether Bio. In connection with the acquisition of Bellwether Bio, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangible assets. The net deferred tax liability from this acquisition creates an additional source of income to offset the Company’s deferred tax assets. The benefit from income taxes for the year ended December 31, 2019 also included a benefit of $0.4 million associated with the utilization of tax losses from continuing operations against other comprehensive income gains in accordance with intra-period tax allocation under ASC Topic 740.
As of December 31, 2020 and 2019, the Company had a net operating loss carryforwards of $547.3 million and $365.3 million for federal purposes, $306.7 million and $223.2 million for state and local purposes, respectively, which may be subject to limitations as described below. If not utilized, these carryforwards will begin to expire in 2031 for federal, and 2021 for state and local purposes. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. Some but not all states conform to the federal treatment of net operating losses.
As of December 31, 2020 and 2019, the Company had research and development tax credit carryforwards for federal tax purposes of $11.9 million and $6.8 million, and state research and development tax credit carryforwards of $9.1 million and $5.3 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2032. The Company’s state research and development tax credit carryforwards do not expire.
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
Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of U.S. operating losses, the Company believes that the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The net change in total valuation allowance was a decrease of $0.8 million, and an increase of $59.0 million and $22.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Uncertain Tax Positions
The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of $11.3 million and $6.5 million as of December 31, 2020 and 2019, respectively, none of which would impact the Company’s effective tax rate if recognized, because the benefit would be offset by an increase in the valuation allowance.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Unrecognized tax benefits - Beginning of period	$6,543	$3,427	$1,712
Increases related to current year’s tax positions	4,666	3,116	1,635
Increases related to prior years’ tax positions	60	—	80
Unrecognized tax benefits - End of period	$11,269	$6,543	$3,427
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.
17. Employee Benefit Plan
The Company sponsors a 401(k) plan, and pursuant to its terms, eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2020 and 2019, the Company contributed $2.8 million and $0.3 million, respectively, to match employee contributions as permitted by the plan. For the year ended December 31, 2018, the Company did not elect to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.
18. Segment and Geographic Information
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
United States (2)	$264,657	$194,312	$77,916
International(1) (2)	22,073	20,063	12,723
Total revenue	$286,730	$214,375	$90,639

(1)    No single country outside of the United States accounted for more than 10% of total revenue during each of the years ended December 31, 2020, 2019 and 2018.
(2) Fiscal years 2018 results do not reflect the impact of the adoption of the new revenue accounting standard in fiscal year 2019.
As of December 31, 2020 and 2019, 94% and 97%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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
The Company and its subsidiaries may, in the ordinary course of business, have transactions with unaffiliated companies of which certain of the Company’s directors are directors and/or executive officers. The Company believes that such transactions are on the same terms generally offered by such other companies to other entities in comparable transactions. The Company does not consider the amounts involved in such transactions to be material in relation to its businesses, the businesses of such other companies or the interests of the directors involved. Revenue from an entity affiliated with a member of the Company's Board of Directors was $2.4 million and $2.6 million for the years ended December 31, 2020 and 2019. There was no revenue recognized by the Company from this entity for the year ended December 31, 2018. As of December 31, 2020 and 2019, the Company has accounts receivable from this entity of $1.8 million and $1.4 million, respectively.
In October 2020, SoftBank entered into an underwriting agreement with an independent third party and sold 7,700,000 shares of the Company's common stock. The Company did not sell any shares of its common stock in this transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by an independent registered public accounting firm, as stated in their report included in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Guardant Health, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guardant Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31,2020 and 2019 and consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2021 Proxy Statement and is incorporated herein by reference.
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
(3)    Exhibits required by Item 601 of Regulation S-K
The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
4.1	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38683	4.1	3/2/2020
4.2	Indenture, dated as of November 19, 2020, between Guardant Health, Inc. and U.S. Bank National Association, as trustee	8-K	001-38683	4.1	11/20/2020
10.1	Amended and Restated Investors' Rights Agreement, dated May 9, 2017, by and among Guardant Health, Inc. and the investors listed therein	S-1	333-227206	10.1	9/6/2018
10.2#	Amended and Restated 2012 Stock Plan	S-1	333-227206	10.3	9/6/2018
10.2(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2012 Stock Plan	S-1	333-227206	10.4	9/6/2018
10.3#	2018 Incentive Award Plan	S-8	333-227762	99.2(a)	10/10/2018
10.3(a)#	Form of Stock Option Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(a)	9/21/2018
10.3(b)#	Form of Restricted Stock Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(b)	9/21/2018
10.3(c)#	Form of Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(c)	9/21/2018
10.3(d)#	Forms of Performance-Based Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan					*
10.4#	2018 Employee Stock Purchase Plan	S-8	333-227762	99.3	10/10/2018
10.4(a)#	First Amendment to 2018 Employee Stock Purchase Plan	10-K	001-38683	10.4(a)	3/29/2019
10.5#	Executive Severance Plan	S-1/A	333-227206	10.13	9/21/2018
10.5(a)#	First Amendment to Executive Severance Plan	10-K	001-38683	10.5(a)	3/29/2019
10.6#	Non-Employee Director Compensation Program, effective as of June 12, 2020	10-Q	001-38683	10.1	8/6/2020
10.7#	Amended and Restated Offer Letter Agreement, dated September 16, 2018, by and between Guardant Health, Inc. and Ian Clark	10-Q	001-38683	10.9	11/19/2018
10.8#	Amended and Restated Offer Letter Agreement, dated September 16, 2018, by and between Guardant Health, Inc. and Stanley Meresman	10-Q	001-38683	10.10	11/19/2018
10.9	Form of Indemnification Agreement between Guardant Health, Inc. and its directors and officers	S-1/A	333-227206	10.8	9/18/2018
10.10	Lease, dated November 1, 2014, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2	9/6/2018
10.11	First Amendment to Lease, dated October 17, 2017, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2(a)	9/6/2018
10.12	Sublease Agreement, dated July 31, 2020, by and between Guardant Health, Inc. and 3000 Hanover, LLC	10-Q	001-38683	10.1	11/5/2020
10.13§	Joint Venture Agreement, dated May 9, 2017, by and between the Registrant and SoftBank Vision Fund (AIV M1) L.P., as assignee from SoftBank Group Capital Limited	S-1	333-227206	10.5	9/6/2018

10.14§	Supply Agreement, dated September 15, 2014, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7	9/6/2018
10.15§	Amendment to Supply Agreement, dated August 11, 2015, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(a)	9/6/2018
10.16§	Amendment #2 to Supply Agreement, dated December 24, 2016, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(b)	9/6/2018
10.17§	Amendment #3 to Supply Agreement, dated August 14, 2017, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(c)	9/6/2018
10.18§	Amendment #4 to Supply Agreement, dated June 26, 2018, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(d)	9/6/2018
10.19§	Amendment #5 to Supply Agreement, dated January 1, 2021, by and between the Registrant and Illumina, Inc.					*
10.20#	Form of letter agreement relating to certain time-based equity awards held by Helmy Eltoukhy and AmirAli Talasaz	10-K	001-38683	10.19	3/29/2019
10.21#	Form of Waiver Letter Agreement	8-K	001-38683	10.2	5/27/2020
10.22#	Offer Letter, dated December 4, 2020, by and between Guardant Health, Inc. and Michael Bell	8-K	001-38683	10.1	12/11/2020
10.23	Form of Capped Call Confirmation	8-K	001-38683	10.1	11/20/2020
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K)					*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	*
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

GUARDANT HEALTH, INC.

Dated:	February 25, 2021	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Helmy Eltoukhy	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Helmy Eltoukhy

/s/ Michael Bell	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 25, 2021
Michael Bell

/s/ AmirAli Talasaz	President, Chief Operating Officer and Chairman of the Board of Directors	February 25, 2021
AmirAli Talasaz

/s/ Ian Clark	Director	February 25, 2021
Ian Clark

/s/ Vijaya Gadde	Director	February 25, 2021
Vijaya Gadde

/s/ Bahija Jallal	Director	February 25, 2021
Bahija Jallal

/s/ Samir Kaul	Director	February 25, 2021
Samir Kaul

/s/ Stanley Meresman	Director	February 25, 2021
Stanley Meresman