Form 10-Q
period 2021-03-31
Guardant Health, Inc.
filed 2021-05-06
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

As of April 30, 2021, the registrant had 101,121,297 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management, including about our business, our financial condition, our results of operations, our cash flows, and the industry and environment in which we operate. Statements that include words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.
Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Guardant Health, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$869,372	$832,977
Short-term marketable securities	1,071,078	961,903
Accounts receivable, net	48,039	53,299
Inventory	28,876	22,716
Prepaid expenses and other current assets, net	15,679	17,466
Total current assets	2,033,044	1,888,361
Long-term marketable securities	—	246,597
Property and equipment, net	71,765	62,782
Right-of-use assets	205,671	37,343
Intangible assets, net	15,674	16,155
Goodwill	3,290	3,290
Other assets, net	17,297	17,253
Total Assets(1)	$2,346,741	$2,271,781
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,318	$7,340
Accrued compensation	37,180	28,280
Accrued expenses	27,643	22,639
Deferred revenue	8,360	8,550
Total current liabilities	95,501	66,809
Convertible senior notes, net	1,132,899	806,292
Long-term operating lease liabilities	210,244	41,565
Other long-term liabilities	1,651	1,520
Total Liabilities(1)	1,440,295	916,186
Redeemable noncontrolling interest	59,400	57,100
Stockholders’ equity:
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 101,085,653 and 100,213,985 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,557,954	1,902,389
Accumulated other comprehensive income	904	2,697
Accumulated deficit	(711,813)	(606,592)
Total Stockholders’ Equity	847,046	1,298,495
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$2,346,741	$2,271,781
(1) As of March 31, 2021 and December 31, 2020, this balance includes $33.1 million and $35.0 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and VIE’s subsidiaries, and $4.7 million and $4.9 million of liabilities of the consolidated VIE and VIE’s subsidiaries, respectively, for which their creditors do not have recourse to the general credit of the Company. See Note 3, Investment in Joint Venture.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Revenue:
Precision oncology testing	$63,729	$60,246
Development services and other	14,936	7,264
Total revenue	78,665	67,510
Costs and operating expenses:
Cost of precision oncology testing	23,590	18,191
Cost of development services and other	5,157	2,315
Research and development expense	55,508	37,016
Sales and marketing expense	34,338	25,115
General and administrative expense	67,935	19,785
Total costs and operating expenses	186,528	102,422
Loss from operations	(107,863)	(34,912)
Interest income	1,551	3,318
Interest expense	(646)	(12)
Other expense, net	(290)	(209)
Loss before provision for income taxes	(107,248)	(31,815)
Provision for (benefit from) income taxes	110	14
Net loss	(107,358)	(31,829)
Adjustment of redeemable noncontrolling interest	(2,300)	4,100
Net loss attributable to Guardant Health, Inc. common stockholders	$(109,658)	$(27,729)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.09)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	100,955	94,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020

Net loss	$(107,358)	$(31,829)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	(706)	6,571
Foreign currency translation adjustments	(1,087)	23
Other comprehensive income (loss)	(1,793)	6,594
Comprehensive loss	$(109,151)	$(25,235)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(2,300)	4,100
Comprehensive loss attributable to Guardant Health, Inc.	$(111,451)	$(21,135)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2021
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2020	$57,100	100,213,985	$1	$1,902,389	$2,697	$(606,592)	$1,298,495
Cumulative effect adjustment for ASU 2020-06 adoption	—	—	—	(330,403)	—	4,437	(325,966)
Issuance of common stock upon exercise of stock options	—	282,879	—	4,462	—	—	4,462
Vesting of restricted stock units	—	588,789	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Taxes paid related to net share settlement of restricted stock units	—	—	—	(73,576)	—	—	(73,576)
Stock-based compensation	—	—	—	55,069	—	—	55,069
Adjustment of redeemable noncontrolling interest	2,300	—	—	—	—	(2,300)	(2,300)
Other comprehensive loss, net of tax impact	—	—	—	—	(1,793)	—	(1,793)
Net loss	—	—	—	—	—	(107,358)	(107,358)
Balance as of March 31, 2021	$59,400	101,085,653	$1	$1,557,954	$904	$(711,813)	$847,046

	Three Months Ended March 31, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2019	$49,600	94,261,414	$1	$1,150,090	$1,111	$(352,809)	$798,393
Issuance of common stock upon exercise of stock options	—	242,003	—	1,504	—	—	1,504
Vesting of restricted stock units	—	5,594	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	6,338	—	—	6,338
Adjustment of redeemable noncontrolling interest	(4,100)	—	—	—	—	4,100	4,100
Other comprehensive gain, net of tax impact	—	—	—	—	6,594	—	6,594
Net loss	—	—	—	—	—	(31,829)	(31,829)
Balance as of March 31, 2020	$45,500	94,509,011	$1	$1,157,945	$7,705	$(380,538)	$785,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020

OPERATING ACTIVITIES:
Net loss	$(107,358)	$(31,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,010	3,304
Non-cash operating lease costs	3,932	1,496
Charge of in-process research and development costs with no alternative future use	—	8,500
Re-valuation of contingent consideration	—	(190)
Non-cash stock-based compensation	55,069	6,338
Amortization of debt issuance costs	641	—
Amortization of premium (discount) on marketable securities	3,259	580
Other	—	56
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	5,260	(179)
Inventory	(6,160)	(9,967)
Prepaid expenses and other current assets	521	(2,598)
Other assets	1,202	161
Accounts payable	11,986	9,491
Accrued compensation	8,900	4,378
Accrued expenses and other liabilities	4,399	(624)
Operating lease liabilities	(2,762)	(1,858)
Deferred revenue	(190)	(341)
Net cash used in operating activities	(16,291)	(13,282)
INVESTING ACTIVITIES:
Purchases of marketable securities	(70,654)	(55,760)
Maturity of marketable securities	204,110	104,048
Purchases of property and equipment	(9,586)	(9,598)
Purchase of intangible assets and capitalized license obligations	—	(17,886)
Net cash provided by investing activities	123,870	20,804
FINANCING ACTIVITIES:
Payments made on finance lease obligations	(55)	(38)
Proceeds from issuance of common stock upon exercise of stock options	4,462	1,504
Taxes paid related to net share settlement of restricted stock units	(73,576)	—
Payment of offering costs related to borrowings on convertible senior notes	(784)	—
Net cash (used in) provided by financing activities	(69,953)	1,466
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,087)	23
Net increase in cash, cash equivalents and restricted cash	36,539	9,011
Cash and cash equivalents—Beginning of period	832,977	143,228
Cash, cash equivalents and restricted cash—End of period	$869,516	$152,239
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$170,847	$1,957

	Three Months Ended March 31,
	2021	2020

Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,881	$1,365
Property and equipment acquired under finance leases	$238	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$869,372	$152,239
Restricted cash – included in other assets, net	144	—
Total cash, cash equivalents and restricted cash	$869,516	$152,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
Guardant Health, Inc. (the “Company”) is a leading precision oncology company focused on helping conquer cancer globally through use of its proprietary blood tests, vast data sets and advanced analytics. The key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which the Company enables by a routine blood draw, or liquid biopsy. The Guardant Health Oncology Platform is designed to leverage the Company’s capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of its goal to manage cancer across all stages of the disease, the Company has launched its Guardant360, Guardant360 LDT, Guardant 360 CDx, and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. In February 2021, the Company launched its Guardant Reveal liquid biopsy-based tests for residual and recurring cancer to first address the need in Stage II-III colorectal cancer. The Company is also developing tests from its Guardant360 tissue program which aims to address challenges with tissue genotyping products currently available in the market and its LUNAR program which aims to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, and asymptomatic individuals eligible for cancer screening and individuals at a higher risk for developing cancer with early detection. Using data collected from the Company's tests, the Company has also developed the GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to further unlock insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P. (“SoftBank”). Under the terms of the joint venture agreement, the Company held a 50% ownership interest in the Joint Venture. As of March 31, 2021, the Joint Venture has subsidiaries in Singapore and Japan (see Note 3, Investment in Joint Venture) and the Company has a subsidiary in Switzerland, which was incorporated in 2019.
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
The Company believes that its existing cash and cash equivalents and marketable securities as of March 31, 2021 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, estimation of credit losses, standalone selling price allocation included in contracts with multiple performance obligations, goodwill and identifiable intangible assets, stock-based compensation, incremental borrowing rate for operating leases, contingencies, certain inputs into the provision for (benefit from) income taxes, including related reserves, valuation of redeemable noncontrolling interest, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
The extent to which the coronavirus 2019, or COVID-19 pandemic will ultimately impact the Company’s business, results of operations, financial conditions, or cash flows continue to be highly uncertain. As the situation surrounding COVID-2019 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of calendar year 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for the Company's products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Foreign Currency Translation
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. For the three months ended March 31, 2021 and 2020, foreign currency transaction gains and losses were immaterial.
Restricted Cash
Restricted cash consists of payroll withholding related to the Company's enrollment in certain voluntary disability insurance plan. Restricted cash balance as of March 31, 2021 was $0.1 million, which was included in other assets in the accompanying consolidated balance sheets. The Company did not have any restricted cash as of December 31, 2020.
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
The Company is subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the provision of precision oncology services and development services and other in the United States and are primarily with biopharmaceutical companies with high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded at net amount.
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

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31, 2021	December 31, 2020
	2021	2020

	(unaudited)		(unaudited)
Customer A	*	20%	13%	11%
Customer B	25%	20%	*	13%
Customer C	*	*	*	12%
Customer D	*	*	*	11%
*    less than 10%
The Company is also subject to credit risk from its other receivables and other assets. The Company's other receivables and other assets include payments due from a third-party in relation to the settlement of a patent dispute reached in August 2020 for $8.0 million payable over a period of 6 years. In December 2020, the Company received the first installment payment of $1.0 million. The Company has evaluated and recorded a credit loss for the remaining $7.0 million considering the third-party's credit worthiness and lack of financial history. The following table presents the receivable and the related credit loss amounts:

	Gross Amount		Allowance for Credit Losses				Net Amount
	March 31, 2021	December 31, 2020	Three Months Ended March 31, 2021				March 31, 2021	December 31, 2020
			Beginning Balance	Charged to (Reversed from) Other Income (Expense), Net	Reclassi-fication	Ending Balance

	(unaudited)		(unaudited)				(unaudited)
	(in thousand)
Prepaid expenses and other current assets	$1,100	$—	$—	$—	$(1,100)	$(1,100)	$—	$—
Other assets	5,900	7,000	(7,000)	—	1,100	(5,900)	—	$—
Accounts Receivable, Net
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of March 31, 2021 and December 31, 2020, the Company had immaterial allowance for credit losses related to its accounts receivable.
Contract assets are presented under accounts receivable, net and other assets, net on the Company’s condensed consolidated balance sheets and include balances from commercial and governmental payers. Contract assets consists primarily of: i) precision oncology testing revenues to clinical customers that are recognized upon delivery of the test results prior to cash collection; and ii) development services and other revenues to biopharmaceutical customers that are recognized upon the achievement of performance-based milestones but prior to the establishment of billing rights. Contract assets are relieved when the Company receives payments from clinical customers, or when it invoices the biopharmaceutical customers when milestones are achieved, thereby reclassifying the balances from contract assets to accounts receivable. As of March 31, 2021, the Company had contract assets of $17.8 million which was recorded in accounts receivable, net, which included $3.2 million of unbilled receivable relating to Guardant360 CDx. As of December 31, 2020, the Company had contract assets of $15.6 million which was recorded in accounts receivable, net, which included $8.4 million of unbilled receivable relating to Guardant360 CDx.
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
Goodwill and Intangible Assets, net
Intangible assets related to in-process research and development costs (“IPR&D”) acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill and IPR&D are not amortized but are tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of March 31, 2021, there has been no impairment of goodwill.
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
Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, the Company separates the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the notes, the Company allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the condensed consolidated balance sheets. Starting January 1, 2021, upon early adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the carrying amount of the equity component of the cash conversion feature including the allocated debt issuance costs were reclassified from additional paid-in capital to convertible senior notes, net.
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services provided to its ordering physicians and biopharmaceutical customers, as well as from biopharmaceutical research and development services provided to its biopharmaceutical customers. Precision oncology testing services include genomic profiling and the delivery of other genomic information derived from the Company’s platform. Development services and other include companion diagnostic development, clinical trial setup, monitoring and maintenance, information solutions and laboratory services, and other miscellaneous revenue streams. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes and international distributors.
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
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended March 31, 2021 and 2020, the Company recorded $5.1 million and $7.4 million as revenue, respectively, resulting from cash collections over the expected reimbursement period exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials, net of recoupments.
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
The Company also has other miscellaneous revenue streams that are recognized in addition to development services noted above such as clinical trial setup, monitoring and maintenance, referral fees, liquid biopsy testing development and support, GuardantConnect, GuardantINFORM and Guardant-19, and kits fulfillment related revenues. Revenues related to clinical trial setup, monitoring and maintenance, referral fees, liquid biopsy testing development and support, GuardantConnect, GuardantINFORM are generally recognized over time based on an input method to measure progress in the period when the associated services have been performed. Guardant-19 and kits fulfillment related revenues are recognized when such products are delivered.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of March 31, 2021 and December 31, 2020, the deferred revenue balance was $8.4 million and $8.6 million, respectively, which included $3.6 million and $3.0 million, respectively, related to collaboration development efforts with pharmaceutical companies to be recognized as the Company performs research and development services in the future periods. Revenue recognized in the three months ended March 31, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $5.0 million, of which $2.6 million represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers.
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
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted under the 2012 Stock Plan, the 2018 Incentive Award Plan, and the Joint Venture's 2020 Equity Incentive Plan, and stock purchase rights granted under the 2018 Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected volatility, risk-free rate and expected dividend yield. The board of directors of the Joint Venture has determined the fair value of common stock of the Joint Venture. Forfeitures are accounted for as they occur.
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
The Company measures the grant date fair value of its service-based and performance-based restricted stock units issued to employees based on the closing market price of the common stock on the date of grant. For restricted stock units with only service-based vesting conditions, compensation expense is recognized in the Company’s condensed consolidated statement of operations on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics is calculated based upon expected achievement of the metrics specified in the grant, and is recognized in the Company’s condensed consolidated statement of operations using an accelerated attribution model over the requisite service period for each separately vesting portion of the award.
Net Loss Per Share Attributable to Common Stockholders
The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method or the as-if converted method, as appropriate. For purposes of this calculation, stock options, restricted stock units, shares issuable pursuant to the employee stock purchase plan, shares subject to repurchase from early exercised options and contingently issuable shares under the convertible senior notes are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Accounting Pronouncements Adopted
Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The Company early adopted ASU 2020-06 in the first quarter of fiscal 2021 using the modified retrospective approach which resulted in the re-classification of the carrying amount of the equity component of the cash conversion feature including the allocated debt issuance costs as of December 31, 2020 from additional paid-in capital to convertible senior notes, net.

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
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. In June 2020, an amended and restated certificate of incorporation of the Joint Venture, as approved by the board of directors of the Joint Venture, was filed with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation, among other things, increased the number of authorized shares of common stock to 89,000,000 shares consisting of 80,000,000 shares of Class A common stock and 9,000,000 shares of Class B (non-voting) common stock; and authorized 80,000,000 shares of Series A preferred stock. Pursuant to the amended and restated certificate of incorporation, each share of common stock held by the Company and the affiliate of SoftBank was reclassified and exchanged for 1,000 shares of Series A preferred stock. As a result, each of the Company and the affiliate of SoftBank held 40,000,000 shares of Series A preferred stock. The holders of Series A preferred stock are entitled to receive dividends at the rate of $0.05 per share if and when declared by the board of directors of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock have been reserved for issuance. As of March 31, 2021 and December 31, 2020, 86,110 and no shares of Class B common stock have been issued and outstanding, and no shares of Class A common stock have been issued and outstanding. As of March 31, 2021 and December 31, 2020, 80,000,000 shares of Series A preferred stock have been issued and outstanding.
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
As of March 31, 2021 and December 31, 2020, the Joint Venture had total assets of approximately $33.1 million and $35.0 million, respectively, which were primarily comprised of cash, property and equipment, right-of-use assets and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of March 31, 2021, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
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
4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Machinery and equipment	$43,858	$40,216
Leasehold improvements	35,182	34,037
Computer hardware	14,641	10,862
Construction in progress	12,677	7,833
Furniture and fixtures	3,092	3,043
Computer software	1,134	1,136
Property and equipment, gross	$110,584	$97,127
Less: accumulated depreciation	(38,819)	(34,345)
Property and equipment, net	$71,765	$62,782
Depreciation expense related to property and equipment was $4.5 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Operating lease liabilities	$7,080	$6,632
Accrued tax liabilities	5,123	4,634
Accrued professional services	4,985	3,397
Accrued clinical trials and studies	1,946	1,264
Accrued legal expenses	2,226	2,875
Purchases of property and equipment included in accrued expenses	1,492	1,156
Accrued royalty obligations	137	146
Others	4,654	2,535
Total accrued expenses	$27,643	$22,639
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$759,550	$759,550	$—	$—
Total cash equivalents	$759,550	$759,550	$—	$—

U.S. government debt securities	$1,071,078	$—	$1,071,078	$—
Total short-term marketable securities	$1,071,078	$—	$1,071,078	$—
Total	$1,830,628	$759,550	$1,071,078	$—

Financial Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245
Total	$1,245	$—	$—	$1,245

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$620,630	$620,630	$—	$—
Total cash equivalents	$620,630	$620,630	$—	$—

U.S. government debt securities	$961,902	$—	$961,902	$—
Total short-term marketable securities	$961,902	$—	$961,902	$—

U.S. government debt securities	$246,597	$—	$246,597	$—
Total long-term marketable securities	$246,597	$—	$246,597	$—
Total	$1,829,129	$620,630	$1,208,499	$—

Financial Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245
Total	$1,245	$—	$—	$1,245
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data and other observable inputs.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, contingent consideration liability of $1.2 million and $1.2 million, respectively, was recorded within other long-term liabilities on the condensed consolidated balance sheets.
The Company considers the fair value of the redeemable noncontrolling interest as of March 31, 2021 and December 31, 2020 to be a Level 3 measurement. The fair value of the redeemable noncontrolling interest was determined using a of the income approach and the market approach, and estimates and assumptions include future revenue growth rates, gross profit margins, EBITDA margins, future capital expenditures, weighted average costs of capital and future market conditions, among others.
The following table summarizes the activities for the Level 3 financial instruments for the three months ended March 31, 2021 and 2020:

	Redeemable Noncontrolling Interest		Contingent Consideration
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Fair value — beginning of period	$57,100	$49,600	$1,245	$1,365
Increase (decrease) in fair value	4,287	(3,027)	—	(190)
Net loss for the period	(1,987)	(1,073)	—	—
Fair value — end of period	$59,400	$45,500	$1,245	$1,175
The Company considers the fair value of the Convertible Notes as of March 31, 2021 and December 31, 2020 to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 8, Debt, for additional information related to the fair value of the Convertible Notes.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$759,550	$—	$—	$759,550
U.S. government debt securities	1,069,553	1,525	—	1,071,078
Total	$1,829,103	$1,525	$—	$1,830,628

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$620,630	$—	$—	$620,630
U.S. government debt securities	1,206,195	2,339	(35)	1,208,499
Total	$1,826,825	$2,339	$(35)	$1,829,129
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of credit losses in the three months ended March 31, 2021 and 2020, respectively.
6.    Patent License Acquisition
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
7.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(1,640)	$10,246	9.5
Non-compete agreements and other covenant rights	5,100	(1,272)	3,828	4.7
Total intangible assets subject to amortization	16,986	(2,912)	14,074
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(2,912)	$18,964

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(1,367)	$10,519	9.8
Non-compete agreements	5,100	(1,064)	4,036	4.9
Total intangible assets subject to amortization	16,986	(2,431)	14,555
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(2,431)	$19,445
Amortization of finite-lived intangible assets was $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets—net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2021	$1,467
2022	1,947
2023	1,947
2024	1,952
2025	1,705
2026 and thereafter	5,056
Total	$14,074
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
The Company may not redeem the 2027 Notes at its option at any time before November 20, 2024. The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a Make-

Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
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
In accounting for the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was calculated using a Black-Scholes model by measuring the fair value of a similar instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes as a whole. This difference represents a debt discount that is amortized as interest expense using an effective interest over the term of the 2027 Notes. Effective January 1, 2021, the Company early adopted ASU 2020-06 which resulted in the re-classification of the equity component representing the associated convertible feature and the related debt issuance costs into long-term liabilities with a corresponding impact to retained earnings.

Since the 2027 Notes were not convertible as of March 31, 2021, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the components of the 2027 Notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount, net of amortization	—	(331,074)
Less: debt issuance costs, net of amortization	(17,101)	(12,634)
Net carrying amount	$1,132,899	$806,292

Equity component recorded at issuance:
2027 Notes	$—	$335,667
Less: issuance costs	—	(5,264)
Net amount recorded in equity	$—	$330,403
The total estimated fair value of the 2027 Notes was $1.5 billion and $1.3 billion as of March 31, 2021 and December 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million for the three months ended 2021, which represented an effective interest rate of 0.2% for the period presented.
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
9. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 1 year to 12 years some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement. In July 2020, the Company entered into two lease agreements for additional office space in Palo Alto, California ("Palo Alto Lease") and in San Diego, California ("San Diego Lease"). The San Diego Lease has a term of 8 years with rent payments commencing in May 2022. The Palo Alto Lease has a term of 12 years with an option to renew the lease term for an additional ten years which has not been considered in the determination of ROU or the lease liability as the Company does not consider it reasonably certain of exercising the renewal option. Rent payments for the Palo Alto Lease will commence in October 2021. Both leases consist of fixed and variable payments and are being accounting for as operating leases. The Company took possession of these facilities in March 2021 and these leases are being accounted for as operating leases. The Company estimated the incremental borrowing rate to determine the present value of lease payments for the San Diego and Palo Alto leases using trading data of the Company's convertible debt adjusted for credit rating and market yield curves.
Operating lease expense for the three months ended March 31, 2021 and 2020 was $3.9 million and $1.5 million, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	March 31, 2021	December 31, 2020
	(unaudited)
Weighted-average remaining lease term (in years)	10.5	5.5
Weighted-average discount rate	4.17%	8.07%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2021:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2021	$8,090
2022	21,454
2023	28,976
2024	31,529
2025	32,084
2026 and thereafter	177,406
Total operating lease payments	$299,539
Less: imputed interest	(57,083)
Less: lease incentives	(25,132)
Total operating lease liabilities	$217,324
Finance leases are not material to the Company's condensed consolidated financial statements.

10.    Commitments and Contingencies
Legal Proceedings
In addition to commitments and obligations incurred in the ordinary course of business, from time to time the Company may be subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. For example, the Company has received, and may in the future continue to receive letters, claims or complaints from others alleging false advertising, patent infringement, violation of employment practices and trademark infringement. The Company has also instituted, and may in the future institute, additional legal proceedings to enforce its rights and seek remedies, such as monetary damages, injunctive relief and declaratory relief. The Company cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on the Company because of diversion of management time and attention as well as the financial costs related to resolving such disputes.
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
Patent Disputes
In November 2017, the Company filed a lawsuit against Foundation Medicine, Inc. (“Foundation Medicine”) in the United States District Court for the District of Delaware. The Company has alleged that Foundation Medicine has infringed four of the Company’s digital sequencing technology patents. Foundation Medicine has asserted counterclaims of patent invalidity, unenforceability under the doctrine of inequitable conduct, license and non-infringement. The parties are seeking damages, injunctive relief and attorneys’ fees. Discovery in the lawsuit has closed, and a number of pre-trial motions were filed in September and October 2020. The trial is presently continued pending resolution by the District Court of the pre-trial motions.

Foundation Medicine also filed six petitions for inter partes review with the Patent Trial and Appeal Board ("PTAB"), challenging the patentability of all four of the patents asserted by the Company. The PTAB denied institution of inter partes review for four of the six petitions filed by Foundation Medicine and instituted inter partes review for the remaining two petitions. The Company plans to vigorously defend its patent rights during such PTAB actions. At this time, the Company cannot reasonably ascertain the likelihood that any of the remaining challenged patents will be found to be invalid or unenforceable.
On August 31, 2020, the Company and Personal Genome Diagnostics, Inc. settled the patent infringement lawsuit brought by the Company. Under the terms of the confidential settlement, the lawsuit and counterclaims, as well as other challenges to the Company’s patents, have been dismissed.

In November 2020, the Company filed a lawsuit against Foundation Medicine in the United States District Court for the District of Delaware, wherein the Company alleged that Foundation Medicine infringes seven of the Company’s patents. Foundation Medicine has asserted counterclaims of patent invalidity, unenforceability under the doctrine of inequitable conduct, license, non-infringement, and that the Company has violated Section 2 of Sherman Act. On December 10, 2020, the Company filed a Motion for a Preliminary Injunction to prohibit Foundation Medicine from practicing two of the asserted patents. The court set a hearing on the motion for May 14, 2021. A trial date has not yet been scheduled.

In March 2021, the Company filed two lawsuits against Foundation Medicine GmbH in the District Court of Munich I in Germany, wherein the Company alleged that Foundation Medicine GmbH infringes two of the Company’s patents. Final hearings on this matter are scheduled for December 2021.
11.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”). As of March 31, 2021 and December 31, 2020, no dividends on the Company's common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	March 31, 2021	December 31, 2020
	(unaudited)
Shares underlying outstanding stock options	2,744,518	3,101,181
Shares underlying unvested restricted stock units	1,117,305	1,118,655
Market-based restricted stock units	2,260,764	3,391,148
Performance-based restricted stock units	396,179	377,922
Shares available for issuance under the 2018 Incentive Award Plan	6,068,129	1,819,223
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,536,491	1,536,491
Total	14,123,386	11,344,620
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

12.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Stock Plan (as amended and restated, the “2012 Plan”) and the 2018 Incentive Award Plan (the “2018 Plan”) and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2020	1,819,223	3,101,181	$15.80	6.9	$350,670
2018 Plan annual increase(1)	3,689,000	—
Granted	(6,954)	6,954	170.45
Exercised	—	(282,879)	15.59
Canceled	42,172	(80,738)	49.72
Restricted stock units granted	(78,836)	—	—
Restricted stock units canceled	63,527	—	—
Market-based restricted stock units canceled	558,254	—	—
Performance-based restricted stock units granted	(33,561)	—	—
Performance-based restricted stock units canceled	15,304	—	—
Balance as of March 31, 2021	6,068,129	2,744,518	$15.22	6.7	$377,303
Vested and Exercisable as of March 31, 2021		1,964,591	$7.69	6.3	$284,792
(1)Effective as of January 1, 2021, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $38.3 million and $17.2 million for the three months ended March 31, 2021 and 2020, respectively.
The weighted-average grant date fair value of options granted was $101.21 and $55.05 per share for the three months ended March 31, 2021 and 2020, respectively.
Future stock-based compensation for unvested options as of March 31, 2021 was $17.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	1,118,655	$92.89
Granted	78,836	167.08
Vested and released	(16,659)	75.94
Canceled	(63,527)	92.02
Balance as of March 31, 2021	1,117,305	$98.43

Future stock-based compensation for unvested restricted stock units as of March 31, 2021 was $94.2 million, which is expected to be recognized over a weighted-average period of 3.3 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units (“PSUs”) under the 2018 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 4 years and an additional service period requirement of six months after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 4 years to 4.5 years subject to meeting the respective performance metrics and service requirements. As of March 31, 2021, a significant portion of these PSUs are not expected to achieve the related performance metrics, and therefore, no stock-based compensation expense was recorded for the PSUs that were not probable to vest.
A summary of the Company’s performance-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	377,922	$113.40
Granted	33,561	128.88
Canceled	(15,304)	113.40
Balance as of March 31, 2021	396,179	$114.71
Stock-based compensation recorded for the PSUs for the three months ended March 31, 2021 was $0.3 million. Future stock-based compensation for unvested PSUs that are probable to vest as of March 31, 2021 was $5.2 million, which is expected to be recognized over a weighted-average period of 3.9 years.
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
On January 1, 2021, Tranche 1 of the MSUs became vested because it has met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. A summary of the Company’s market-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Market-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	3,391,148	$67.00
Vested and released	(572,130)	70.58
Canceled (1)	(558,254)	70.58
Balance as of March 31, 2021	2,260,764	$65.20
(1)Represented shares withheld by the Company for MSU holders' tax obligation upon release of vested MSUs.
For the three months ended March 31, 2021, stock-based compensation for the MSUs was $43.9 million which was recorded in general and administrative expenses on the condensed consolidated statement of operations. Future stock-based compensation for unvested MSUs as of March 31, 2021 was $71.3 million, which is expected to be recognized over a weighted-average period of 0.9 years. In the event of a change in control, a qualifying termination, death, disability or the share price goal occurring earlier than the estimated derived service period, the stock-based compensation relating to these MSUs could be accelerated. Any MSUs that remain unvested at the end of the seven-year performance period will automatically be forfeited and terminated without further consideration.
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

A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2020	542,220	4,053,335	$0.58	9.6	$—
Granted	(204,445)	204,445	0.58
Exercised	—	(86,110)	0.58
Canceled	64,447	(64,447)	0.58
Balance as of March 31, 2021	402,222	4,107,223	$0.58	9.4	$—
Vested and Exercisable as of March 31, 2021		2,134,221	$0.58	9.4	$—

The weighted-average grant date fair value of options granted was $0.33 per share for the three months ended March 31, 2021. Future stock-based compensation for unvested options as of March 31, 2021 was $0.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended March 31,
	2021	2020

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$767	$303
Research and development expense	4,300	2,364
Sales and marketing expense	2,880	1,798
General and administrative expense	47,122	1,873
Total stock-based compensation expense	$55,069	$6,338
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

	Three Months Ended March 31,
	2021	2020

	(unaudited)
Expected term (in years)	6.01 – 6.04	6.06
Expected volatility	63.6% – 66.4%	73.3%
Risk-free interest rate	0.3% – 0.8%	1.6%
Expected dividend yield	—%	—%
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
No shares were granted or purchased under the ESPP for the three months ended March 31, 2021 and 2020. The total compensation expense related to the ESPP was $0.8 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
As of March 31, 2021, the unrecognized stock-based compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
13.    Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended March 31,
	2021	2020

	(unaudited)
	(in thousands, except per share data)
Net loss	$(107,358)	$(31,829)
Adjustment of redeemable noncontrolling interest	(2,300)	4,100
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(109,658)	$(27,729)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.09)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	100,955	94,382
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

	Three Months Ended March 31,
	2021	2020

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	2,912	4,345
Restricted stock units	1,120	495
MSUs	2,646	—
PSUs	407	—
ESPP obligation	47	43
Common stock subject to repurchase	11	22
Convertible senior notes	8,225	—
Total	15,368	4,905
(1)    Excludes stock options of 4,107,223 shares outstanding under the AMEA 2020 Plan as of March 31, 2021.
14.    Income Taxes
The income tax expense for the three months ended March 31, 2021 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three months ended March 31, 2021 and 2020 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
15.    Segment and Geographic Information
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended March 31,
	2021	2020

	(unaudited)
	(in thousands)
United States	$72,300	$64,613
International (1)	6,365	2,897
Total revenue	$78,665	$67,510
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, 98% and 94%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
16.    Related Party Transactions
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

The Company and its subsidiaries may, in the ordinary course of business, have transactions with unaffiliated companies of which certain of the Company’s directors are directors and/or executive officers. The Company believes that such transactions are on the same terms generally offered by such other companies to other entities in comparable transactions. The Company does not consider the amounts involved in such transactions to be material in relation to its businesses, the businesses of such other companies or the interests of the directors involved. Revenue from an entity affiliated with a member of the Company's Board of Directors was $0.5 million and $0.9 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the Company has accounts receivable from this entity of $2.2 million and $1.8 million, respectively.
In October 2020, SoftBank entered into an underwriting agreement with an independent third party and sold 7,700,000 shares of the Company's common stock. The Company did not sell any shares of its common stock in this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary blood-based tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a routine blood draw, or liquid biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we have launched our Guardant360, Guardant360 LDT, Guardant360 CDx, and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. In February 2021, we launched our Guardant Reveal liquid biopsy-based tests for residual and recurring cancer to first address the need in Stage II-III colorectal cancer. We are developing tests under our Guardant360 tissue program which aims to address challenges with tissue genotyping products currently available in the market and tests from our LUNAR program which aims to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, asymptomatic individuals eligible for cancer screening, and individuals at a higher risk for developing cancer with early detection. We have also developed our GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
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
We generated total revenue of $78.7 million and $67.5 million for the three months ended March 31, 2021 and 2020, respectively. We also incurred net losses of $107.4 million and $31.8 million for the three months ended March 31, 2021 and 2020, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $1.9 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Approximately 35% and 38% of our U.S. clinical tests for the three months ended March 31, 2021 and 2020, respectively, were for Medicare beneficiaries.

•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payer' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration is recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Changes to the codes used to report the Guardant360 test to payers may result in significant changes in its reimbursement. If a coding change were to occur, including as a result of the FDA approval of our Guardant360 test, payments for certain uses of the Guardant360 test could be reduced, put on hold, or eliminated by such payers. Cigna, Priority Health, multiple Blue Cross Blue Shield plans as well as the health plans associated with eviCore adopted policies that cover our Guardant360 test for the majority of NSCLC patients we test. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. For the three months ended March 31, 2021 and 2020, respectively, approximately 41% and 43% of our U.S. clinical tests were for patients tested for NSCLC. In March 2020, we began to receive reimbursement from Medicare for claims submitted, with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier was issued in August 2020. A proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx in January 2021 with an effective date in April 2021. Once the code is effective, all Guardant360 CDx services will be billed with this new code. Additionally, based on this new PLA code, we applied to the Centers for Medicare and Medicaid Services or CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, which would allow us to bill Medicare at the lowest available commercial rate for the first three quarters at the launch of the test. After the initial three quarters, we can bill Medicare for Guardant360 CDx services at the median rate of claims paid by commercial payers. We are in the process of negotiating reimbursement for our Guardant Reveal test from commercial and governmental payers. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
•Biopharmaceutical customers. Our revenue also depends on our ability to attract, maintain and expand relationships with biopharmaceutical customers. As we continue to develop these relationships, we expect to support a growing number of clinical trials globally and continue to have opportunities to offer our platform to such customers for development services, including companion diagnostic development, novel target discovery and validation, as well as clinical trial enrollment. For example, our Guardant360, Guardant360 CDx, and GuardantOMNI tests are being developed as companion diagnostics under collaborations with biopharmaceutical companies, including AstraZeneca, Amgen, Daiichi Sankyo, Janssen Biotech, and Radius Health.
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to our LUNAR program, we initiated a prospective screening study, which we refer to as the ECLIPSE trial, aiming to recruit approximately 10,000 patients and evaluate the performance of our LUNAR-2 assay in detecting colorectal cancer in average-risk adults. In addition, we are investing very heavily in establishing clinical utility of our Guardant Reveal test in adjuvant treatment settings. In 2020, we launched three trials in collaboration with key cancer researchers: COBRA, a randomized controlled study, comprising over 1,400 low-risk stage-II colon cancer patients, ACT-3, comprising over 500 stage-III colorectal cancer patients, and PEGASUS for the de-escalation of therapy, encompassing over 140 high-risk stage-II and stage-III colon cancer patients. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through distributor relationships or direct contracts with hospitals or partnerships with research organizations. In May 2018, we formed and capitalized a joint venture, Guardant Health AMEA, Inc., which we refer to as the Joint Venture, with SoftBank, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa.
•Sales and marketing expense. Our financial results have historically, and will likely continue to, fluctuate significantly based upon the impact of our sales and marketing expense, increase in headcount, and in particular, our various marketing programs around existing and new product introductions.
•General and administrative expense. Our financial results have historically, and will likely continue to, fluctuate significantly based upon the impact of our general and administrative expense, and in particular, our stock-based compensation expense. Our equity awards, including market-based and performance-based restricted stock units, are intended to retain and incentivize employees to lead us to sustained, long-term superior financial and operational performance.
•COVID-19 Global Pandemic. The global outbreak of coronavirus 2019, or COVID-19, has disrupted, and we expect will continue to disrupt, our operations. To protect the health and well-being of our workforce, partners, vendors and customers, we have provided free COVID-19 testing for all of our employees, contractors and their dependents, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed California’s “shelter in place” public health orders and the guidance from the Centers for Disease Control and Prevention. The COVID-19 global pandemic also has started to negatively affect, and we expect will continue to negatively affect, our revenue and our clinical studies. For example, our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. We launched our Guardant-19 test and received the FDA’s emergency use authorization for use in the detection of the novel coronavirus. The test is being offered to our employees and select partner organizations our CLIA-certified clinical laboratory. We cannot predict the extent to which the Guardant-19 test will be used by third parties.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for more information.
Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing and (ii) development services and other.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through March 31, 2021, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Tests for patients covered by Medicare represented approximately 35% and

38% of U.S. tests performed during the three months ended March 31, 2021 and 2020, respectively. We also provide precision oncology testing to biopharmaceutical customers under contracts for which all recognition criteria are met, and we have recognized revenue on an accrual basis for those services.
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
We expect that our general and administrative expenses will continue to increase in absolute dollars, primarily due to increased stock-based compensation expense, including resulting from the market-based restricted stock units granted to our Chief Executive Officer and our President and Chief Operating Officer in May 2020. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses being incurred.
Interest income
Interest income consists of interest earned on our cash, cash equivalents and marketable securities.
Interest expense
Interest expense consists primarily of charges relating to amortization of debt issuance costs.
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

Results of operations
The following table set forth the significant components of our results of operations for the periods presented.

	Three Months Ended March 31,
	2021	2020

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$63,729	$60,246
Development services and other	14,936	7,264
Total revenue	78,665	67,510
Costs and operating expenses:
Cost of precision oncology testing(1)	23,590	18,191
Cost of development services and other	5,157	2,315
Research and development expense(1)	55,508	37,016
Sales and marketing expense(1)	34,338	25,115
General and administrative expense(1)	67,935	19,785
Total costs and operating expenses	186,528	102,422
Loss from operations	(107,863)	(34,912)
Interest income	1,551	3,318
Interest expense	(646)	(12)
Other income (expense), net	(290)	(209)
Loss before provision for income taxes	(107,248)	(31,815)
Provision for (benefit from) income taxes	110	14
Net loss	$(107,358)	$(31,829)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$767	$303
Research and development expense	4,300	2,364
Sales and marketing expense	2,880	1,798
General and administrative expense	47,122	1,873
Total stock-based compensation expense	$55,069	$6,338

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$63,729	$60,246	$3,483	6%
Development services and other	14,936	7,264	7,672	106%
Total revenue	$78,665	$67,510	$11,155	17%
Total revenue was $78.7 million for the three months ended March 31, 2021 compared to $67.5 million for the three months ended March 31, 2020, an increase of $11.2 million, or 17%.
Precision oncology testing revenue increased to $63.7 million for the three months ended March 31, 2021 from $60.2 million for the three months ended March 31, 2020, an increase of $3.5 million, or 6%. This increase in precision oncology testing revenue was due to an increase in sample volume. Precision oncology revenue from tests for clinical customers was $49.8 million in the three months ended March 31, 2021 and $38.0 million in the three months ended March 31, 2020, respectively. Tests for clinical customers increased to 18,390 for the three months ended March 31, 2021 from 15,257 for the three months ended March 31, 2020 mainly due to an increase in the number of physicians ordering Guardant360 tests. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC.
Precision oncology revenue from tests for biopharmaceutical customers was $13.9 million in the three months ended March 31, 2021 and $22.3 million in the three months ended March 31, 2020, respectively. Tests for biopharmaceutical customers decreased to 3,522 for the three months ended March 31, 2021 from 5,266 for the three months ended March 31, 2020 primarily due to the timing and progression of clinical trials and studies which resulted in fluctuation in the number of samples received for testing. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we began receiving fewer samples for testing on a daily average basis from our clinical and biopharmaceutical customers than before the outbreak of the COVID-19 pandemic. Our future sample volumes and precision oncology revenue may be adversely impacted by the COVID-19 pandemic depending on the duration and severity of the pandemic.
Development services and other revenue increased to $14.9 million for the three months ended March 31, 2021 from $7.3 million for the three months ended March 31, 2020, an increase of $7.7 million, or 106%. This increase in development services and other revenue was primarily due to new collaboration projects from biopharmaceutical customers for companion diagnostic development and regulatory approval services during the three months ended March 31, 2021. Our development services arrangements with biopharmaceutical customers and development services revenue may be adversely impacted by the COVID-19 pandemic in future periods.
Costs and operating expenses
Cost of revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$28,747	$20,506	$8,241	40%
Gross profit	$49,918	$47,004
Gross margin	63%	70%
Cost of revenue was $28.7 million for the three months ended March 31, 2021 compared to $20.5 million for the three months ended March 31, 2020, an increase of $8.2 million, or 40%.
Cost of precision oncology testing revenue was $23.6 million for the three months ended March 31, 2021 compared to $18.2 million for the three months ended March 31, 2020, an increase of $5.4 million, or 30%. This increase in cost of precision oncology testing was primarily due to a $2.8 million increase in material costs, $1.7 million increase in labor and manufacturing overhead costs, a $1.0 million increase in other costs including costs related to freight and curation of test results for physicians, partially offset by a $0.2 million decrease in royalties.
Cost of development services and other was $5.2 million for the three months ended March 31, 2021 compared to $2.3 million for the three months ended March 31, 2020, an increase of $2.8 million, or 123%. This increase in cost of development services and other was primarily due to an increase in material and labor costs related to companion diagnostic development and regulatory approval service contracts.
Gross margin for the three months ended March 31, 2021 was 63% compared to 70% for the three months ended March 31, 2020. The decrease in gross margin is primarily due to higher average cost per test resulting from varied product mix and lower average selling price. Our gross margin may be adversely impacted by the COVID-19 pandemic for the affected periods.
Research and development expense

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Research and development	$55,508	$37,016	$18,492	50%
Research and development expenses were $55.5 million for the three months ended March 31, 2021 compared to $37.0 million for the three months ended March 31, 2020, an increase of $18.5 million, or 50%. This increase in research and development expense was primarily due to an increase of $12.0 million in personnel-related costs for employees in our research and development group, including a $1.9 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology. The increase is also attributable to an increase of $1.3 million in development consulting fees, an increase of $8.6 million in material costs, and an increase of $4.2 million related to allocated facilities and information technology infrastructure costs offset by a decrease of $8.5 million relating to in-process research and development (IPR&D) technology expensed in connection with a patent license acquisition that occurred in March 2020. Our research and development expenses are expected to increase in absolute dollars in coming years as the Company continues to innovate and invest in new product initiatives with a particular focus on LUNAR program.
Sales and marketing expense

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$34,338	$25,115	$9,223	37%
Selling and marketing expenses were $34.3 million for the three months ended March 31, 2021 compared to $25.1 million for the three months ended March 31, 2020, an increase of $9.2 million, or 37%. This increase was primarily due to an increase of $4.5 million in personnel-related costs, including a $1.1 million increase in stock-based compensation, associated with the expansion of our commercial organization. The increase is also attributable to an increase of $2.2 million related to allocated facilities and information technology infrastructure costs, and an increase of $2.6 million in professional service expenses related to marketing activities. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of our tests.
General and administrative expense

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
General and administrative	$67,935	$19,785	$48,150	243%
General and administrative expenses were $67.9 million for the three months ended March 31, 2021 compared to

$19.8 million for the three months ended March 31, 2020, an increase of $48.2 million, or 243%. This increase was primarily due to an increase of $48.2 million in personnel-related costs, including a $45.2 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Chief Executive Officer and our President and Chief Operating Officer as well as an increase in our headcount, an increase of $0.9 million in professional service expenses related to outside legal, accounting, consulting and IT services, and an increase of $0.3 million related to allocated facilities and information technology infrastructure cost, offset by a decrease of $1.2 million related to settlement costs in connection with a patent license acquisition that occurred in March 2020, and a decrease of $0.3 million in office administrative costs. Our general and administrative expenses may increase in the near term due to increase in stock-based compensation expense associated with increase headcount as well as expense recognition associated with the market-based restricted stock units.
Interest income

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest income	$1,551	$3,318	$(1,767)	(53)%
Interest income was $1.6 million for the three months ended March 31, 2021 compared to $3.3 million for the three months ended March 31, 2020, a decrease of $1.8 million, or 53%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero.
Interest expense

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest expense	$(646)	$(12)	$(634)	5,283%
Interest expense was $0.6 million for the three months ended March 31, 2021, primarily due to the amortization of debt issuance costs. Interest expense was immaterial for the three months ended March 31, 2020.
Other income (expense), net

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(290)	$(209)	$(81)	*

Other income (expense), net included foreign currency exchange gains of $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020.
Provision for (benefit from) income taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Provision for (benefit from) income taxes	$110	$14	$96	*
*    Not meaningful
Provision for income taxes was immaterial for the three months ended March 31, 2021 and 2020.

Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of March 31, 2021, we had an accumulated deficit of $711.8 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical trials and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of March 31, 2021, we had cash and cash equivalents of $869.4 million and marketable securities of $1.1 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Currently, our funds are held in marketable securities consisting of United States treasury securities.
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
If our available cash, cash equivalents and marketable securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in our Form 10-K for the year ended December 31, 2020, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(16,291)	$(13,282)
Net cash provided by investing activities	$123,870	$20,804
Net cash (used in) provided by financing activities	$(69,953)	$1,466
Operating activities
Cash used in operating activities during the three months ended March 31, 2021 was $16.3 million, which resulted from a net loss of $107.4 million, partially offset by non-cash charges of $67.9 million and net change in our operating assets and liabilities of $23.2 million. Non-cash charges primarily consisted of $55.1 million of stock-based compensation, $5.0 million of depreciation and amortization, $3.9 million of non-cash operating lease costs, and $3.3 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $12.0 million increase in accounts payable, a $8.9 million increase in accrued compensation due to increased personnel, a $5.3 million decrease in accounts receivables and a $4.4 million increase in accrued expenses and other liabilities, partially offset by a $6.2 million increase in inventory due to higher testing volumes and a $2.8 million payment of operating lease liabilities net of receipt of tenant improvement allowance.

Cash used in operating activities during the three months ended March 31, 2020 was $13.3 million, which resulted from a net loss of $31.8 million and net change in our operating assets and liabilities of $1.5 million, partially offset by non-cash charges of $20.1 million. Non-cash charges primarily consisted of $8.5 million of charge of in-process research and development costs with no alternative future use, $6.3 million of stock-based compensation, $3.3 million of depreciation and amortization, $1.5 million of non-cash operating lease costs, and $0.6 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $10.0 million increase in inventory due to higher testing volumes, a $2.6 million increase in prepaid expenses and other current assets, a $1.9 million payment of operating lease liabilities and a $0.6 million decrease in accrued expenses and other liabilities, partially offset by a $9.5 million increase in accounts payable and a $4.4 million increase in accrued compensation due to increased personnel.
Investing activities
Cash provided by investing activities during the three months ended March 31, 2021 was $123.9 million, which resulted primarily from maturities of marketable securities of $204.1 million, partially offset by purchases of marketable securities of $70.7 million and purchases of property and equipment of $9.6 million.
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
Financing activities
Cash used in financing activities during the three months ended March 31, 2021 was $70.0 million, which was primarily due to taxes paid related to net share settlement of restricted stock units of $73.6 million, partially offset by proceeds from exercise of stock options of $4.5 million.
Cash provided by financing activities during the three months ended March 31, 2020 was $1.5 million, which was primarily due to proceeds from exercise of stock options.
Contractual obligations and commitments
Except as set forth in Note 10, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-balance sheet arrangements
As of March 31, 2021, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
While our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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
We also have other miscellaneous revenue streams that are recognized in addition to development services noted above such as clinical trial setup, monitoring and maintenance, referral fees, liquid biopsy testing development and support, GuardantConnect, GuardantINFORM and Guardant-19, and kits fulfillment related revenues.
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
Black-Scholes assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model, including the Joint Venture, were as follows for stock option granted to our employees, directors and nonemployees for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(unaudited)
Expected term (in years)	6.01 – 6.04	6.06
Expected volatility	63.6% – 66.4%	73.3%
Risk-free interest rate	0.3% – 0.8%	1.6%
Expected dividend yield	—%	—%
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
Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the notes, we allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets. Starting January 1, 2021, upon adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the carrying amount of the equity component of the cash conversion feature along with the associated debt issuance costs were reclassified from additional paid-in capital to long-term liabilities.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness. As of March 31, 2021, we had cash and cash equivalents of $869.4 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities. As of March 31, 2021, we had short-term marketable securities of $1.1 billion. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of March 31, 2021, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $6.0 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.4 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through March 31, 2021, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of March 31, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021, and our CEO and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information under the caption “Commitments and Contingencies – Legal Proceedings” in Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, concerning certain legal proceedings in which we are involved, is hereby incorporated by reference. The resolution of any such legal proceeding is subject to inherent uncertainty and could have a material adverse effect on our financial condition, cash flows or results of operations.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal 2021, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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

GUARDANT HEALTH, INC.

Dated:	May 6, 2021	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 6, 2021	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)