Form 10-Q
period 2021-06-30
Guardant Health, Inc.
filed 2021-08-05
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

As of July 30, 2021, the registrant had 101,298,669 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$938,590	$832,977
Short-term marketable securities	853,072	961,903
Accounts receivable, net	53,667	53,299
Inventory	26,494	22,716
Prepaid expenses and other current assets, net	19,236	17,466
Total current assets	1,891,059	1,888,361
Long-term marketable securities	55,368	246,597
Property and equipment, net	89,737	62,782
Right-of-use assets	200,958	37,343
Intangible assets, net	15,189	16,155
Goodwill	3,290	3,290
Other assets, net	36,284	17,253
Total Assets(1)	$2,291,885	$2,271,781
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,399	$7,340
Accrued compensation	34,735	28,280
Accrued expenses	31,998	22,639
Deferred revenue	8,480	8,550
Total current liabilities	96,612	66,809
Convertible senior notes, net	1,133,539	806,292
Long-term operating lease liabilities	211,783	41,565
Other long-term liabilities	2,486	1,520
Total Liabilities(1)	1,444,420	916,186
Redeemable noncontrolling interest	59,400	57,100
Stockholders’ equity:
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 101,265,100 and 100,213,985 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,597,419	1,902,389
Accumulated other comprehensive income	33	2,697
Accumulated deficit	(809,388)	(606,592)
Total Stockholders’ Equity	788,065	1,298,495
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$2,291,885	$2,271,781
(1) As of June 30, 2021 and December 31, 2020, this balance includes $27.5 million and $35.0 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and VIE’s subsidiaries, and $3.8 million and $4.9 million, respectively, of liabilities of the consolidated VIE and VIE’s subsidiaries, for which their creditors do not have recourse to the general credit of the Company. See Note 3, Investment in Joint Venture.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Precision oncology testing	$72,604	$50,991	$136,333	$111,237
Development services and other	19,497	15,344	34,433	22,608
Total revenue	92,101	66,335	170,766	133,845
Costs and operating expenses:
Cost of precision oncology testing	24,887	17,809	48,477	36,000
Cost of development services and other	5,040	4,626	10,197	6,941
Research and development expense	63,724	36,319	119,232	73,335
Sales and marketing expense	47,716	25,015	82,054	50,130
General and administrative expense	48,376	37,186	116,311	56,971
Total costs and operating expenses	189,743	120,955	376,271	223,377
Loss from operations	(97,642)	(54,620)	(205,505)	(89,532)
Interest income	1,037	2,640	2,588	5,958
Interest expense	(644)	(10)	(1,290)	(22)
Other income (expense), net	(243)	2,285	(533)	2,076
Loss before provision for income taxes	(97,492)	(49,705)	(204,740)	(81,520)
Provision for income taxes	83	34	193	48
Net loss	(97,575)	(49,739)	(204,933)	(81,568)
Adjustment of redeemable noncontrolling interest	—	(4,900)	(2,300)	(800)
Net loss attributable to Guardant Health, Inc. common stockholders	$(97,575)	$(54,639)	$(207,233)	$(82,368)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.96)	$(0.57)	$(2.05)	$(0.87)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	101,172	96,011	101,064	95,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(97,575)	$(49,739)	$(204,933)	$(81,568)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	(878)	(2,338)	(1,584)	4,233
Foreign currency translation adjustments	7	25	(1,080)	48
Other comprehensive income (loss)	(871)	(2,313)	(2,664)	4,281
Comprehensive loss	$(98,446)	$(52,052)	$(207,597)	$(77,287)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(4,900)	(2,300)	(800)
Comprehensive loss attributable to Guardant Health, Inc.	$(98,446)	$(56,952)	$(209,897)	$(78,087)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2021
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of March 31, 2021	$59,400	101,085,653	$1	$1,557,954	$904	$(711,813)	$847,046
Issuance of common stock upon exercise of stock options	—	88,832	—	926	—	—	926
Vesting of restricted stock units	—	29,717	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Common stock issued under employee stock purchase plan	—	60,898	—	5,401	—	—	5,401
Taxes paid related to net share settlement of restricted stock units	—	—	—	(1,382)	—	—	(1,382)
Stock-based compensation	—	—	—	34,507	—	—	34,507
Other comprehensive loss	—	—	—	—	(871)	—	(871)
Net loss	—	—	—	—	—	(97,575)	(97,575)
Balance as of June 30, 2021	$59,400	101,265,100	$1	$1,597,419	$33	$(809,388)	$788,065

	Three Months Ended June 30, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of March 31, 2020	$45,500	94,509,011	$1	$1,157,945	$7,705	$(380,538)	$785,113
Issuance of common stock in public offering, net of offering costs of $1,130	—	4,312,500	—	354,600	—	—	354,600
Issuance of common stock upon exercise of stock options	—	412,554	—	2,044	—	—	2,044
Vesting of restricted stock units	—	20,008	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Common stock issued under employee stock purchase plan	—	58,164	—	3,956	—	—	3,956
Stock-based compensation	—	—	—	25,815	—	—	25,815
Adjustment of redeemable noncontrolling interest	4,900	—	—	—	—	(4,900)	(4,900)
Other comprehensive loss	—	—	—	—	(2,313)	—	(2,313)
Net loss	—	—	—	—	—	(49,739)	(49,739)
Balance as of June 30, 2020	$50,400	99,312,237	$1	$1,544,373	$5,392	$(435,177)	$1,114,589

	Six Months Ended June 30, 2021
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2020	$57,100	100,213,985	$1	$1,902,389	$2,697	$(606,592)	$1,298,495
Cumulative effect adjustment for ASU 2020-06 adoption	—	—	—	(330,403)	—	4,437	(325,966)
Issuance of common stock upon exercise of stock options	—	371,711	—	5,388	—	—	5,388
Vesting of restricted stock units	—	618,506	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	26	—	—	26
Common stock issued under employee stock purchase plan	—	60,898	—	5,401	—	—	5,401
Taxes paid related to net share settlement of restricted stock units	—	—	—	(74,958)	—	—	(74,958)
Stock-based compensation	—	—	—	89,576	—	—	89,576
Adjustment of redeemable noncontrolling interest	2,300	—	—	—	—	(2,300)	(2,300)
Other comprehensive loss, net of tax impact	—	—	—	—	(2,664)	—	(2,664)
Net loss	—	—	—	—	—	(204,933)	(204,933)
Balance as of June 30, 2021	$59,400	101,265,100	$1	$1,597,419	$33	$(809,388)	$788,065

	Six Months Ended June 30, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2019	$49,600	94,261,414	$1	$1,150,090	$1,111	$(352,809)	$798,393
Issuance of common stock in public offering, net of offering costs of $1,130	—	4,312,500	—	354,600	—	—	354,600
Issuance of common stock upon exercise of stock options	—	654,557	—	3,548	—	—	3,548
Vesting of restricted stock units	—	25,602	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	26	—	—	26
Common stock issued under employee stock purchase plan	—	58,164	—	3,956	—	—	3,956
Stock-based compensation	—	—	—	32,153	—	—	32,153
Adjustment of redeemable noncontrolling interest	800	—	—	—	—	(800)	(800)
Other comprehensive gain, net of tax impact	—	—	—	—	4,281	—	4,281
Net loss	—	—	—	—	—	(81,568)	(81,568)
Balance as of June 30, 2020	$50,400	99,312,237	$1	$1,544,373	$5,392	$(435,177)	$1,114,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020

OPERATING ACTIVITIES:
Net loss	$(204,933)	$(81,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,637	7,109
Non-cash operating lease costs	10,839	3,386
Charge of in-process research and development costs with no alternative future use	—	8,500
Re-valuation of contingent consideration	875	(190)
Non-cash stock-based compensation	89,576	32,153
Amortization of debt issuance costs	1,282	—
Amortization of premium (discount) on marketable securities	6,528	1,065
Other	8	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(368)	6,894
Inventory	(3,778)	(5,173)
Prepaid expenses and other current assets	(3,036)	438
Other assets	(4,282)	(242)
Accounts payable	7,112	(2,476)
Accrued compensation	6,455	(31)
Accrued expenses and other liabilities	7,304	(1,820)
Operating lease liabilities	(3,033)	(3,881)
Deferred revenue	(70)	(792)
Net cash used in operating activities	(78,884)	(36,647)
INVESTING ACTIVITIES:
Purchases of marketable securities	(126,163)	(465,302)
Maturity of marketable securities	418,110	197,548
Purchase of non-marketable equity and other related investments	(12,750)	—
Purchases of property and equipment	(28,261)	(19,105)
Purchase of intangible assets and capitalized license obligations	—	(17,886)
Net cash provided by (used in) investing activities	250,936	(304,745)
FINANCING ACTIVITIES:
Payments made on finance lease obligations	(91)	(79)
Proceeds from issuance of common stock upon exercise of stock options	5,388	3,548
Proceeds from issuances of common stock under employee stock purchase plan	5,401	3,956
Taxes paid related to net share settlement of restricted stock units	(74,958)	—
Proceeds from public offering, net of underwriting discounts and commissions	—	355,730
Payment of offering costs related to public offering	—	(369)
Payment of offering costs related to borrowings on convertible senior notes	(784)	—
Net cash (used in) provided by financing activities	(65,044)	362,786

	Six Months Ended June 30,
	2021	2020

Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,080)	49
Net increase in cash, cash equivalents and restricted cash	105,928	21,443
Cash and cash equivalents—Beginning of period	832,977	143,228
Cash, cash equivalents and restricted cash—End of period	$938,905	$164,671
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$170,911	$11,373
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$10,289	$5,396
Issuance costs related to purchase of non-marketable equity and other related investments included in accounts payable and accrued expenses	$587	$—
Follow-on public offering issuance costs included in accounts payable and accrued expenses	$—	$761
Property and equipment acquired under finance leases	$236	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$938,590	$164,671
Restricted cash – included in other assets, net	315	—
Total cash, cash equivalents and restricted cash	$938,905	$164,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
Guardant Health, Inc. (the “Company”) is a leading precision oncology company focused on helping conquer cancer globally through use of its proprietary tests, vast data sets and advanced analytics. The key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which the Company enables by a liquid or tissue biopsy. The Guardant Health Oncology Platform is designed to leverage the Company’s capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of its goal to manage cancer across all stages of the disease, the Company provides its Guardant360, Guardant360 LDT, Guardant360 CDx, and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. In February 2021, the Company launched its Guardant Reveal liquid biopsy-based tests for residual and recurring cancer to first address the need in Stage II-III colorectal cancer. In June 2021, the Company launched Guardant360 TissueNext, the Company's first tissue-based test which will be used to identify patients with advanced cancer who may benefit from biomarker-informed treatment, and Guardant360 Response which will be used to measure early indications to patients' response to treatment up to eight weeks earlier than response evaluation criteria in solid tumors. The Company is also developing tests from its LUNAR program which aims to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, and asymptomatic individuals eligible for cancer screening and individuals at a higher risk for developing cancer with early detection. Using data collected from the Company's tests, the Company has also developed the GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to further unlock insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P. (“SoftBank”). Under the terms of the joint venture agreement, the Company holds a 50% ownership interest in the Joint Venture. As of June 30, 2021, the Joint Venture has subsidiaries in Singapore and Japan (see Note 3, Investment in Joint Venture) and the Company has a subsidiary in Switzerland, which was incorporated in 2019.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc., its consolidated Joint Venture and majority owned subsidiary. Other stockholders’ interests in the Joint Venture are shown in the condensed consolidated financial statements as redeemable noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company believes that its existing cash and cash equivalents and marketable securities as of June 30, 2021, will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, estimation of credit losses, standalone selling price allocation included in contracts with multiple performance obligations, goodwill and identifiable intangible assets, stock-based compensation, incremental borrowing rate for operating leases, contingencies, certain inputs into the provision for income taxes, including related reserves, valuation of non-

marketable securities, valuation of redeemable noncontrolling interest, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
The extent to which the coronavirus 2019, or COVID-19 pandemic will ultimately impact the Company’s business, results of operations, financial conditions, or cash flows continues to be highly uncertain. The severity of the impact on the Company's business for the remainder of calendar year 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the impact of any variants of the virus, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for the Company's products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations for the three and six months ended June 30, 2021, and 2020, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2021, and 2020, the condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and six months ended June 30, 2021, and 2020, and cash flows for the six months ended June 30, 2021, and 2020, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Foreign Currency
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, and 2020, foreign currency transaction gains and losses were immaterial.
Restricted Cash
Restricted cash consists of payroll withholding related to the Company's enrollment in certain voluntary disability insurance plan. Restricted cash balance as of June 30, 2021, was $0.3 million, which was included in other assets in the accompanying consolidated balance sheets. The Company did not have any restricted cash as of December 31, 2020.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investee. The Company's non-marketable equity and other related investments totaled $13.3 million as of June 30, 2021, and are included in other assets, net on the accompanying condensed consolidated balance sheets. The Company did not have such non-marketable equity and other related investments as of December 31, 2020. Non-marketable securities are subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance of the investee; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business.

Pursuant to one of the investments in non-marketable securities purchased by the Company, and subject to the Company purchasing additional non-marketable securities from the same investee, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. As of June 30, 2021, no impairment or adjustments to carrying value of non-marketable securities have been recorded. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.
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

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2021	December 31, 2020
	2021	2020	2021	2020

	(unaudited)				(unaudited)
Customer A	*	*	*	14%	*	11%
Customer B	29%	23%	27%	21%	*	13%
Customer C	*	10%	*	*	*	12%
Customer D	*	*	*	*	16%	11%
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

	Gross Amount		Allowance for Credit Losses				Net Amount
	June 30, 2021	December 31, 2020	Three and Six Months Ended June 30, 2021				June 30, 2021	December 31, 2020
			Beginning Balance	Charged to (Reversed from) Other Income (Expense), Net	Reclassi-fication	Ending Balance

	(unaudited)		(unaudited)				(unaudited)
	(in thousand)
Prepaid expenses and other current assets	$1,100	$—	$—	$—	$(1,100)	$(1,100)	$—	$—
Other assets	5,900	7,000	(7,000)	—	1,100	(5,900)	—	$—
Accounts Receivable, Net
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of June 30, 2021, and December 31, 2020, the Company had immaterial allowance for credit losses related to its accounts receivable.
Contract assets are presented under accounts receivable, net and other assets, net on the Company’s condensed consolidated balance sheets and include balances from commercial and governmental payers. Contract assets consists primarily of: i) precision oncology testing revenues to clinical customers that are recognized upon delivery of the test results prior to cash collection; and ii) development services and other revenues to biopharmaceutical customers that are recognized upon the achievement of performance-based milestones but prior to the establishment of billing rights. Contract assets are relieved when the Company receives payments from clinical customers, or when it invoices the biopharmaceutical customers when milestones are achieved, thereby reclassifying the balances from contract assets to accounts receivable. As of June 30, 2021, the Company had contract assets of $24.8 million which was recorded in accounts receivable, net. As of December 31, 2020, the Company had contract assets of $15.6 million which was recorded in accounts receivable, net, which included $8.4 million of unbilled receivable relating to Guardant360 CDx.
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill and IPR&D are not amortized but are tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of June 30, 2021, there has been no impairment of goodwill or IPR&D.
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

Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended June 30, 2021, and 2020, the Company recorded $9.6 million and $9.1 million as revenue, respectively, resulting from cash collections over the expected reimbursement period exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials, net of recoupments. For the six months ended June 30, 2021, and 2020, the Company recorded $14.6 million and $16.5 million as revenue, respectively, resulting from cash collections over the expected reimbursement period exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials, net of recoupments.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of June 30, 2021, and December 31, 2020, the deferred revenue balance was $8.5 million and $8.6 million, respectively, which included $2.9 million and $3.0 million, respectively, related to collaboration development efforts with pharmaceutical companies to be recognized as the Company performs research and development services in the future periods. Revenue recognized in the six months ended June 30, 2021, that was included in the deferred revenue balance as of December 31, 2020, was $6.4 million, of which $3.0 million represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers. Revenue recognized in the six months ended June 30, 2020, that was included in the deferred revenue balance as of December 31, 2019, was $7.6 million, which primarily represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers.

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
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. In June 2020, an amended and restated certificate of incorporation of the Joint Venture, as approved by the board of directors of the Joint Venture, was filed with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation, among other things, increased the number of authorized shares of common stock to 89,000,000 shares consisting of 80,000,000 shares of Class A common stock and 9,000,000 shares of Class B (non-voting) common stock; and authorized 80,000,000 shares of Series A preferred stock. Pursuant to the amended and restated certificate of incorporation, each share of common stock held by the Company and the affiliate of SoftBank was reclassified and exchanged for 1,000 shares of Series A preferred stock. As a result, each of the Company and the affiliate of

SoftBank held 40,000,000 shares of Series A preferred stock. The holders of Series A preferred stock are entitled to receive dividends at the rate of $0.05 per share if and when declared by the board of directors of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock have been reserved for issuance. As of June 30, 2021, and December 31, 2020, 91,109 and no shares of Class B common stock have been issued and outstanding, and no shares of Class A common stock have been issued and outstanding. As of June 30, 2021 and December 31, 2020, 80,000,000 shares of Series A preferred stock have been issued and outstanding.
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
As of June 30, 2021, and December 31, 2020, the Joint Venture had total assets of approximately $27.5 million and $35.0 million, respectively, which were primarily comprised of cash, property and equipment, right-of-use assets and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of June 30, 2021, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
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
4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Machinery and equipment	$50,960	$40,216
Leasehold improvements	35,542	34,037
Computer hardware	15,929	10,862
Construction in progress	26,892	7,833
Furniture and fixtures	3,591	3,043
Computer software	1,094	1,136
Property and equipment, gross	$134,008	$97,127
Less: accumulated depreciation	(44,271)	(34,345)
Property and equipment, net	$89,737	$62,782
Depreciation expense related to property and equipment was $5.1 million and $3.2 million for the three months ended June 30, 2021, and 2020, respectively, and $9.6 million and $6.2 million for the six months ended June 30, 2021, and 2020, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Operating lease liabilities	$7,547	$6,632
Accrued tax liabilities	4,500	4,634
Accrued professional services	6,564	3,397
Accrued clinical trials and studies	2,625	1,264
Accrued legal expenses	2,081	2,875
Purchases of property and equipment included in accrued expenses	2,383	1,156
Accrued royalty obligations	179	146
Others	6,119	2,535
Total accrued expenses	$31,998	$22,639

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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2021
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$838,114	$838,114	$—	$—
Total cash equivalents	$838,114	$838,114	$—	$—

U.S. government debt securities	$853,072	$—	$853,072	$—
Total short-term marketable securities	$853,072	$—	$853,072	$—

U.S. government debt securities	$55,368	$—	$55,368	$—
Total long-term marketable securities	$55,368	$—	$55,368	$—
Total	$1,746,554	$838,114	$908,440	$—

Financial Liabilities:
Contingent consideration	$2,120	$—	$—	$2,120
Total	$2,120	$—	$—	$2,120

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$620,630	$620,630	$—	$—
Total cash equivalents	$620,630	$620,630	$—	$—

U.S. government debt securities	$961,902	$—	$961,902	$—
Total short-term marketable securities	$961,902	$—	$961,902	$—

U.S. government debt securities	$246,597	$—	$246,597	$—
Total long-term marketable securities	$246,597	$—	$246,597	$—
Total	$1,829,129	$620,630	$1,208,499	$—

Financial Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245
Total	$1,245	$—	$—	$1,245
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
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, contingent consideration liability of $2.1 million and $1.2 million, respectively, was recorded within other long-term liabilities on the condensed consolidated balance sheets.
The Company considers the fair value of the redeemable noncontrolling interest as of June 30, 2021, and December 31, 2020, to be a Level 3 measurement. The fair value of the redeemable noncontrolling interest was determined using a of the income approach and the market approach, and estimates and assumptions include future revenue growth rates, gross profit margins, EBITDA margins, future capital expenditures, weighted average costs of capital and future market conditions, among others.
The following table summarizes the activities for the Level 3 financial instruments for the three and six months ended June 30, 2021, and 2020:

	Redeemable Noncontrolling Interest				Contingent Consideration
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Fair value — beginning of period	$59,400	$45,500	$57,100	$49,600	$1,245	$1,175	$1,245	$1,365
Increase (decrease) in fair value	1,645	6,186	5,932	3,159	875	—	875	(190)
Net loss for the period	(1,645)	(1,286)	(3,632)	(2,359)	—	—	—	—
Fair value — end of period	$59,400	$50,400	$59,400	$50,400	$2,120	$1,175	$2,120	$1,175
The Company considers the fair value of the Convertible Notes as of June 30, 2021 and December 31, 2020 to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 8, Debt, for additional information related to the fair value of the Convertible Notes.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$838,114	$—	$—	$838,114
U.S. government debt securities	907,832	613	(5)	908,440
Total	$1,745,946	$613	$(5)	$1,746,554

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$620,630	$—	$—	$620,630
U.S. government debt securities	1,206,195	2,339	(35)	1,208,499
Total	$1,826,825	$2,339	$(35)	$1,829,129
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of credit losses in the three and six months ended June 30, 2021, and 2020, respectively. The maturities of the Company’s long-term marketable securities range from 1.3 to 2.0 years as of June 30, 2021.

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
7.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of June 30, 2021, and December 31, 2020:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(1,915)	$9,971	9.3
Non-compete agreements and other covenant rights	5,100	(1,482)	3,618	4.4
Total intangible assets subject to amortization	16,986	(3,397)	13,589
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(3,397)	$18,479

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(1,367)	$10,519	9.8
Non-compete agreements	5,100	(1,064)	4,036	4.9
Total intangible assets subject to amortization	16,986	(2,431)	14,555
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(2,431)	$19,445

Amortization of finite-lived intangible assets was $0.5 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2021, and 2020, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets—net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2021	$982
2022	1,947
2023	1,947
2024	1,952
2025	1,705
2026 and thereafter	5,056
Total	$13,589
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

Since the 2027 Notes were not convertible as of June 30, 2021, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the components of the 2027 Notes as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount, net of amortization	—	(331,074)
Less: debt issuance costs, net of amortization	(16,461)	(12,634)
Net carrying amount	$1,133,539	$806,292

Equity component recorded at issuance:
2027 Notes	$—	$335,667
Less: issuance costs	—	(5,264)
Net amount recorded in equity	$—	$330,403
The total estimated fair value of the 2027 Notes was $1.3 billion and $1.3 billion as of June 30, 2021, and December 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $1.3 million for the three and six months ended June 2021, which represented an effective interest rate of 0.2% and 0.2% and for the three and six months ended June 2021.
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
9. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 1 year to 12 years some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement. In July 2020, the Company entered into two lease agreements for additional office space in Palo Alto, California ("Palo Alto Lease") and in San Diego, California ("San Diego Lease"). The San Diego Lease has a term of 8 years with rent payments commencing in May 2022. The Palo Alto Lease has a term of 12 years with an option to renew the lease term for an additional ten years which has not been considered in the determination of ROU or the lease liability as the Company does not consider it reasonably certain of exercising the renewal option. Rent payments for the Palo Alto Lease will commence in October 2021. Both leases consist of fixed and variable payments and are being accounting for as operating leases. The Company took possession of these facilities in March 2021. The Company estimated the incremental borrowing rate to determine the present value of lease payments for the San Diego and Palo Alto leases using trading data of the Company's convertible debt adjusted for credit rating and market yield curves.
Operating lease expense was $6.9 million and $1.9 million for the three months ended June 30, 2021, and 2020, respectively, and $10.8 million and $3.4 million for the six months ended June 30, 2021, and 2020, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	June 30, 2021	December 31, 2020
	(unaudited)
Weighted-average remaining lease term (in years)	10.3	5.5
Weighted-average discount rate	4.14%	8.07%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2021:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2021	$5,398
2022	21,454
2023	28,976
2024	31,529
2025	32,084
2026 and thereafter	177,402
Total operating lease payments	$296,843
Less: imputed interest	(54,792)
Less: lease incentives	(22,721)
Total operating lease liabilities	$219,330
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

Patent Disputes
In November 2017, the Company filed a lawsuit against Foundation Medicine, Inc. (“Foundation Medicine”) in the United States District Court for the District of Delaware. The Company has alleged that Foundation Medicine has infringed four of the Company’s digital sequencing technology patents. Foundation Medicine has asserted counterclaims of patent invalidity, unenforceability under the doctrine of inequitable conduct, license and noninfringement. The parties are seeking damages, injunctive relief and attorneys’ fees. Discovery in the lawsuit has closed, and a number of pre-trial motions were filed in September and October 2020.

Foundation Medicine also filed six petitions for inter partes review with the PTAB, challenging the patentability of all four of the patents asserted by the Company. The PTAB denied institution of inter partes review for four of the six petitions filed by Foundation Medicine and instituted inter partes review for the remaining two petitions.
In November 2020, the Company filed a lawsuit against Foundation Medicine in the United States District Court for the District of Delaware, wherein the Company alleged that Foundation Medicine infringes seven of the Company’s patents. Foundation Medicine has asserted counterclaims of patent invalidity, unenforceability under the doctrine of inequitable conduct, license, non-infringement, and that the Company has violated Section 2 of Sherman Act. In December 2020, the Company filed a Motion for a Preliminary Injunction to prohibit Foundation Medicine from practicing two of the asserted patents.

In March 2021, the Company filed two lawsuits against Foundation Medicine GmbH in the District Court of Munich I in Germany, wherein the Company alleged that Foundation Medicine GmbH infringes two of the Company’s patents. Final hearings on this matter are scheduled for December 2021.

In May 2021, the Company entered into a binding term sheet with Foundation Medicine, which upon execution of a definitive settlement agreement, will result in the dismissal of all pending patent litigation worldwide between the parties.

In August 2020, the Company and Personal Genome Diagnostics, Inc. settled the patent infringement lawsuit brought by the Company. Under the terms of the confidential settlement, the lawsuit and counterclaims, as well as other challenges to the Company’s patents, have been dismissed.

In August 2021, TwinStrand Biosciences, Inc. and the University of Washington filed a patent infringement suit in the United States District Court for the District of Delaware alleging that the Company infringes U.S. Patent Nos. 10,287,631; 10,689,699; 10,752,951; and 10,760,127. The Company will respond to the complaint and present its defenses to the allegations.

False Advertising Dispute

In May 2021, the Company also filed a lawsuit against Natera, Inc. (“Natera”) in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking a Preliminary Injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition.
11.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”). As of June 30, 2021 and December 31, 2020, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	June 30, 2021	December 31, 2020
	(unaudited)
Shares underlying outstanding stock options	2,703,906	3,101,181
Shares underlying unvested restricted stock units	1,155,370	1,118,655
Market-based restricted stock units	2,260,764	3,391,148
Performance-based restricted stock units	415,535	377,922
Shares available for issuance under the 2018 Incentive Award Plan	5,928,052	1,819,223
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,475,593	1,536,491
Total	13,939,220	11,344,620
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
12.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Stock Plan (as amended and restated, the “2012 Plan”) and the 2018 Incentive Award Plan (the “2018 Plan”) and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2020	1,819,223	3,101,181	$15.80	6.9	$350,670
2018 Plan annual increase(1)	3,689,000	—
Granted	(60,677)	60,677	142.73
Exercised	—	(371,711)	14.34
Canceled	42,956	(86,241)	47.02
Restricted stock units granted	(177,166)	—	—
Restricted stock units canceled	94,075	—	—
Market-based restricted stock units canceled	558,254	—	—
Performance-based restricted stock units granted	(52,917)	—	—
Performance-based restricted stock units canceled	15,304	—	—
Balance as of June 30, 2021	5,928,052	2,703,906	$17.86	6.5	$288,749
Vested and Exercisable as of June 30, 2021		2,091,339	$9.16	6.1	$240,569
(1)Effective as of January 1, 2021, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $11.1 million and $33.1 million for the three months ended June 30, 2021 and 2020, respectively, and $49.4 million and $50.3 million for the six months ended June 30, 2021 and 2020, respectively.

The weighted-average grant date fair value of options granted was $81.79 and $44.61 per share for the three months ended June 30, 2021 and 2020, respectively, and $84.02 and $45.52 per share for the six months ended June 30, 2021 and 2020, respectively.
Future stock-based compensation for unvested options as of June 30, 2021 was $19.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	1,118,655	$92.89
Granted	177,166	154.94
Vested and released	(46,376)	80.32
Canceled	(94,075)	92.67
Balance as of June 30, 2021	1,155,370	$102.93
Future stock-based compensation for unvested restricted stock units as of June 30, 2021, was $98.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units (“PSUs”) under the 2018 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 4 years and an additional service period requirement of six months after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 4 years to 4.5 years subject to meeting the respective performance metrics and service requirements. As of June 30, 2021, a significant portion of these PSUs are not expected to achieve the related performance metrics, and therefore, no stock-based compensation expense was recorded for the PSUs that were not probable to vest.
A summary of the Company’s performance-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	377,922	$113.40
Granted	52,917	135.94
Canceled	(15,304)	113.40
Balance as of June 30, 2021	415,535	$116.27
Stock-based compensation recorded for the PSUs for the three and six months ended June 30, 2021 was $0.3 million and $0.7 million, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of June 30, 2021 was $4.9 million, which is expected to be recognized over a weighted-average period of 3.6 years.
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
On January 1, 2021, Tranche 1 of the MSUs became vested because it has met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. A summary of the Company’s market-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Market-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	3,391,148	$67.00
Vested and released	(572,130)	70.58
Canceled (1)	(558,254)	70.58
Balance as of June 30, 2021	2,260,764	$65.20
(1)Represented shares withheld by the Company for MSU holders' tax obligation upon release of vested MSUs.
For the three and six months ended June 30, 2021, stock-based compensation for the MSUs was $22.3 million and $66.3 million, respectively, which was recorded in general and administrative expenses on the condensed consolidated statement of operations. Future stock-based compensation for unvested MSUs as of June 30, 2021 was $49.0 million, which is expected to be recognized over a weighted-average period of 0.8 years. In the event of a change in control, a qualifying termination, death, disability or the share price goal occurring earlier than the estimated derived service period, the stock-based compensation relating to these MSUs could be accelerated. Any MSUs that remain unvested at the end of the seven-year performance period will automatically be forfeited and terminated without further consideration.
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
A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2020	542,220	4,053,335	$0.58	9.6	$—
Granted	(382,223)	382,223	0.58
Exercised	—	(91,109)	0.58
Canceled	92,412	(92,412)	0.58
Balance as of June 30, 2021	252,409	4,252,037	$0.58	9.2	$—
Vested and Exercisable as of June 30, 2021		2,352,180	$0.58	9.1	$—

The weighted-average grant date fair value of options granted was $0.33 per share for the three and six months ended June 30, 2021. Future stock-based compensation for unvested options as of June 30, 2021 was $0.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$873	$407	$1,640	$710
Research and development expense	4,564	2,622	8,864	4,986
Sales and marketing expense	3,438	2,167	6,318	3,965
General and administrative expense	25,632	20,619	72,754	22,492
Total stock-based compensation expense	$34,507	$25,815	$89,576	$32,153

Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

(unaudited)
Expected term (in years)	5.49 – 6.04	5.50 – 6.10	5.49 – 6.04	5.50 – 6.10
Expected volatility	63.6% – 66.7%	66.5% – 68.5%	63.6% – 66.7%	66.5% – 73.3%
Risk-free interest rate	0.3% – 1.1%	0.4% – 0.4%	0.3% – 1.1%	0.4% – 1.6%
Expected dividend yield	—%	—%	—%	—%
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
Shares of common stock purchased under the ESPP were 60,898 and 58,164 for the three and six months ended June 30, 2021 and 2020, respectively. The total compensation expense related to the ESPP was $0.8 million and

$1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.
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
The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2021	2020

	(unaudited)
Expected term (in years)	0.5	0.5
Expected volatility	50.8%	73.2%
Risk-free interest rate	—%	0.2%
Expected dividend yield	—%	—%
As of June 30, 2021, the unrecognized stock-based compensation expense related to the ESPP was $1.4 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
13.    Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands, except per share data)
Net loss	$(97,575)	$(49,739)	$(204,933)	$(81,568)
Adjustment of redeemable noncontrolling interest	—	(4,900)	(2,300)	(800)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(97,575)	$(54,639)	$(207,233)	$(82,368)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(0.96)	$(0.57)	$(2.05)	$(0.87)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	101,172	96,011	101,064	95,196
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	2,720	4,056	2,816	4,200
Restricted stock units	1,147	542	1,133	519
MSUs	2,261	1,342	2,453	671
PSUs	409	—	408	—
ESPP obligation	43	37	45	40
Common stock subject to repurchase	8	20	10	21
Convertible senior notes	8,225	—	8,225	—
Total	14,813	5,997	15,090	5,451
(1)    Excludes stock options of 4,252,037 shares outstanding under the AMEA 2020 Plan as of June 30, 2021.
14.    Income Taxes
The income tax expense for the three and six months ended June 30, 2021 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three and six months ended June 30, 2021 and 2020 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
15.    Segment and Geographic Information
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
United States	$87,868	$61,422	$160,168	$126,035
International (1)	4,233	4,913	10,598	7,810
Total revenue	$92,101	$66,335	$170,766	$133,845
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021 and December 31, 2020, 98% and 94%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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

17.     Subsequent Events
Pursuant to a shares subscription agreement entered into in June 2021, the Company acquired $26 million of non-marketable securities in July 2021.

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
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a liquid and tissue biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we provide our Guardant360, Guardant360 LDT, Guardant360 CDx, and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. Our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC patients who may benefit from treatment with osimertinib (EGFR exon 19 deletions, exon 20 T790M or exon 21 L858R mutations), amivantamab-vmjw (EGFR exon 20 insertion mutations), and sotorasib (KRAS G12C mutations), which have been developed by our biopharmaceutical customers AstraZeneca, Janssen Biotech and Amgen respectively. In February 2021, we launched our Guardant Reveal liquid biopsy-based tests for residual and recurring cancer to first address the need in Stage II-III colorectal cancer. In June 2021, we launched Guardant360 TissueNext, our first tissue-based test which will be used to identify patients with advanced cancer who may benefit from biomarker-informed treatment, and Guardant360 Response which will be used to measure early indications to patients' response to treatment up to eight weeks earlier than response evaluation criteria in solid tumors. We are developing tests under our LUNAR program which aims to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, asymptomatic individuals eligible for cancer screening, and individuals at a higher risk for developing cancer with early detection. We have also developed our GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.

We perform our tests in our clinical laboratory located in Redwood City, California. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states.

We generated total revenue of $92.1 million and $66.3 million for the three months ended June 30, 2021 and 2020, respectively, and $170.8 million and $133.8 million for the six months ended June 30, 2021 and 2020, respectively. We also incurred net losses of $97.6 million and $49.7 million for the three months ended June 30, 2021 and 2020, respectively, and $204.9 million and $81.6 million for the six months ended June 30, 2021 and 2020, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $1.8 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 44% and 38% of our precision oncology revenue from clinical customers during the three months ended June 30, 2021, and 2020, respectively, and approximately 42% and 36% of our precision oncology revenue from clinical customers during the six months ended June 30, 2021, and 2020, respectively.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payer' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration is recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Changes to the codes used to report the Guardant360 test to payers may result in significant changes in its reimbursement. Cigna, Priority Health, multiple Blue Cross Blue Shield plans as well as the health plans associated with eviCore adopted policies that cover our Guardant360 test for the majority of NSCLC patients we test. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In March 2020, we began to receive reimbursement from Medicare for claims submitted, with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier was issued in August 2020. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the Centers for Medicare and Medicaid Services or CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, which would allow us to bill Medicare at the lowest available commercial rate for the first three quarters from April 1, 2021. After the initial three quarters, we can bill Medicare for Guardant360 CDx services at the median rate of claims paid by commercial payers. We are in the process of negotiating reimbursement for our Guardant Reveal, Guardant Response and Guardant360 TissueNext tests from commercial and governmental payers. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
•Biopharmaceutical customers. Our revenue also depends on our ability to attract, maintain and expand relationships with biopharmaceutical customers. As we continue to develop these relationships, we expect to support a growing number of clinical trials globally and continue to have opportunities to offer our platform to such customers for development services, including companion diagnostic development, novel target discovery and validation, as well as clinical trial enrollment. For example, our tests are being developed as companion diagnostics under collaborations with biopharmaceutical companies, including AstraZeneca, Amgen, Daiichi Sankyo, Janssen Biotech, and Radius Health.
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to our LUNAR program, we initiated a prospective screening study, which we refer to as the ECLIPSE trial, aiming to recruit approximately 13,000 patients and evaluate the performance of our LUNAR-2 assay in detecting colorectal cancer in average-risk adults. In addition, we are investing very heavily in establishing clinical utility of our Guardant Reveal test in adjuvant treatment settings. In 2020, we launched three trials in collaboration with key cancer researchers: COBRA, a randomized controlled study, comprising over 1,400 low-risk stage-II colon cancer patients, ACT-3, comprising over 500 stage-III colorectal cancer patients, and PEGASUS for the de-escalation of therapy, encompassing over 140 high-risk stage-II and stage-III colon cancer patients. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
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
•COVID-19 Global Pandemic. The global outbreak of coronavirus 2019, or COVID-19, has disrupted, and we expect will continue to disrupt, our operations. To protect the health and well-being of our workforce, partners, vendors and customers, we have provided free COVID-19 testing for all of our employees, contractors and their dependents, implemented social distance and building entry policies at work, and followed California’s public health orders and the guidance from the Centers for Disease Control and Prevention. The COVID-19 global pandemic has negatively affected, and we expect will continue to negatively affect, our revenue and our clinical studies. For example, our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. The severity of the impact on our business for the remainder of calendar year 2021 and beyond will depend on a number of factors, including the duration and severity of the pandemic and the impact of any variants of the virus. In August 2020, we launched our Guardant-19 test and received the FDA’s emergency use authorization for use in the detection of the novel coronavirus. The test was being offered to our employees and to select partner organizations via our CLIA-certified clinical laboratory. We do not expect out Guardant-19 test to be used extensively by third parties following June 30, 2021, due to our decision to discontinue offering the test to third parties.
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
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through June 30, 2021, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin and for Guardant360 CDx clinical testing performed for qualifying patients diagnosed with solid tumor cancers who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Revenue from clinical tests for patients covered by Medicare represented approximately 44% and 38% of our precision oncology revenue from clinical customers during the three months ended June 30, 2021, and 2020, respectively, and 42% and 36% of our precision oncology revenue from clinical customers during the six months ended June 30, 2021, and 2020, respectively.
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
Costs and operating expenses
Cost of precision oncology testing. Cost of precision oncology testing generally consists of cost of materials, inventory write-downs, direct labor, including employee benefits, bonus, and stock-based compensation; equipment and infrastructure expenses associated with processing liquid biopsy test samples such as sample accessioning, library preparation, sequencing, quality control analyses and shipping charges to transport blood samples; freight; curation of test results for physicians; and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, depreciation of leasehold improvements and information technology costs. Costs associated with performing our tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to the tests. Royalties for licensed technology are calculated as a percentage of revenues generated using the associated technology and recorded as expense at the time the related revenue is recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents. While we do not believe the technologies underlying these licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors.
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

Results of operations
The following table set forth the significant components of our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$72,604	$50,991	$136,333	$111,237
Development services and other	19,497	15,344	34,433	22,608
Total revenue	92,101	66,335	170,766	133,845
Costs and operating expenses:
Cost of precision oncology testing(1)	24,887	17,809	48,477	36,000
Cost of development services and other	5,040	4,626	10,197	6,941
Research and development expense(1)	63,724	36,319	119,232	73,335
Sales and marketing expense(1)	47,716	25,015	82,054	50,130
General and administrative expense(1)	48,376	37,186	116,311	56,971
Total costs and operating expenses	189,743	120,955	376,271	223,377
Loss from operations	(97,642)	(54,620)	(205,505)	(89,532)
Interest income	1,037	2,640	2,588	5,958
Interest expense	(644)	(10)	(1,290)	(22)
Other income (expense), net	(243)	2,285	(533)	2,076
Loss before provision for income taxes	(97,492)	(49,705)	(204,740)	(81,520)
Provision for income taxes	83	34	193	48
Net loss	$(97,575)	$(49,739)	$(204,933)	$(81,568)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$873	$407	$1,640	$710
Research and development expense	4,564	2,622	8,864	4,986
Sales and marketing expense	3,438	2,167	6,318	3,965
General and administrative expense	25,632	20,619	72,754	22,492
Total stock-based compensation expense	$34,507	$25,815	$89,576	$32,153

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$72,604	$50,991	$21,613	42%
Development services and other	19,497	15,344	4,153	27%
Total revenue	$92,101	$66,335	$25,766	39%
Total revenue was $92.1 million for the three months ended June 30, 2021 compared to $66.3 million for the three months ended June 30, 2020, an increase of $25.8 million, or 39%.
Precision oncology testing revenue increased to $72.6 million for the three months ended June 30, 2021 from $51.0 million for the three months ended June 30, 2020, an increase of $21.6 million, or 42%. This increase in precision oncology testing revenue was primarily due to an increase in sample volume.
Precision oncology revenue from tests for clinical customers was $61.1 million in the three months ended June 30, 2021, and $39.6 million in the three months ended June 30, 2020, respectively. Tests for clinical customers increased to 20,830 for the three months ended June 30, 2021 from 13,694 for the three months ended June 30, 2020 mainly due to an increase in the number of physicians ordering Guardant360 tests.
Precision oncology revenue from tests for biopharmaceutical customers was $11.6 million in the three months ended June 30, 2021, and $11.4 million in the three months ended June 30, 2020, respectively. Tests for biopharmaceutical customers increased to 3,653 for the three months ended June 30, 2021, from 2,805 for the three months ended June 30, 2020, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we began receiving fewer samples for testing on a daily average basis from our clinical and biopharmaceutical customers than before the outbreak of the COVID-19 pandemic. Our future sample volumes and precision oncology revenue may be adversely impacted by the COVID-19 pandemic depending on the duration and severity of the pandemic.
Development services and other revenue increased to $19.5 million for the three months ended June 30, 2021 from $15.3 million for the three months ended June 30, 2020, an increase of $4.2 million, or 27%. This increase in development services and other revenue was primarily due to new collaboration projects from biopharmaceutical customers for companion diagnostic development services and receipt of regulatory approval for two of our companion diagnostic programs during the three months ended June 30, 2021. Our development services arrangements with biopharmaceutical customers and development services revenue may be adversely impacted by the COVID-19 pandemic in future periods.
Costs and operating expenses
Cost of revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$29,927	$22,435	$7,492	33%
Gross profit	$62,174	$43,900
Gross margin	68%	66%
Cost of revenue was $29.9 million for the three months ended June 30, 2021, compared to $22.4 million for the three months ended June 30, 2020, an increase of $7.5 million, or 33%.
Cost of precision oncology testing revenue was $24.9 million for the three months ended June 30, 2021, compared to $17.8 million for the three months ended June 30, 2020, an increase of $7.1 million, or 40%. This increase in cost of precision oncology testing was primarily due to a $5.3 million increase in material costs, $1.4 million increase in labor and manufacturing overhead costs, a $0.7 million increase in other costs including costs related to freight and curation of test results for physicians, partially offset by a $0.3 million decrease in royalties.
Cost of development services and other was $5.0 million for the three months ended June 30, 2021, compared to $4.6 million for the three months ended June 30, 2020, an increase of $0.4 million, or 9%. This increase in cost of development services and other was primarily due to an increase in material and labor costs related to companion diagnostic development and regulatory approval service contracts.
Gross margin for the three months ended June 30, 2021, was 68% compared to 66% for the three months ended June 30, 2020. Gross margin improvement primarily relates to higher revenues from our biopharmaceutical customers due to the receipt of regulatory approval for two of our companion diagnostic programs. Our gross margin may be adversely impacted by the COVID-19 pandemic for the affected periods.
Research and development expense

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Research and development	$63,724	$36,319	$27,405	75%
Research and development expenses were $63.7 million for the three months ended June 30, 2021 compared to $36.3 million for the three months ended June 30, 2020, an increase of $27.4 million, or 75%. This increase in research and development expense was primarily due to an increase of $11.8 million in personnel-related costs for employees in our research and development group, including a $1.9 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology and clinical studies. The increase is also attributable to an increase of $6.6 million in outside service costs, an increase of $5.1 million in material costs, and an increase of $2.3 million related to allocated facilities and information technology infrastructure costs. Our research and development expenses are expected to increase in absolute dollars in coming years as the Company continues to innovate and invest in new product initiatives with a particular focus on LUNAR program.
Sales and marketing expense

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$47,716	$25,015	$22,701	91%
Selling and marketing expenses were $47.7 million for the three months ended June 30, 2021 compared to $25.0 million for the three months ended June 30, 2020, an increase of $22.7 million, or 91%. This increase was primarily due to an increase of $15.5 million in personnel-related costs, including a $1.3 million increase in stock-based compensation, associated with the expansion of our commercial organization. The increase is also attributable to an increase of $3.4 million related to allocated facilities and information technology infrastructure costs, and an increase of $2.6 million related to marketing activities. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of our tests.
General and administrative expense

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
General and administrative	$48,376	$37,186	$11,190	30%
General and administrative expenses were $48.4 million for the three months ended June 30, 2021 compared to $37.2 million for the three months ended June 30, 2020, an increase of $11.2 million, or 30%. This increase was primarily due to an increase of $7.2 million in personnel-related costs, including a $5.0 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Chief

Executive Officer and our President and Chief Operating Officer as well as an increase in our headcount, an increase of $1.4 million in professional service expenses related to outside legal, accounting, consulting and IT services, an increase of $2.0 million related to allocated facilities and information technology infrastructure cost, and an increase of $0.3 million in office administrative costs. Our general and administrative expenses may increase in the near term due to increase in stock-based compensation expense associated with increase headcount as well as expense recognition associated with the market-based restricted stock units.
Interest income

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest income	$1,037	$2,640	$(1,603)	(61)%
Interest income was $1.0 million for the three months ended June 30, 2021 compared to $2.6 million for the three months ended June 30, 2020, a decrease of $1.6 million, or 61%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, offset by a significant increase in cash, cash equivalents and marketable securities related to the receipt of cash proceeds from our follow-on public offering completed in June 2020 and borrowings on our convertible senior notes issued in November 2020.
Interest expense

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest expense	$(644)	$(10)	$(634)	6,340%
Interest expense was $0.6 million for the three months ended June 30, 2021, primarily due to the amortization of debt issuance costs. Interest expense was immaterial for the three months ended June 30, 2020.
Other income (expense), net

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(243)	$2,285	$(2,528)	*

Other income (expense), net included foreign currency exchange losses of $0.1 million for the three months ended June 30, 2021. For the three months ended June 30, 2020, other income (expense), net included receipt of $1.8 million from HHS’s relief fund under the CARES Act and foreign currency exchange gains of $0.2 million.
Provision for income taxes

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$83	$34	$49	*
*    Not meaningful
Provision for income taxes was immaterial for the three months ended June 30, 2021 and 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$136,333	$111,237	$25,096	23%
Development services and other	34,433	22,608	11,825	52%
Total revenue	$170,766	$133,845	$36,921	28%
Total revenue was $170.8 million for the six months ended June 30, 2021 compared to $133.8 million for the six months ended June 30, 2020, an increase of $36.9 million, or 28%.
Precision oncology testing revenue increased to $136.3 million for the six months ended June 30, 2021 from $111.2 million for the six months ended June 30, 2020, an increase of $25.1 million, or 23%. This increase in precision oncology testing revenue was primarily due to an increase in tests performed.
Precision oncology revenue from tests for clinical customers was $110.9 million in the six months ended June 30, 2021 and $77.6 million in the six months ended June 30, 2020, respectively. Tests for clinical customers increased to 39,220 for the six months ended June 30, 2021 from 28,951 for the six months ended June 30, 2020 mainly due to an increase in the number of physicians ordering Guardant360 tests.
Precision oncology revenue from tests for biopharmaceutical customers was $25.4 million in the six months ended June 30, 2021 and $33.6 million in the six months ended June 30, 2020, respectively. Tests for biopharmaceutical customers decreased to 7,175 for the six months ended June 30, 2021 from 8,071 for the six months ended June 30, 2020, primarily due to the timing and progression of clinical trials and studies which resulted in fluctuation in the number of samples received for testing. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we began receiving fewer samples for testing on a daily average basis from our clinical and biopharmaceutical customers than before the outbreak of the COVID-19 pandemic. Our future sample volumes and precision oncology revenue may be adversely impacted by the COVID-19 pandemic for the affected periods.
Development services and other revenue increased to $34.4 million for the six months ended June 30, 2021 from $22.6 million for the six months ended June 30, 2020, an increase of $11.8 million, or 52%. This increase in development services and other revenue was primarily due to progression of collaboration projects from biopharmaceutical customers for companion diagnostic development services and receipt of regulatory approval of two of our companion diagnostic programs during the six months ended June 30, 2021. Our development services arrangements with biopharmaceutical customers and development services revenue may be adversely impacted by the COVID-19 pandemic in future periods.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(dollars in thousands)
Cost of revenue	$58,674	$42,941	$15,733	37%
Gross profit	$112,092	$90,904
Gross margin	66%	68%
Cost of revenue was $58.7 million for the six months ended June 30, 2021 compared to $42.9 million for the six months ended June 30, 2020, an increase of $15.7 million, or 37%.
Cost of precision oncology testing revenue was $48.5 million for the six months ended June 30, 2021 compared to $36.0 million for the six months ended June 30, 2020, an increase of $12.5 million, or 35%. This increase in cost of precision oncology testing was attributable to an increase in sample volumes and was primarily due to a $8.1 million increase in material costs, a $3.2 million increase in production labor and overhead costs, and a $1.7 million increase in other costs including costs related to freight and curation of test results for physicians, offset by a $0.5 million decrease in royalties.
Cost of development services and other was $10.2 million for the six months ended June 30, 2021 compared to $6.9 million for the six months ended June 30, 2020, an increase of $3.3 million, or 47%. This increase in cost of development services and other was primarily due to an increase in labor costs related to companion diagnostic development and regulatory approval service contracts.
Gross margin for the six months ended June 30, 2021 was 66% compared to 68% for the six months ended June 30, 2020. The decrease in gross margin is primarily due to higher average cost per test resulting from varied product mix. Our gross margin may be adversely impacted by the COVID-19 pandemic depending on how long the pandemic lasts and the severity of the situation in coming quarters.
Operating Expenses
Research and development expense

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Research and development	$119,232	$73,335	$45,897	63%
Research and development expenses were $119.2 million for the six months ended June 30, 2021 compared to $73.3 million for the six months ended June 30, 2020, an increase of $45.9 million, or 63%. This increase in research and development expense was primarily due to an increase of $23.8 million in personnel-related costs for employees in our research and development group, including a $3.9 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology and clinical studies, an increase of $13.7 million in material costs related to various programs, an increase of $7.9 million in outside service costs, and an increase of $6.5 million related to allocated facility and information technology infrastructure costs offset by a decrease of $8.5 million relating to in-process research and development (IPR&D) technology expensed in connection with a patent license acquisition that occurred in March 2020.
Sales and marketing expense

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$82,054	$50,130	$31,924	64%
Selling and marketing expenses were $82.1 million for the six months ended June 30, 2021 compared to $50.1 million for the six months ended June 30, 2020, an increase of $31.9 million, or 64%. This increase was primarily due to an increase of $20.0 million in personnel-related costs, including a $2.4 million increase in stock-based compensation, associated with the expansion of our commercial organization, an increase of $5.6 million related to allocated facility and information technology infrastructure costs and an increase of $5.1 million related to marketing activities.
General and administrative expense

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
General and administrative	$116,311	$56,971	$59,340	104%
General and administrative expenses were $116.3 million for the six months ended June 30, 2021 compared to $57.0 million for the six months ended June 30, 2020, an increase of $59.3 million, or 104%. This increase was primarily due to an increase of $55.4 million in personnel-related costs, including a $50.3 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Chief

Executive Officer and our President and Chief Operating Officer as well as an increase in our headcount, an increase of $2.3 million related to allocated facilities and information technology infrastructure costs, and an increase of $2.2 million in professional service expenses related to outside legal, accounting, consulting and IT services, offset by a decrease of $1.2 million related to settlement costs in connection with a patent license acquisition that occurred in March 2020. Our general and administrative expenses may increase in the near term due to increase in stock-based compensation expense associated with increase headcount as well as expense recognition associated with the market-based restricted stock units.
Interest income

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest income	$2,588	$5,958	$(3,370)	(57)%
Interest income was $2.6 million for the six months ended June 30, 2021 compared to $6.0 million for the six months ended June 30, 2020, a decrease of $3.4 million, or (57)%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, offset by a significant increase in cash, cash equivalents and marketable securities related to the receipt of cash proceeds from our follow-on public offering completed in June 2020 and borrowings on our convertible senior notes issued in November 2020.
Interest expense

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,290)	$(22)	$(1,268)	5,764%
Interest expense was $1.3 million for the six months ended June 30, 2021, primarily due to the amortization of debt issuance costs. Interest expense was immaterial for the six months ended June 30, 2020.
Other income (expense), net

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(533)	$2,076	$(2,609)	*
Other income (expense), net included foreign currency exchange losses of $0.1 million for the six months ended June 30, 2021. For the six months ended June 30, 2020, other income (expense), net included receipt of $1.8 million received from HHS’s relief fund under the CARES Act.
Provision for income taxes

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$193	$48	$145	*
*    Not meaningful
Provision for income taxes was immaterial for the six months ended June 30, 2021 and 2020.

Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of June 30, 2021, we had an accumulated deficit of $809.4 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical trials and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of June 30, 2021, we had cash and cash equivalents of $938.6 million and marketable securities of $908.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Currently, our investments are held in marketable securities consisting of United States treasury securities and non-marketable securities in the form of private equity investments.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(78,884)	$(36,647)
Net cash provided by (used in) investing activities	$250,936	$(304,745)
Net cash (used in) provided by financing activities	$(65,044)	$362,786
Operating activities
Cash used in operating activities during the six months ended June 30, 2021 was $78.9 million, which resulted from a net loss of $204.9 million, partially offset by non-cash charges of $119.7 million and net change in our operating assets and liabilities of $6.3 million. Non-cash charges primarily consisted of $89.6 million of stock-based compensation, $10.6 million of depreciation and amortization, $10.8 million of non-cash operating lease costs, $6.5 million of amortization of premium on investment, and $1.3 million of amortization of debt issuance costs. The net change in our operating assets and liabilities was primarily the result of a $7.1 million increase in accounts payable, a $6.5 million increase in accrued compensation due to increased personnel and a $7.3 million increase in accrued expenses and other liabilities, partially offset by a $4.3 million increase in other assets, net, a $3.8 million increase in inventory due to higher testing volumes and a $3.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Cash used in operating activities during the six months ended June 30, 2020 was $36.6 million, which resulted from a net loss of $81.6 million and net change in our operating assets and liabilities of $7.1 million, partially offset by non-cash charges of $52.0 million. Non-cash charges primarily consisted of $32.2 million of stock-based compensation, $8.5 million of charge of in-process research and development costs with no alternative future use, $7.1 million of depreciation and amortization, $3.4 million of non-cash operating lease costs, and $1.1 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $5.2 million increase in inventory due to higher testing volumes, a $3.9 million payment of operating lease liabilities, a $2.5 million decrease in accounts payable, a $1.8 million decrease in accrued expenses and other liabilities, and a $0.8 million decrease in deferred revenue, partially offset by a $6.9 million decrease in accounts receivables.
Investing activities
Cash provided by investing activities during the six months ended June 30, 2021 was $250.9 million, which resulted primarily from maturities of marketable securities of $418.1 million, partially offset by purchases of marketable securities of $126.2 million, purchases of property and equipment of $28.3 million and purchase of non-marketable equity and other related investments of $12.8 million.
Cash used in investing activities during the six months ended June 30, 2020 was $304.7 million, which resulted primarily from purchases of marketable securities of $465.3 million, purchases of property and equipment of $19.1 million and purchases of intangible assets and capitalized license obligations of $17.9 million, partially offset by maturities of marketable securities of $197.5 million.
Financing activities
Cash used in financing activities during the six months ended June 30, 2021 was $65.0 million, which was primarily due to taxes paid related to net share settlement of restricted stock units of $75.0 million, partially offset by proceeds from issuances of common stock under employee stock purchase plan of $5.4 million and proceeds from exercise of stock options of $5.4 million.
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

Off-balance sheet arrangements
As of June 30, 2021, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed previously.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness. As of June 30, 2021, we had cash and cash equivalents of $938.6 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities. As of June 30, 2021, we had short-term marketable securities of $853.1 million and long-term marketable securities of $55.4 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of June 30, 2021, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $4.5 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.5 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through June 30, 2021, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of June 30, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021, and our CEO and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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

GUARDANT HEALTH, INC.

Dated:	August 5, 2021	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2021	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)