Form 10-Q
period 2021-09-30
Guardant Health, Inc.
filed 2021-11-04
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
505 Penobscot Dr.
Redwood City, California, 94063
Registrant’s telephone number, including area code: (855) 698-8887
_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	GH	The Nasdaq Global Select Market

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

As of October 29, 2021, the registrant had 101,656,348 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$832,370	$832,977
Short-term marketable securities	653,601	961,903
Accounts receivable, net	60,744	53,299
Inventory	24,739	22,716
Prepaid expenses and other current assets, net	21,958	17,466
Total current assets	1,593,412	1,888,361
Long-term marketable securities	250,226	246,597
Property and equipment, net	106,156	62,782
Right-of-use assets	196,436	37,343
Intangible assets, net	14,698	16,155
Goodwill	3,290	3,290
Other assets, net	61,316	17,253
Total Assets(1)	$2,225,534	$2,271,781
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,674	$7,340
Accrued compensation	38,838	28,280
Accrued expenses	40,475	22,639
Deferred revenue	7,317	8,550
Total current liabilities	102,304	66,809
Convertible senior notes, net	1,134,180	806,292
Long-term operating lease liabilities	216,806	41,565
Other long-term liabilities	3,424	1,520
Total Liabilities(1)	1,456,714	916,186
Redeemable noncontrolling interest	59,400	57,100
Stockholders’ equity:
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of September 30, 2021, and December 31, 2020; 101,623,257 and 100,213,985 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	1	1
Additional paid-in capital	1,626,926	1,902,389
Accumulated other comprehensive income	(593)	2,697
Accumulated deficit	(916,914)	(606,592)
Total Stockholders’ Equity	709,420	1,298,495
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$2,225,534	$2,271,781
(1) As of September 30, 2021, and December 31, 2020, this balance includes $24.8 million and $35.0 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and VIE’s subsidiaries, and $3.8 million and $4.9 million, respectively, of liabilities of the consolidated VIE and VIE’s subsidiaries, for which their creditors do not have recourse to the general credit of the Company. See Note 3, Investment in Joint Venture.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Precision oncology testing	$79,272	$60,384	$215,605	$171,621
Development services and other	15,507	14,185	49,940	36,793
Total revenue	94,779	74,569	265,545	208,414
Costs and operating expenses:
Cost of precision oncology testing	29,665	16,699	78,142	52,699
Cost of development services and other	1,151	4,488	11,348	11,429
Research and development expense	70,968	36,245	190,200	109,580
Sales and marketing expense	50,228	25,095	132,282	75,225
General and administrative expense	50,055	66,294	166,366	123,265
Total costs and operating expenses	202,067	148,821	578,338	372,198
Loss from operations	(107,288)	(74,252)	(312,793)	(163,784)
Interest income	689	2,313	3,277	8,271
Interest expense	(644)	(8)	(1,934)	(30)
Other income (expense), net	(187)	345	(720)	2,421
Loss before provision for income taxes	(107,430)	(71,602)	(312,170)	(153,122)
Provision for income taxes	96	68	289	116
Net loss	(107,526)	(71,670)	(312,459)	(153,238)
Adjustment of redeemable noncontrolling interest	—	(6,000)	(2,300)	(6,800)
Net loss attributable to Guardant Health, Inc. common stockholders	$(107,526)	$(77,670)	$(314,759)	$(160,038)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.06)	$(0.78)	$(3.11)	$(1.66)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	101,420	99,554	101,184	96,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(107,526)	$(71,670)	$(312,459)	$(153,238)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	(513)	(1,721)	(2,097)	2,512
Foreign currency translation adjustments	(113)	191	(1,193)	239
Other comprehensive income (loss)	(626)	(1,530)	(3,290)	2,751
Comprehensive loss	$(108,152)	$(73,200)	$(315,749)	$(150,487)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(6,000)	(2,300)	(6,800)
Comprehensive loss attributable to Guardant Health, Inc.	$(108,152)	$(79,200)	$(318,049)	$(157,287)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2021
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of June 30, 2021	$59,400	101,265,100	$1	$1,597,419	$33	$(809,388)	$788,065
Issuance of common stock upon exercise of stock options	—	257,535	—	1,677	—	—	1,677
Vesting of restricted stock units	—	100,622	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Taxes paid related to net share settlement of restricted stock units	—	—	—	(7,199)	—	—	(7,199)
Stock-based compensation	—	—	—	35,016	—	—	35,016
Other comprehensive loss, net of tax impact	—	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	—	(107,526)	(107,526)
Balance as of September 30, 2021	$59,400	101,623,257	$1	$1,626,926	$(593)	$(916,914)	$709,420

	Three Months Ended September 30, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of June 30, 2020	$50,400	99,312,237	$1	$1,544,373	$5,392	$(435,177)	$1,114,589
Issuance of common stock upon exercise of stock options	—	533,962	—	3,851	—	—	3,851
Vesting of restricted stock units	—	50,989	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Taxes paid related to net share settlement of restricted stock units	—	—	—	(2,247)	—	—	(2,247)
Stock-based compensation	—	—	—	55,198	—	—	55,198
Adjustment of redeemable noncontrolling interest	6,000	—	—	—	—	(6,000)	(6,000)
Other comprehensive loss, net of tax impact	—	—	—	—	(1,530)	—	(1,530)
Net loss	—	—	—	—	—	(71,670)	(71,670)
Balance as of September 30, 2020	$56,400	99,897,188	$1	$1,601,188	$3,862	$(512,847)	$1,092,204

	Nine Months Ended September 30, 2021
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2020	$57,100	100,213,985	$1	$1,902,389	$2,697	$(606,592)	$1,298,495
Cumulative effect adjustment for ASU 2020-06 adoption	—	—	—	(330,403)	—	4,437	(325,966)
Issuance of common stock upon exercise of stock options	—	629,246	—	7,065	—	—	7,065
Vesting of restricted stock units	—	719,128	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	39	—	—	39
Common stock issued under employee stock purchase plan	—	60,898	—	5,401	—	—	5,401
Taxes paid related to net share settlement of restricted stock units	—	—	—	(82,157)	—	—	(82,157)
Stock-based compensation	—	—	—	124,592	—	—	124,592
Adjustment of redeemable noncontrolling interest	2,300	—	—	—	—	(2,300)	(2,300)
Other comprehensive loss, net of tax impact	—	—	—	—	(3,290)	—	(3,290)
Net loss	—	—	—	—	—	(312,459)	(312,459)
Balance as of September 30, 2021	$59,400	101,623,257	$1	$1,626,926	$(593)	$(916,914)	$709,420

	Nine Months Ended September 30, 2020
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2019	$49,600	94,261,414	$1	$1,150,090	$1,111	$(352,809)	$798,393
Issuance of common stock in public offering, net of offering costs of $1,130	—	4,312,500	—	354,600	—	—	354,600
Issuance of common stock upon exercise of stock options	—	1,188,519	—	7,399	—	—	7,399
Vesting of restricted stock units	—	76,591	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	39	—	—	39
Common stock issued under employee stock purchase plan	—	58,164	—	3,956	—	—	3,956
Taxes paid related to net share settlement of restricted stock units	—	—	—	(2,247)	—	—	(2,247)
Stock-based compensation	—	—	—	87,351	—	—	87,351
Adjustment of redeemable noncontrolling interest	6,800	—	—	—	—	(6,800)	(6,800)
Other comprehensive loss, net of tax impact	—	—	—	—	2,751	—	2,751
Net loss	—	—	—	—	—	(153,238)	(153,238)
Balance as of September 30, 2020	$56,400	99,897,188	$1	$1,601,188	$3,862	$(512,847)	$1,092,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020

OPERATING ACTIVITIES:
Net loss	$(312,459)	$(153,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,181	11,462
Non-cash operating lease costs	17,782	3,349
Charge of in-process research and development costs with no alternative future use	—	8,500
Re-valuation of contingent consideration	1,845	(120)
Non-cash stock-based compensation	124,592	87,351
Amortization of debt issuance costs	1,922	—
Amortization of premium (discount) on marketable securities	9,546	1,636
Credit loss adjustment and others	8	8,056
Changes in operating assets and liabilities:
Accounts receivable, net	(7,445)	11,581
Inventory	(2,023)	(12,550)
Prepaid expenses and other current assets	(5,758)	491
Other assets	(3,226)	(7,571)
Accounts payable	6,939	846
Accrued compensation	10,558	5,480
Accrued expenses and other liabilities	10,484	(1,514)
Operating lease liabilities	258	(3,523)
Deferred revenue	(1,233)	(4,940)
Net cash used in operating activities	(132,029)	(44,704)
INVESTING ACTIVITIES:
Purchases of marketable securities	(334,082)	(580,172)
Maturity of marketable securities	627,110	307,548
Purchase of non-marketable equity and other related investments	(39,076)	—
Purchases of property and equipment	(50,410)	(28,891)
Purchase of intangible assets and capitalized license obligations	—	(17,886)
Net cash provided by (used in) investing activities	203,542	(319,401)
FINANCING ACTIVITIES:
Payments made on finance lease obligations	(129)	(125)
Proceeds from issuance of common stock upon exercise of stock options	7,065	7,399
Proceeds from issuances of common stock under employee stock purchase plan	5,401	3,956
Taxes paid related to net share settlement of restricted stock units	(82,157)	(2,247)
Proceeds from public offering, net of underwriting discounts and commissions	—	355,730
Payment of offering costs related to public offering	—	(1,130)
Payment of offering costs related to borrowings on convertible senior notes	(784)	—
Net cash (used in) provided by financing activities	(70,604)	363,583

	Nine Months Ended September 30,
	2021	2020

Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,193)	239
Net increase in cash, cash equivalents and restricted cash	(284)	(283)
Cash and cash equivalents—Beginning of period	832,977	143,228
Cash, cash equivalents and restricted cash—End of period	$832,693	$142,945
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$171,068	$10,463
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$9,589	$4,301
Issuance costs related to purchase of non-marketable equity and other related investments included in accounts payable and accrued expenses	$346	$—
Property and equipment acquired under finance leases	$238	$47
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$832,370	$142,945
Restricted cash – included in other assets, net	323	—
Total cash, cash equivalents and restricted cash	$832,693	$142,945
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
The Company was incorporated in Delaware in December 2011 and is headquartered in Redwood City, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc. (the “Joint Venture”) in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P. (“SoftBank”). Under the terms of the joint venture agreement, the Company holds a 50% ownership interest in the Joint Venture. As of September 30, 2021, the Joint Venture has subsidiaries in Singapore and Japan (see Note 3, Investment in Joint Venture) and the Company has a subsidiary in Switzerland, which was incorporated in 2019.
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
The Company believes that its existing cash and cash equivalents and marketable securities as of September 30, 2021, will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
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
The extent to which the coronavirus 2019, or COVID-19 pandemic, will ultimately impact the Company’s business, results of operations, financial conditions, or cash flows continues to be highly uncertain. The severity of the impact on the Company's business for the remainder of calendar year 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the impact of any variants of the virus, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for the Company's products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, and 2020, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021, and 2020, the condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and nine months ended September 30, 2021, and 2020, and cash flows for the nine months ended September 30, 2021, and 2020, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Foreign Currency
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, and 2020, foreign currency transaction gains and losses were immaterial.
Restricted Cash
Restricted cash consists of payroll withholding related to the Company's enrollment in certain voluntary disability insurance plan. Restricted cash balance as of September 30, 2021, was $0.3 million, which was included in other assets in the accompanying consolidated balance sheets. The Company did not have any restricted cash as of December 31, 2020.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investee. The Company's non-marketable equity and other related investments totaled $39.4 million as of September 30, 2021, and are included in other assets, net on the accompanying condensed consolidated balance sheets. The Company did not have such non-marketable equity and other related investments as of December 31, 2020. Non-marketable securities are subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance of the investee; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. Pursuant to one of the investments in non-marketable securities purchased by the Company, and subject to the Company purchasing additional non-marketable securities from the same investee, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. As of September 30, 2021, no impairment or adjustments to carrying value of non-marketable securities have been recorded. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.
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

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2021	December 31, 2020
	2021	2020	2021	2020

	(unaudited)				(unaudited)
Customer A	*	*	*	11%	*	11%
Customer B	31%	28%	28%	24%	11%	13%
Customer C	*	*	*	*	*	12%
Customer D	*	*	*	*	*	11%
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

	Gross Amount		Allowance for Credit Losses				Net Amount
	September 30, 2021	December 31, 2020	Three and Nine Months Ended September 30, 2021				September 30, 2021	December 31, 2020
			Beginning Balance	Charged to (Reversed from) Other Income (Expense), Net	Reclassi fication	Ending Balance

	(unaudited)		(unaudited)				(unaudited)
	(in thousand)
Prepaid expenses and other current assets	$1,100	$—	$—	$—	$(1,100)	$(1,100)	$—	$—
Other assets	5,900	7,000	(7,000)	—	1,100	(5,900)	—	$—
Accounts Receivable, Net
Accounts receivable represent valid claims against biopharmaceutical companies, research institutes and international distributors. The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of September 30, 2021, and December 31, 2020, the Company had immaterial allowance for credit losses related to its accounts receivable.
Contract assets are presented under accounts receivable, net and other assets, net on the Company’s condensed consolidated balance sheets and include balances due from commercial and governmental payers, and biopharmaceutical customers. Contract assets consists primarily of: i) precision oncology testing revenues to clinical customers that are recognized upon delivery of the test results prior to cash collection; and ii) development services and other revenues to biopharmaceutical customers that are recognized upon the achievement of performance-based milestones but prior to the establishment of billing rights. Contract assets are relieved when the Company receives payments from clinical customers, or when it invoices the biopharmaceutical customers when milestones are achieved, thereby reclassifying the balances from contract assets to accounts receivable. As of September 30, 2021, the Company had contract assets of $30.9 million which was recorded in accounts receivable, net. As of December 31, 2020, the Company had contract assets of $15.6 million which was recorded in accounts receivable, net, which included $8.4 million of unbilled receivable relating to Guardant360 CDx.
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill and IPR&D are not amortized but are tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of September 30, 2021, there has been no impairment of goodwill or IPR&D.
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

Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its liquid biopsy test to clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended September 30, 2021, and 2020, the Company recorded $3.2 million and $11.4 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials, net of recoupments. For the nine months ended September 30, 2021, and 2020, the Company recorded $17.8 million and $21.9 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials, net of recoupments.
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
The Company also has other miscellaneous revenue streams that are recognized in addition to development services noted above such as clinical trial setup, monitoring and maintenance, liquid biopsy testing development and support, GuardantConnect, GuardantINFORM, and kits fulfillment related revenues. Revenues related to clinical trial setup, monitoring and maintenance, referral fees, liquid biopsy testing development and support, GuardantConnect, GuardantINFORM are generally recognized over time based on an input method to measure progress in the period when the associated services have been performed. Kits fulfillment related revenues are recognized when such products are delivered.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of September 30, 2021, and December 31, 2020, the deferred revenue balance was $7.3 million and $8.6 million, respectively, which included $0.6 million and $3.0 million, respectively, related to collaboration development efforts with pharmaceutical companies to be recognized as the Company performs research and development services in the future periods. Revenue recognized in the nine months ended September 30, 2021, that was included in the deferred revenue balance as of December 31, 2020, was $8.0 million, of which $3.0 million represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers. Revenue recognized in the nine months ended September 30, 2020, that was included in the deferred revenue balance as of December 31, 2019, was $8.8 million, which primarily represented revenue from provision of development services under the collaboration agreements with biopharmaceutical customers.

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
Accounting Pronouncements Adopted
Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The Company early adopted ASU 2020-06 in the first quarter of fiscal 2021 using the modified retrospective approach which resulted in the re-classification of the carrying amount of the equity component of the cash conversion feature including the allocated debt issuance costs as of December 31, 2020, from additional paid-in capital to convertible senior notes, net.
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
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. In June 2020, an amended and restated certificate of incorporation of the Joint Venture, as approved by the board of directors of the Joint Venture, was filed with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation, among other things, increased the number of authorized shares of common stock to 89,000,000 shares consisting of 80,000,000 shares of Class A common stock and 9,000,000 shares of Class B (non-voting) common stock; and authorized 80,000,000 shares of Series A preferred stock. Pursuant to the amended and restated certificate of incorporation, each share of common stock held by the Company and the affiliate of SoftBank was reclassified and exchanged for 1,000 shares of Series A preferred stock. As a result, each of the Company and the affiliate of

SoftBank held 40,000,000 shares of Series A preferred stock. The holders of Series A preferred stock are entitled to receive dividends at the rate of $0.05 per share if and when declared by the board of directors of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock have been reserved for issuance. As of September 30, 2021, and December 31, 2020, 313,331 and no shares of Class B common stock have been issued and outstanding, respectively, and no shares of Class A common stock have been issued and outstanding. As of September 30, 2021, and December 31, 2020, 80,000,000 shares of Series A preferred stock have been issued and outstanding.
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
As of September 30, 2021, and December 31, 2020, the Joint Venture had total assets of approximately $24.8 million and $35.0 million, respectively, which were primarily comprised of cash, property and equipment, right-of-use assets and security deposits. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets.  Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of September 30, 2021, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
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
The Company may pay the purchase price for the shares of the Joint Venture in cash, in shares of its capital stock (which may be a non-voting security with senior preferences to all other classes of its equity or, if its common stock is publicly traded on a national exchange, its common stock), or in a combination thereof. In the event the Company exercises the call right, SoftBank will choose the form of consideration. In the event SoftBank exercises the put right, the Company will choose the form of consideration. On November 1, 2021, the Company elected to exercise the call right and provided its intent to purchase all shares held by SoftBank pursuant to a time-based trigger, see Note 17.
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
4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Machinery and equipment	$56,553	$40,216
Leasehold improvements	35,681	34,037
Computer hardware	16,067	10,862
Construction in progress	42,295	7,833
Furniture and fixtures	3,598	3,043
Computer software	1,246	1,136
Property and equipment, gross	$155,440	$97,127
Less: accumulated depreciation	(49,284)	(34,345)
Property and equipment, net	$106,156	$62,782
Depreciation expense related to property and equipment was $5.0 million and $3.8 million for the three months ended September 30, 2021, and 2020, respectively, and $14.6 million and $10.0 million for the nine months ended September 30, 2021, and 2020, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Operating lease liabilities	$8,253	$6,632
Accrued tax liabilities	4,077	4,634
Accrued professional services	6,815	3,397
Accrued clinical trials and studies	3,351	1,264
Accrued legal expenses	5,878	2,875
Purchases of property and equipment included in accrued expenses	7,144	1,156
Accrued royalty obligations	195	146
Others	4,762	2,535
Total accrued expenses	$40,475	$22,639
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2021
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$735,719	$735,719	$—	$—
Total cash equivalents	$735,719	$735,719	$—	$—

U.S. government debt securities	$653,601	$—	$653,601	$—
Total short-term marketable securities	$653,601	$—	$653,601	$—

U.S. government debt securities	$250,227	$—	$250,227	$—
Total long-term marketable securities	$250,227	$—	$250,227	$—
Total	$1,639,547	$735,719	$903,828	$—

Financial Liabilities:
Contingent consideration	$3,090	$—	$—	$3,090
Total	$3,090	$—	$—	$3,090

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$620,630	$620,630	$—	$—
Total cash equivalents	$620,630	$620,630	$—	$—

U.S. government debt securities	$961,902	$—	$961,902	$—
Total short-term marketable securities	$961,902	$—	$961,902	$—

U.S. government debt securities	$246,597	$—	$246,597	$—
Total long-term marketable securities	$246,597	$—	$246,597	$—
Total	$1,829,129	$620,630	$1,208,499	$—

Financial Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245
Total	$1,245	$—	$—	$1,245
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
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, contingent consideration liability of $3.1 million and

$1.2 million, respectively, was recorded within other long-term liabilities on the condensed consolidated balance sheets.
The Company considers the fair value of the redeemable noncontrolling interest as of September 30, 2021, and December 31, 2020, to be a Level 3 measurement. The fair value of the redeemable noncontrolling interest was determined using a of the income approach and the market approach, and estimates and assumptions include future revenue growth rates, gross profit margins, EBITDA margins, future capital expenditures, weighted-average costs of capital and future market conditions, among others.
The following table summarizes the activities for the Level 3 financial instruments for the three and nine months ended September 30, 2021, and 2020:

	Redeemable Noncontrolling Interest				Contingent Consideration
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Fair value — beginning of period	$59,400	$50,400	$57,100	$49,600	$2,120	$1,175	$1,245	$1,365
Increase (decrease) in fair value	1,920	7,407	7,852	10,566	970	70	1,845	(120)
Net loss for the period	(1,920)	(1,407)	(5,552)	(3,766)	—	—	—	—
Fair value — end of period	$59,400	$56,400	$59,400	$56,400	$3,090	$1,245	$3,090	$1,245
The Company considers the fair value of the Convertible Notes as of September 30, 2021, and December 31, 2020, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 8, Debt, for additional information related to the fair value of the Convertible Notes.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$735,719	$—	$—	$735,719
U.S. government debt securities	903,749	187	(108)	903,828
Total	$1,639,468	$187	$(108)	$1,639,547

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$620,630	$—	$—	$620,630
U.S. government debt securities	1,206,195	2,339	(35)	1,208,499
Total	$1,826,825	$2,339	$(35)	$1,829,129
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of credit losses in the three and nine months ended September 30, 2021, and 2020, respectively. The maturities of the Company’s long-term marketable securities range from 1.3 to 2.0 years as of September 30, 2021.

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
7.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of September 30, 2021, and December 31, 2020:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(2,194)	$9,692	9.0
Non-compete agreements and other covenant rights	5,100	(1,694)	3,406	4.2
Total intangible assets subject to amortization	16,986	(3,888)	13,098
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(3,888)	$17,988

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(1,367)	$10,519	9.8
Non-compete agreements	5,100	(1,064)	4,036	4.9
Total intangible assets subject to amortization	16,986	(2,431)	14,555
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(2,431)	$19,445

Amortization of finite-lived intangible assets was $0.5 million and $0.5 million for the three months ended September 30, 2021, and 2020, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2021, and 2020, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets—net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2021	$491
2022	1,947
2023	1,947
2024	1,953
2025	1,705
2026 and thereafter	5,055
Total	$13,098
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

Since the 2027 Notes were not convertible as of September 30, 2021, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the components of the 2027 Notes as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount, net of amortization	—	(331,074)
Less: debt issuance costs, net of amortization	(15,820)	(12,634)
Net carrying amount	$1,134,180	$806,292

Equity component recorded at issuance:
2027 Notes	$—	$335,667
Less: issuance costs	—	(5,264)
Net amount recorded in equity	$—	$330,403
The total estimated fair value of the 2027 Notes was $1.3 billion and $1.3 billion as of September 30, 2021, and December 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $1.9 million for the three and nine months ended September 30, 2021, which represented an effective interest rate of 0.2% and 0.2% and for the three and nine months ended September 30, 2021.
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
Operating lease expense was $6.9 million and immaterial for the three months ended September 30, 2021, and 2020, respectively, and $17.8 million and $3.3 million for the nine months ended September 30, 2021, and 2020, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	September 30, 2021	December 31, 2020
	(unaudited)
Weighted-average remaining lease term (in years)	10.1	5.5
Weighted-average discount rate	4.09%	8.07%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2021:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2021	$2,737
2022	21,495
2023	28,972
2024	31,525
2025	32,081
2026 and thereafter	177,400
Total operating lease payments	$294,210
Less: imputed interest	(52,473)
Less: lease incentives	(16,678)
Total operating lease liabilities	$225,059
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

In August 2021, TwinStrand Biosciences, Inc. (“TwinStrand Biosciences”) and the University of Washington filed a patent infringement suit in the United States District Court for the District of Delaware alleging that the Company infringes U.S. Patent Nos. 10,287,631; 10,689,699; 10,752,951; and 10,760,127. The Company answered the complaint in October 2021, denying TwinStrand Biosciences’ allegations. The court has not yet entered a case scheduling order.

False Advertising Dispute

In May 2021, the Company also filed a lawsuit against Natera, Inc. (“Natera”) in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking a Preliminary Injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. Discovery is ongoing and the court has scheduled a hearing for November 2021 to hear argument on the Company’s motion to dismiss Natera’s counterclaims and for a case management conference.
11.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors (the “Board of Directors”). As of September 30, 2021, and December 31, 2020, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	September 30, 2021	December 31, 2020
	(unaudited)
Shares underlying outstanding stock options	2,516,868	3,101,181
Shares underlying unvested restricted stock units	1,128,147	1,118,655
Market-based restricted stock units	2,260,764	3,391,148
Performance-based restricted stock units	383,341	377,922
Shares available for issuance under the 2018 Incentive Award Plan	5,803,707	1,819,223
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,475,593	1,536,491
Total	13,568,420	11,344,620
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
12.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Stock Plan (as amended and restated, the “2012 Plan”) and the 2018 Incentive Award Plan (the “2018 Plan”) and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2020	1,819,223	3,101,181	$15.80	6.9	$350,670
2018 Plan annual increase(1)	3,689,000	—
Granted	(164,147)	164,147	122.52
Exercised	—	(629,246)	10.93
Canceled	63,286	(119,214)	49.16
Restricted stock units granted	(398,117)	—	—
Restricted stock units canceled	241,627	—	—
Market-based restricted stock units canceled	558,254	—	—
Performance-based restricted stock units granted	(52,917)	—	—
Performance-based restricted stock units canceled	47,498	—	—
Balance as of September 30, 2021	5,803,707	2,516,868	$22.40	6.5	$259,451
Vested and Exercisable as of September 30, 2021		1,943,159	$10.36	6.1	$222,786
(1)Effective as of January 1, 2021, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $28.4 million and $46.8 million for the three months ended September 30, 2021, and 2020, respectively, and $77.8 million and $97.1 million for the nine months ended September 30, 2021, and 2020, respectively.

The weighted-average grant date fair value of options granted was $65.17 and $49.73 per share for the three months ended September 30, 2021, and 2020, respectively, and $72.14 and $46.85 per share for the nine months ended September 30, 2021, and 2020, respectively.
Future stock-based compensation for unvested options as of September 30, 2021 was $22.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	1,118,655	$92.89
Granted	398,117	130.30
Vested and released	(146,998)	89.37
Canceled	(241,627)	94.64
Balance as of September 30, 2021	1,128,147	$106.17
Future stock-based compensation for unvested restricted stock units as of September 30, 2021, was $105.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units (“PSUs”) under the 2018 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 4 years and an additional service period requirement of six months after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 4 years to 4.5 years subject to meeting the respective performance metrics and service requirements. As of September 30, 2021, a significant portion of these PSUs are not expected to achieve the related performance metrics, and therefore, no stock-based compensation expense was recorded for the PSUs that were not probable to vest.
A summary of the Company’s performance-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	377,922	$113.40
Granted	52,917	135.94
Canceled	(47,498)	113.40
Balance as of September 30, 2021	383,341	$116.51
Stock-based compensation recorded for the PSUs for the three and nine months ended September 30, 2021, was $0.3 million and $1.0 million, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of September 30, 2021 was $4.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.
Market-based Restricted Stock Units
In May 2020, the Board of Directors approved and granted 1,695,574 market-based restricted stock units (“MSUs”) under the 2018 Plan to each of the Company's Co-Chief Executive Officers, which is subject to the achievement of market-based share price goals established by the Board of Directors. The MSUs consist of three separate tranches and the vesting of each tranche is subject to the Company's common stock closing price being maintained at or above a predetermined share price goal for a period of 30 consecutive calendar days. The share price goal can be met any time during the seven-year performance period from the date of grant. Upon vesting, the MSUs must be held for a period of six to twelve months depending on the time of vesting within the seven-year performance period. The vesting of the MSUs can also be triggered upon a change in control event and achievement of a certain change in control price goal, or when there is a qualifying termination or in the event of death or disability. The following table presents additional information relating to each MSU award:

Tranche	Price Goal	Number of RSUs
Tranche 1	$120 per share	565,192
Tranche 2	$150 per share	565,191
Tranche 3	$200 per share	565,191

The grant date fair values of the MSUs were determined using a Monte Carlo valuation model for each tranche. The related stock-based compensation expense for each tranche is recognized based on an accelerated attribution method over the estimated derived service period. If the related share price goal is achieved earlier than its expected derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal. The derived service period is the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. The Monte Carlo valuation model uses assumptions such as volatility, risk-free interest rate, cost of equity and dividend estimated for the performance period of the MSU. The weighted-average grant date fair value of the MSUs was $67.00 and the weighted-average derived service period was estimated to be in the range of 0.83 – 2.07 years.
On January 1, 2021, Tranche 1 of the MSUs became vested because it has met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. A summary of the Company’s market-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Market-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of December 31, 2020	3,391,148	$67.00
Vested and released	(572,130)	70.58
Canceled (1)	(558,254)	70.58
Balance as of September 30, 2021	2,260,764	$65.20
(1)Represented shares withheld by the Company for MSU holders' tax obligation upon release of vested MSUs.
Stock-based compensation for the MSUs was $22.6 million and $46.8 million, for the three months ended September 30, 2021, and 2020, respectively, and $88.9 million and $65.1 million, for the nine months ended September 30, 2021, and 2020, respectively, which was recorded in general and administrative expenses on the condensed consolidated statement of operations. Future stock-based compensation for unvested MSUs as of September 30, 2021 was $26.4 million, which is expected to be recognized over a weighted-average period of 0.7 years. In the event of a change in control, a qualifying termination, death, disability or the share price goal occurring earlier than the estimated derived service period, the stock-based compensation relating to these MSUs could be accelerated. Any MSUs that remain unvested at the end of the seven-year performance period will automatically be forfeited and terminated without further consideration.
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
A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of December 31, 2020	542,220	4,053,335	$0.58	9.6	$—
Granted	(826,667)	826,667	0.58
Exercised	—	(313,331)	0.58
Canceled	382,780	(382,780)	0.58
Balance as of September 30, 2021	98,333	4,183,891	$0.58	9.0	$—
Vested and Exercisable as of September 30, 2021		2,341,259	$0.58	8.9	$—

The weighted-average grant date fair value of options granted was $0.33 per share for the three and nine months ended September 30, 2021. Future stock-based compensation for unvested options as of September 30, 2021 was $0.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$676	$428	$2,316	$1,138
Research and development expense	4,416	2,369	13,280	7,355
Sales and marketing expense	3,991	2,320	10,309	6,285
General and administrative expense	25,933	50,081	98,687	72,573
Total stock-based compensation expense	$35,016	$55,198	$124,592	$87,351

Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

(unaudited)
Expected term (in years)	5.94 – 6.04	5.95 – 6.04	5.49 – 6.04	5.50 – 6.10
Expected volatility	63.6% – 66.0%	63.6% – 68.4%	63.6% – 66.7%	63.6% – 73.3%
Risk-free interest rate	0.3% – 0.8%	0.3% – 0.4%	0.3% – 1.1%	0.3% – 1.6%
Expected dividend yield	—%	—%	—%	—%
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
Shares of common stock purchased under the ESPP were nil for the three months ended September 30, 2021, and 2020, respectively, and 60,898 and 58,164 for the nine months ended September 30, 2021, and 2020, respectively. The total compensation expense related to the ESPP was $0.9 million and $0.7 million for the three months ended

September 30, 2021, and 2020, respectively, and $2.5 million and $2.3 million for the nine months ended September 30, 2021, and 2020, respectively.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
No ESPP shares were issued for the three months ended September 30, 2021, and 2020. The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	50.8%	73.2%
Risk-free interest rate	—%	0.2%
Expected dividend yield	—%	—%
As of September 30, 2021, the unrecognized stock-based compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
13.    Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands, except per share data)
Net loss	$(107,526)	$(71,670)	$(312,459)	$(153,238)
Adjustment of redeemable noncontrolling interest	—	(6,000)	(2,300)	(6,800)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(107,526)	$(77,670)	$(314,759)	$(160,038)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.06)	$(0.78)	$(3.11)	$(1.66)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	101,420	99,554	101,184	96,659
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	2,628	3,662	2,753	4,021
Restricted stock units	1,185	650	1,151	563
MSUs	2,261	3,391	2,389	1,577
PSUs	395	—	404	—
ESPP obligation	51	38	47	39
Common stock subject to repurchase	6	17	9	20
Convertible senior notes	8,225	—	8,225	—
Total	14,751	7,758	14,978	6,220
(1)    Excludes stock options of 4,183,891 shares outstanding under the AMEA 2020 Plan as of September 30, 2021.
14.    Income Taxes
The income tax expense for the three and nine months ended September 30, 2021 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three and nine months ended September 30, 2021, and 2020, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
15.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
United States	$90,421	$65,613	$250,589	$191,648
International (1)	4,358	8,956	14,956	16,766
Total revenue	$94,779	$74,569	$265,545	$208,414
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2021, and 2020, respectively.
As of September 30, 2021, and December 31, 2020, 98% and 94%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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
17.     Subsequent Events
On November 1, 2021, the Company exercised its call right contained in its joint venture agreement with SoftBank. As a result of the exercise of these rights, the Company will purchase all Joint Venture shares held by SoftBank at a price to be negotiated between the parties or established by a third-party valuation firm utilizing the financial and operating assumptions outlined in the joint venture agreement. Pursuant to the joint venture agreement, the fair value of the Joint Venture will be no less than an amount that yields a 20% internal rate of return on each tranche of capital invested by SoftBank and its affiliates in the Joint Venture. Settlement of the aggregate purchase price will be in cash, shares, or a combination of cash and shares, at SoftBank’s discretion. The Company expects to purchase all shares held by SoftBank in the Joint Venture on or before the end of the second quarter of 2022. No changes to the fair value of the redeemable noncontrolling interest have been reflected as of end of September 30, 2021.

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
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary tests, vast data sets and advanced analytics. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by a liquid and tissue biopsy. Our Guardant Health Oncology Platform is designed to leverage our capabilities in technology, clinical development, regulatory and reimbursement to drive commercial adoption, accelerate drug development, improve patient clinical outcomes and lower healthcare costs. In pursuit of our goal to manage cancer across all stages of the disease, we provide our Guardant360, Guardant360 LDT, Guardant360 CDx, and GuardantOMNI liquid biopsy-based tests for advanced stage cancer. Our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, patients who may benefit from treatment with osimertinib (EGFR exon 19 deletions, exon 20 T790M or exon 21 L858R mutations), amivantamab-vmjw (EGFR exon 20 insertion mutations), and sotorasib (KRAS G12C mutations), which have been developed by our biopharmaceutical customers AstraZeneca, Janssen Biotech and Amgen, respectively. In February 2021, we launched our Guardant Reveal liquid biopsy-based tests for residual and recurring cancer to first address the need in Stage II-III colorectal cancer. In June 2021, we launched Guardant360 TissueNext, our first tissue-based test which will be used to identify patients with advanced cancer who may benefit from biomarker-informed treatment, and Guardant360 Response which will be used to measure early indications to patients' response to treatment up to eight weeks earlier than response evaluation criteria in solid tumors. We are developing tests under our LUNAR program which aims to address the needs of early stage cancer patients with neoadjuvant and adjuvant treatment selection, cancer survivors with surveillance, asymptomatic individuals eligible for cancer screening, and individuals at a higher risk for developing cancer with early detection. We have also developed our GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.

We perform our tests in our clinical laboratory located in Redwood City, California. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states.

We generated total revenue of $94.8 million and $74.6 million for the three months ended September 30, 2021, and 2020, respectively, and $265.5 million and $208.4 million for the nine months ended September 30, 2021, and 2020, respectively. We also incurred net losses of $107.5 million and $71.7 million for the three months ended September 30, 2021, and 2020, respectively, and $312.5 million and $153.2 million for the nine months ended September 30, 2021, and 2020, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $1.7 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 48% and 44% of our precision oncology revenue from clinical customers during the three months ended September 30, 2021, and 2020, respectively, and approximately 44% and 39% of our precision oncology revenue from clinical customers during the nine months ended September 30, 2021, and 2020, respectively.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payers' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration is recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in its reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In March 2020, we began to receive reimbursement from Medicare for claims submitted, with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier was issued in August 2020. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the Centers for Medicare and Medicaid Services or CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, which would allow us to bill Medicare at the lowest available commercial rate for the first three quarters from April 1, 2021. After the initial three quarters, we can bill Medicare for Guardant360 CDx services at the median rate of claims paid by commercial payers. We are in the process of negotiating reimbursement for our Guardant Reveal, Guardant Response and Guardant360 TissueNext tests from commercial and governmental payers. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.

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
•COVID-19 Global Pandemic. The global outbreak of coronavirus 2019, or COVID-19, has disrupted, and we expect will continue to disrupt, our operations. To protect the health and well-being of our workforce, partners, vendors and customers, we have provided free COVID-19 testing for all of our employees, contractors and their dependents, implemented social distance and building entry policies at work, and followed California’s public health orders and the guidance from the Centers for Disease Control and Prevention. The COVID-19 global pandemic has negatively affected, and we expect will continue to negatively affect, our revenue and our clinical studies. For example, our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. In addition, disruptions caused by the pandemic have adversely affected the quantity and quality of certain sequencers, reagents, blood tubes and other similar materials that are critical to our commercial and research and development programs. We currently have a limited amount of stock of these components. Failure in the future to secure sufficient supply of critical components could materially and adversely affect our ability to manufacture or supply marketed products and product candidates or complete our ongoing research and development programs on the timelines previously established, which could materially and adversely affect our business and future prospects. The severity of the impact on our business for the remainder of calendar year 2021 and beyond will depend on a number of factors, including the duration and severity of the pandemic and the impact of any variants of the virus on us, our customers, and our suppliers. In August 2020, we launched our Guardant-19 test and received the FDA’s emergency use authorization for use in the detection of the novel coronavirus. The test was being offered to our employees and to select partner organizations via our CLIA-certified clinical laboratory. Effective August 2021, we have discontinued offering the test to third parties.

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
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through September 30, 2021, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin and for Guardant360 CDx clinical testing performed for qualifying patients diagnosed with solid tumor cancers who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established since March 2018. Revenue from clinical tests for patients covered by Medicare represented approximately 48% and 44% of our precision oncology revenue from clinical customers during the three months ended September 30, 2021, and 2020, respectively, and 44% and 39% of our precision oncology revenue from clinical customers during the nine months ended September 30, 2021, and 2020, respectively.
Development services and other. Development services and other revenue primarily represents services, other than precision oncology testing, that we provide to biopharmaceutical companies and large medical institutions. It includes companion diagnostic development and regulatory approval services, clinical trial setup, monitoring and maintenance, liquid biopsy testing development and support, as well as GuardantConnect, GuardantINFORM, and kits fulfillment related revenues. We collaborate with biopharmaceutical companies in the development and clinical trials of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our liquid biopsy panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. Development services and other revenue can vary over time as different projects start and complete.
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
We expect the cost of precision oncology testing to generally increase in line with the increase in the number of tests we perform, but we expect the cost per test to decrease modestly over time due to the efficiencies we may gain as test volume increases, and from automation and other cost reductions.
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
We expect that our general and administrative expenses will continue to increase in absolute dollars, primarily due to increased stock-based compensation expense, including resulting from the market-based restricted stock units granted to our Co-Chief Executive Officers in May 2020. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses being incurred.
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

Results of operations
The following table set forth the significant components of our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$79,272	$60,384	$215,605	$171,621
Development services and other	15,507	14,185	49,940	36,793
Total revenue	94,779	74,569	265,545	208,414
Costs and operating expenses:
Cost of precision oncology testing(1)	29,665	16,699	78,142	52,699
Cost of development services and other	1,151	4,488	11,348	11,429
Research and development expense(1)	70,968	36,245	190,200	109,580
Sales and marketing expense(1)	50,228	25,095	132,282	75,225
General and administrative expense(1)	50,055	66,294	166,366	123,265
Total costs and operating expenses	202,067	148,821	578,338	372,198
Loss from operations	(107,288)	(74,252)	(312,793)	(163,784)
Interest income	689	2,313	3,277	8,271
Interest expense	(644)	(8)	(1,934)	(30)
Other income (expense), net	(187)	345	(720)	2,421
Loss before provision for income taxes	(107,430)	(71,602)	(312,170)	(153,122)
Provision for income taxes	96	68	289	116
Net loss	$(107,526)	$(71,670)	$(312,459)	$(153,238)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$676	$428	$2,316	$1,138
Research and development expense	4,416	2,369	13,280	7,355
Sales and marketing expense	3,991	2,320	10,309	6,285
General and administrative expense	25,933	50,081	98,687	72,573
Total stock-based compensation expense	$35,016	$55,198	$124,592	$87,351

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$79,272	$60,384	$18,888	31%
Development services and other	15,507	14,185	1,322	9%
Total revenue	$94,779	$74,569	$20,210	27%
Total revenue was $94.8 million for the three months ended September 30, 2021, compared to $74.6 million for the three months ended September 30, 2020, an increase of $20.2 million, or 27%.
Precision oncology testing revenue increased to $79.3 million for the three months ended September 30, 2021, from $60.4 million for the three months ended September 30, 2020, an increase of $18.9 million, or 31%. This increase in precision oncology testing revenue was primarily due to an increase in sample volume.
Precision oncology revenue from tests for clinical customers increased to $61.3 million in the three months ended September 30, 2021, from $48.3 million in the three months ended September 30, 2020, primarily due to an increase in the number of Guardant360 tests and an overall increase in average selling price per test, offset by a decrease of $8.2 million in cash collections exceeding the estimated variable consideration related to samples processed in previous periods. Tests for clinical customers increased to 22,806 for the three months ended September 30, 2021, from 16,950 for the three months ended September 30, 2020.
Precision oncology revenue from tests for biopharmaceutical customers was $17.9 million in the three months ended September 30, 2021, and $12.0 million in the three months ended September 30, 2020, respectively. Tests for biopharmaceutical customers increased to 4,839 for the three months ended September 30, 2021, from 3,071 for the three months ended September 30, 2020, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.
Development services and other revenue increased to $15.5 million for the three months ended September 30, 2021 from $14.2 million for the three months ended September 30, 2020, an increase of $1.3 million, or 9%. This increase in development services and other revenue was primarily due to progression of collaboration projects from biopharmaceutical customers for companion diagnostic development services during the three months ended September 30, 2021.
Our revenue may be adversely impacted by the COVID-19 pandemic in future periods depending on the duration and severity of the pandemic and the impact of any variants of the virus.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$30,816	$21,187	$9,629	45%
Gross profit	$63,963	$53,382
Gross margin	67%	72%
Cost of revenue was $30.8 million for the three months ended September 30, 2021, compared to $21.2 million for the three months ended September 30, 2020, an increase of $9.6 million, or 45%.
Cost of precision oncology testing revenue was $29.7 million for the three months ended September 30, 2021, compared to $16.7 million for the three months ended September 30, 2020, an increase of $13.0 million, or 78%. This increase in cost of precision oncology testing was primarily due to a $7.0 million increase in material costs, $4.8 million increase in labor and manufacturing overhead costs, and a $1.3 million increase in other costs including costs related to freight and curation of test results for physicians.

Cost of development services and other was $1.2 million for the three months ended September 30, 2021, compared to $4.5 million for the three months ended September 30, 2020, a decrease of $3.3 million, or 74%. This decrease in cost of development services and other was primarily due to timing of work performed on our companion diagnostic development service contracts.
Gross margin for the three months ended September 30, 2021, was 67% compared to 72% for the three months ended September 30, 2020. The decrease in gross margin is primarily due to higher average cost per test resulting from the varied product mix of precision oncology testing, partially offset by gross margin improvement of development services and other. Our gross margin may be adversely impacted by the COVID-19 pandemic for the affected periods.
Operating Expenses
Research and development expense

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Research and development	$70,968	$36,245	$34,723	96%
Research and development expenses were $71.0 million for the three months ended September 30, 2021, compared to $36.2 million for the three months ended September 30, 2020, an increase of $34.7 million, or 96%. This increase in research and development expense was primarily due to an increase of $13.2 million in personnel-related costs for employees in our research and development group, including a $2.0 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology and clinical studies. The increase is also attributable to an increase of $9.9 million in material costs, an increase of $6.3 million in outside service costs, and an increase of $3.5 million related to allocated facilities and information technology infrastructure costs.
Sales and marketing expense

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$50,228	$25,095	$25,133	100%
Selling and marketing expenses were $50.2 million for the three months ended September 30, 2021, compared to $25.1 million for the three months ended September 30, 2020, an increase of $25.1 million, or 100%. This increase was primarily due to an increase of $18.6 million in personnel-related costs, including a $1.7 million increase in stock-based compensation, associated with the expansion of our commercial organization. The increase is also attributable to an increase of $3.2 million related to allocated facilities and information technology infrastructure costs, and an increase of $2.4 million related to marketing activities.
General and administrative expense

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
General and administrative	$50,055	$66,294	$(16,239)	(24)%
General and administrative expenses were $50.1 million for the three months ended September 30, 2021, compared to $66.3 million for the three months ended September 30, 2020, a decrease of $16.2 million, or 24%. This decrease was primarily due to the vesting of Tranche 1 shares of market-based restricted stock units on January 1, 2021, granted to our Co-Chief Executive Officers, which resulted in a reduction of stock-based compensation expense in the amount of $24.1 million, offset by an increase of $3.7 million in professional service expenses related to outside legal, accounting, consulting and IT services, and an increase of $1.8 million related to allocated facilities and information technology infrastructure costs.

Interest income

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest income	$689	$2,313	$(1,624)	(70)%
Interest income was $0.7 million for the three months ended September 30, 2021, compared to $2.3 million for the three months ended September 30, 2020, a decrease of $1.6 million, or 70%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, partially offset by an increase in cash, cash equivalents and marketable securities related to the receipt of cash proceeds from borrowings on our convertible senior notes issued in November 2020.
Interest expense

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest expense	$(644)	$(8)	$(636)	*
*    Not meaningful
Interest expense was $0.6 million for the three months ended September 30, 2021, primarily due to the amortization of debt issuance costs. Interest expense was immaterial for the three months ended September 30, 2020.
Other income (expense), net

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(187)	$345	$(532)	*
*    Not meaningful
Other income (expense), net included foreign currency exchange losses of $0.1 million for the three months ended September 30, 2021. For the three months ended September 30, 2020, other income (expense), net included foreign currency exchange gains of $0.3 million.
Provision for income taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$96	$68	$28	41%
Provision for income taxes was immaterial for the three months ended September 30, 2021, and 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$215,605	$171,621	$43,984	26%
Development services and other	49,940	36,793	13,147	36%
Total revenue	$265,545	$208,414	$57,131	27%
Total revenue was $265.5 million for the nine months ended September 30, 2021, compared to $208.4 million for the nine months ended September 30, 2020, an increase of $57.1 million, or 27%.
Precision oncology testing revenue increased to $215.6 million for the nine months ended September 30, 2021 from $171.6 million for the nine months ended September 30, 2020, an increase of $44.0 million, or 26%. This increase in precision oncology testing revenue was primarily due to an increase in sample volume.
Precision oncology revenue from tests for clinical customers increased to $172.2 million for the nine months ended September 30, 2021, from $125.9 million for the nine months ended September 30, 2020, mainly due to an increase in the number of physicians ordering Guardant360 tests and an overall increase in average selling price per test, offset by a decrease of $4.1 million in excess cash collections exceeding the estimated variable consideration related to samples processed in previous periods. Tests for clinical customers increased to 62,026 for the nine months ended September 30, 2021, from 45,901 for the nine months ended September 30, 2020.
Precision oncology revenue from tests for biopharmaceutical customers was $43.4 million in the nine months ended September 30, 2021, and $45.7 million in the nine months ended September 30, 2020, respectively. The decrease in revenue was primarily due to a decrease in average selling price per test, partially offset by an increase in tests. Tests for biopharmaceutical customers increased to 12,014 for the nine months ended September 30, 2021, from 11,142 for the nine months ended September 30, 2020, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.
Development services and other revenue increased to $49.9 million for the nine months ended September 30, 2021, from $36.8 million for the nine months ended September 30, 2020, an increase of $13.1 million, or 36%. This increase in development services and other revenue was primarily due to progression of collaboration projects from biopharmaceutical customers for companion diagnostic development services and receipt of regulatory approval of two of our companion diagnostic programs during the nine months ended September 30, 2021.
Our revenue may be adversely impacted by the COVID-19 pandemic in future periods depending on the duration and severity of the pandemic and the impact of any variants of the virus.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(dollars in thousands)
Cost of revenue	$89,490	$64,128	$25,362	40%
Gross profit	$176,055	$144,286
Gross margin	66%	69%
Cost of revenue was $89.5 million for the nine months ended September 30, 2021, compared to $64.1 million for the nine months ended September 30, 2020, an increase of $25.4 million, or 40%.
Cost of precision oncology testing revenue was $78.1 million for the nine months ended September 30, 2021, compared to $52.7 million for the nine months ended September 30, 2020, an increase of $25.4 million, or 48%. This increase in cost of precision oncology testing was attributable to an increase in sample volumes and was primarily due to a $15.1 million increase in material costs, an $8.0 million increase in production labor and overhead costs, and a $3.0 million increase in other costs including costs related to freight and curation of test results for physicians, offset by a $0.6 million decrease in royalties.
Cost of development services and other was $11.3 million for the nine months ended September 30, 2021, compared to $11.4 million for the nine months ended September 30, 2020, a decrease of $0.1 million, or 1%.
Gross margin for the nine months ended September 30, 2021 was 66% compared to 69% for the nine months ended September 30, 2020. The decrease in gross margin is primarily due to higher average cost per test resulting from the varied product mix of precision oncology testing, partially offset by gross margin improvement of development services and other. Our gross margin may be adversely impacted by the COVID-19 pandemic depending on how long the pandemic lasts and the severity of the situation in coming quarters.
Operating Expenses
Research and development expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Research and development	$190,200	$109,580	$80,620	74%
Research and development expenses were $190.2 million for the nine months ended September 30, 2021, compared to $109.6 million for the nine months ended September 30, 2020, an increase of $80.6 million, or 74%. This increase in research and development expense was primarily due to an increase of $37.0 million in personnel-related costs for employees in our research and development group, including a $5.9 million increase in stock-based compensation, as we increased our headcount to support continued investment in our technology and clinical studies, an increase of $23.6 million in material costs related to various programs, an increase of $14.2 million in outside service costs, and an increase of $10.0 million related to allocated facility and information technology infrastructure costs, offset by a decrease of $8.5 million relating to in-process research and development (IPR&D) technology expensed in connection with a patent license acquisition that occurred in March 2020.
Sales and marketing expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$132,282	$75,225	$57,057	76%
Selling and marketing expenses were $132.3 million for the nine months ended September 30, 2021, compared to $75.2 million for the nine months ended September 30, 2020, an increase of $57.1 million, or 76%. This increase was primarily due to an increase of $38.7 million in personnel-related costs, including a $4.0 million increase in stock-based compensation, associated with the expansion of our commercial organization, an increase of $8.8 million related to allocated facility and information technology infrastructure costs and an increase of $7.5 million related to marketing activities.
General and administrative expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
General and administrative	$166,366	$123,265	$43,101	35%
General and administrative expenses were $166.4 million for the nine months ended September 30, 2021, compared to $123.3 million for the nine months ended September 30, 2020, an increase of $43.1 million, or 35%. This increase was primarily due to an increase of $33.6 million in personnel-related costs, including a $26.1 million increase in stock-based compensation primarily in connection with the issuance of market-based restricted stock units to our Co-Chief Executive Officers as well as an increase in our headcount, an increase of $6.0 million in professional service expenses related to outside legal, accounting, consulting and IT services, and an increase of $4.0 million related to allocated facilities and information technology infrastructure costs, offset by a decrease of $1.2 million related to settlement costs in connection with a patent license acquisition that occurred in March 2020.
Interest income

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest income	$3,277	$8,271	$(4,994)	(60)%
Interest income was $3.3 million for the nine months ended September 30, 2021, compared to $8.3 million for the nine months ended September 30, 2020, a decrease of $5.0 million, or 60%. This decrease was primarily due to a significant decrease in interest rate as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, partially offset by a significant increase in cash, cash equivalents and marketable securities related to the receipt of cash proceeds from our follow-on public offering completed in June 2020 and borrowings on our convertible senior notes issued in November 2020.
Interest expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,934)	$(30)	$(1,904)	*
*    Not meaningful
Interest expense was $1.9 million for the nine months ended September 30, 2021, primarily due to the amortization of debt issuance costs. Interest expense was immaterial for the nine months ended September 30, 2020.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(720)	$2,421	$(3,141)	*
*    Not meaningful
Other income (expense), net included asset management fees of $0.5 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, other income (expense), net included receipt of $1.8 million received from HHS’s relief fund under the CARES Act.
Provision for income taxes

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$289	$116	$173	149%
Provision for income taxes was immaterial for the nine months ended September 30, 2021, and 2020.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of September 30, 2021, we had an accumulated deficit of $916.9 million. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical trials and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of September 30, 2021, we had cash and cash equivalents of $832.4 million and marketable securities of $903.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Currently, our investments are held in marketable securities consisting of United States treasury securities and non-marketable securities in the form of private equity investments.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(132,029)	$(44,704)
Net cash provided by (used in) investing activities	$203,542	$(319,401)
Net cash (used in) provided by financing activities	$(70,604)	$363,583
Operating activities
Cash used in operating activities during the nine months ended September 30, 2021, was $132.0 million, which resulted from a net loss of $312.5 million, partially offset by non-cash charges of $171.9 million and net change in our operating assets and liabilities of $8.6 million. Non-cash charges primarily consisted of $124.6 million of stock-based compensation, $17.8 million of non-cash operating lease costs, $16.2 million of depreciation and amortization, $9.5 million of amortization of premium on marketable investments, and $1.9 million of amortization of debt issuance costs. The net change in our operating assets and liabilities was primarily the result of a $10.6 million increase in accrued compensation due to increased personnel, a $10.5 million increase in accrued expenses and other liabilities and a $6.9 million increase in accounts payable, partially offset by a $7.4 million increase in accounts receivable, net, a $5.8 million increase in prepaid expenses and other current assets, a $3.2 million increase in other assets, net, and a $2.0 million increase in inventory due to higher testing volumes.
Cash used in operating activities during the nine months ended September 30, 2020 was $44.7 million, which resulted from a net loss of $153.2 million and net change in our operating assets and liabilities of $11.7 million, partially offset by non-cash charges of $120.2 million. Non-cash charges primarily consisted of $87.4 million of stock-based compensation, $11.5 million of depreciation and amortization, $8.5 million of charge of in-process research and development costs with no alternative future use, $8.1 million of credit loss adjustment and others, $3.3 million of non-cash operating lease costs, and $1.6 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $12.6 million increase in inventory due to higher testing volumes, a $7.6 million increase in other assets for long-term portions of payments due from a third-party in relation to the settlement of a patent dispute reached in the three months ended September 30, 2020, a $4.9 million decrease in deferred revenue, and a $3.5 million payment of operating lease liabilities net of receipt of tenant improvement allowance, partially offset by a $11.6 million decrease in accounts receivables, and a $5.5 million increase in accrued compensation due to increased personnel.
Investing activities
Cash provided by investing activities during the nine months ended September 30, 2021, was $203.5 million, which resulted primarily from maturities of marketable securities of $627.1 million, partially offset by purchases of marketable securities of $334.1 million, purchases of property and equipment of $50.4 million and purchase of non-marketable equity and other related investments of $39.1 million.
Cash used in investing activities during the nine months ended September 30, 2020, was $319.4 million, which resulted primarily from purchases of marketable securities of $580.2 million, purchases of property and equipment of $28.9 million and purchases of intangible assets and capitalized license obligations of $17.9 million, partially offset by maturities of marketable securities of $307.5 million.
Financing activities
Cash used in financing activities during the nine months ended September 30, 2021, was $70.6 million, which was primarily due to taxes paid related to net share settlement of restricted stock units of $82.2 million, partially offset by proceeds from exercise of stock options of $7.1 million and proceeds from issuances of common stock under employee stock purchase plan of $5.4 million.
Cash provided by financing activities during the nine months ended September 30, 2020, was $363.6 million, which was primarily due to proceeds from a follow-on offering of our common stock, net of underwriting discounts and commissions and offering expenses payable by us, of $354.6 million, proceeds from exercise of stock options of $7.4 million, and proceeds from issuances of common stock under employee stock purchase plan of $4.0 million, partially offset by taxes paid related to net share settlement of restricted stock units of $2.2 million.
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

Off-balance sheet arrangements
As of September 30, 2021, we have not had any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed previously.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness. As of September 30, 2021, we had cash and cash equivalents of $832.4 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities. As of September 30, 2021, we had short-term marketable securities of $653.6 million and long-term marketable securities of $250.2 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2021, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $6.1 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $1.1 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through September 30, 2021, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of September 30, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Limitations on effectiveness of controls and procedures
Our management, including our Co-CEOs and our CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
31.1
Certification of the Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*
31.2
Certification of the Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*
31.3	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					*

___________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

GUARDANT HEALTH, INC.

Dated:	November 4, 2021	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2021	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2021	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)