Form 10-Q
period 2022-03-31
Guardant Health, Inc.
filed 2022-05-05
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
3000 Hanover Street
Palo Alto, California, 94304
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

As of April 29, 2022, the registrant had 101,923,322 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management, including about our business, our financial condition, our results of operations, our cash flows, and the industry and environment in which we operate. Statements that include words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.
Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Guardant Health, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$573,604	$492,202
Short-term marketable securities	388,662	440,546
Accounts receivable, net	84,331	97,652
Inventory	36,613	30,674
Prepaid expenses and other current assets, net	30,070	53,052
Total current assets	1,113,280	1,114,126
Long-term marketable securities	588,453	698,034
Property and equipment, net	151,322	124,461
Right-of-use assets, net	188,607	189,443
Intangible assets, net	13,727	14,207
Goodwill	3,290	3,290
Other assets, net	70,919	60,938
Total Assets(1)	$2,129,598	$2,204,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,230	$17,580
Accrued compensation	56,158	42,496
Accrued expenses	51,851	45,285
Noncontrolling interest liability	78,000	78,000
Deferred revenue	10,570	11,326
Total current liabilities	228,809	194,687
Convertible senior notes, net	1,135,463	1,134,821
Long-term operating lease liabilities	225,377	226,053
Other long-term liabilities	6,909	3,933
Total Liabilities(1)	1,596,558	1,559,494
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of March 31, 2022, and December 31, 2021; 101,895,835 and 101,767,446 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	1	1
Additional paid-in capital	1,682,406	1,657,593
Accumulated other comprehensive loss	(18,314)	(4,764)
Accumulated deficit	(1,131,053)	(1,007,825)
Total Stockholders’ Equity	533,040	645,005
Total Liabilities and Stockholders’ Equity	$2,129,598	$2,204,499
(1) As of March 31, 2022 and December 31, 2021, this balance includes $16.9 million and $20.4 million of assets, respectively, that can be used only to settle obligations of the consolidated variable interest entity, or VIE and VIE’s subsidiaries, and $4.3 million and $4.3 million of liabilities of the consolidated VIE and VIE’s subsidiaries, respectively, for which their creditors do not have recourse to the general credit of the Company. See Note 3, Investment in Joint Venture.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Revenue:
Precision oncology testing	$84,136	$63,729
Development services and other	11,963	14,936
Total revenue	96,099	78,665
Costs and operating expenses:
Cost of precision oncology testing	30,684	23,590
Cost of development services and other	1,297	5,157
Research and development expense	81,757	55,508
Sales and marketing expense	64,432	34,338
General and administrative expense	41,267	67,935
Total costs and operating expenses	219,437	186,528
Loss from operations	(123,338)	(107,863)
Interest income	778	1,551
Interest expense	(644)	(646)
Other income (expense), net	(48)	(290)
Loss before provision for income taxes	(123,252)	(107,248)
Provision for (benefit from) income taxes	(24)	110
Net loss	(123,228)	(107,358)
Adjustment of redeemable noncontrolling interest	—	(2,300)
Net loss attributable to Guardant Health, Inc. common stockholders	$(123,228)	$(109,658)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.21)	$(1.09)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	101,853	100,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021

Net loss	$(123,228)	$(107,358)
Other comprehensive loss, net of tax impact:
Unrealized loss on available-for-sale securities	(12,758)	(706)
Foreign currency translation adjustments	(792)	(1,087)
Other comprehensive loss	(13,550)	(1,793)
Comprehensive loss	$(136,778)	$(109,151)
Comprehensive loss attributable to redeemable noncontrolling interest	—	(2,300)
Comprehensive loss attributable to Guardant Health, Inc.	$(136,778)	$(111,451)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	101,767,446	$1	$1,657,593	$(4,764)	$(1,007,825)	$645,005
Issuance of common stock upon exercise of stock options	105,218	—	963	—	—	963
Vesting of restricted stock units	23,171	—	—	—	—	—
Vesting of common stock exercised early	—	—	8	—	—	8
Taxes paid related to net share settlement of restricted stock units	—	—	(957)	—	—	(957)
Stock-based compensation	—	—	24,799	—	—	24,799
Other comprehensive loss	—	—	—	(13,550)	—	(13,550)
Net loss	—	—	—	—	(123,228)	(123,228)
Balance as of March 31, 2022	101,895,835	$1	$1,682,406	$(18,314)	$(1,131,053)	$533,040

		Three Months Ended March 31, 2021
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of January 1, 2021	$57,100	100,213,985	$1	$1,902,389	$2,697	$(606,592)	$1,298,495
Cumulative effect adjustment for ASU 2020-06 adoption	—	—	—	(330,403)	—	4,437	(325,966)
Issuance of common stock upon exercise of stock options	—	282,879	—	4,462	—	—	4,462
Vesting of restricted stock units	—	588,789	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Taxes paid related to net share settlement of restricted stock units	—	—	—	(73,576)	—	—	(73,576)
Stock-based compensation	—	—	—	55,069	—	—	55,069
Adjustment of redeemable noncontrolling interest	2,300	—	—	—	—	(2,300)	(2,300)
Other comprehensive loss, net of tax impact	—	—	—	—	(1,793)	—	(1,793)
Net loss	—	—	—	—	—	(107,358)	(107,358)
Balance as of March 31, 2021	$59,400	101,085,653	$1	$1,557,954	$904	$(711,813)	$847,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021

OPERATING ACTIVITIES:
Net loss	$(123,228)	$(107,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,201	5,010
Non-cash operating lease costs	6,949	3,932
Re-valuation of contingent consideration	2,390	—
Non-cash stock-based compensation	24,799	55,069
Amortization of debt issuance costs	642	641
Amortization of premium (discount) on marketable securities	2,449	3,259
Other	21	—
Changes in operating assets and liabilities:
Accounts receivable, net	13,299	5,260
Inventory	(5,937)	(6,160)
Prepaid expenses and other current assets, net	21,882	521
Other assets, net	3,846	1,202
Accounts payable	(753)	11,986
Accrued compensation	13,662	8,900
Accrued expenses and other liabilities	8,022	4,399
Operating lease liabilities	(3,106)	(2,762)
Deferred revenue	(757)	(190)
Net cash used in operating activities	(28,619)	(16,291)
INVESTING ACTIVITIES:
Purchase of marketable securities	(163,742)	(70,654)
Maturity of marketable securities	310,000	204,110
Purchase of non-marketable equity and other related investments	(12,750)	—
Purchase of property and equipment	(22,700)	(9,586)
Net cash provided by investing activities	110,808	123,870
FINANCING ACTIVITIES:
Payments made on finance lease obligations	(18)	(55)
Proceeds from issuance of common stock upon exercise of stock options	963	4,462
Taxes paid related to net share settlement of restricted stock units	(957)	(73,576)
Payment of offering costs related to borrowings on convertible senior notes	—	(784)
Net cash used in financing activities	(12)	(69,953)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(792)	(1,087)
Net increase in cash, cash equivalents and restricted cash	81,385	36,539
Cash, cash equivalents and restricted cash—Beginning of period	492,288	832,977
Cash, cash equivalents and restricted cash—End of period	$573,673	$869,516
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$3,940	$170,847

	Three Months Ended March 31,
	2022	2021

Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$19,751	$5,881
Property and equipment acquired under finance leases	$—	$238
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$573,604	$869,372
Restricted cash – included in other assets, net	69	144
Total cash, cash equivalents and restricted cash	$573,673	$869,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on helping conquer cancer globally through use of its proprietary tests, vast data sets and advanced analytics. Today the Company's proprietary tests are helping to realize the full potential of precision oncology by providing patients and their doctors critical insights that can inform decisions at all stages of the disease, from detecting early signs of cancer, to monitoring cancer recurrence, to guiding treatment decisions. By looking at the unique dimensions of cancer found in blood, including genomic alterations, methylation, and fragmentomics, the Company is unlocking insights that can increasingly help patients across all stages of cancer, including at its earliest, when it’s most treatable. The Company provides its Guardant360 LDT, Guardant360 CDx and GuardantOMNI blood-based tests and Guardant360 TissueNext tissue-based tests for advanced stage cancer, Guardant Reveal blood-based tests to detect residual and recurring disease in Stage II-III colorectal cancer patients, and Guardant360 Response blood-based tests to predict patient response to immunotherapy or targeted therapy 8 weeks earlier than current standard-of-care imaging. In April 2022, the Company presented new data from its broad portfolio of blood tests at the American Association for Cancer Research Annual Meeting which demonstrated the ability of the Company’s investigational next-generation Guardant SHIELD multi-cancer assay to accurately detect early-stage cancers and identify the tumor tissue of origin with high accuracy. To help identify cancer at the earliest stages, in May 2022, the Company launched Shield LDT, a blood-based test to detect early signs of colorectal cancer in average-risk adults age 45 or older who show no symptoms and are not up to date with recommended screening guidelines. From a simple blood draw, the test uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. Using data collected from the Company's tests, the Company has also developed the GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to further unlock insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc., or the Joint Venture, in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P., or SoftBank. Under the terms of the joint venture agreement, the Company holds a 50% ownership interest in the Joint Venture. In November 2021, the Company exercised its call right contained in the Joint Venture agreement with SoftBank to purchase all of the shares held by SoftBank and its affiliates (see Note 3, Investment in Joint Venture).
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc., its consolidated Joint Venture and majority owned subsidiaries. Other stockholders’ interests in the Joint Venture are shown in the condensed consolidated financial statements as noncontrolling interest liability. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company believes that its existing cash and cash equivalents and marketable securities as of March 31, 2022, will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, estimation of credit losses, standalone selling price allocation included in contracts with multiple performance obligations, goodwill and identifiable intangible assets, stock-based compensation, incremental borrowing rate for operating leases, contingencies, certain inputs into the provision for (benefit from) income taxes, including related reserves, valuation of non-marketable securities, valuation of redeemable noncontrolling interest and noncontrolling interest liability, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
The severity of the impact on the Company's business for the remainder of calendar year 2022 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the impact of any variants of the virus, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for the Company's products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2022, and 2021, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022, and 2021, the condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three months ended March 31, 2022, and 2021, and cash flows for the three months ended March 31, 2022, and 2021, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended, or the Securities Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Foreign Currency
The functional currency of the subsidiaries of the consolidated Joint Venture is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. For the three months ended March 31, 2022, and 2021, foreign currency transaction gains and losses were immaterial.
Restricted Cash
Restricted cash consists of payroll withholding related to the Company's enrollment in certain voluntary disability insurance plan. Restricted cash balance was $0.1 million and $0.1 million as of March 31, 2022, and December 31, 2021, respectively, which was included in other assets in the accompanying condensed consolidated balance sheets.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investee. The Company's non-marketable equity and other related investments totaled $52.2 million and $39.4 million as of March 31, 2022, and December 31, 2021, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets. Non-marketable securities are subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance of the investee; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. Pursuant to one of the investments in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. As of March 31, 2022, no impairment or downward adjustments to the carrying value of non-marketable securities have been recorded. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.
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

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31, 2022	December 31, 2021
	2022	2021

	(unaudited)		(unaudited)
Customer A	30%	25%	10%	13%
Customer B	*	*	11%	10%
Customer C	*	*	*	13%
Customer D	*	*	16%	*
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

The following table presents the receivable and the related credit loss amounts:

	March 31, 2022	December 31, 2021

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Gross Amount	$1,100	$—
Allowance for Credit Losses	(1,100)	—
Net Amount	$—	$—
Other assets:
Gross Amount	$4,800	$5,900
Allowance for Credit Losses	(4,800)	(5,900)
Net Amount	$—	$—
The following table summarizes the allowance for credit losses activities:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Allowance for credit losses—Beginning of period	$—	$—
Reclassification	1,100	1,100
Allowance for credit losses—End of period	$1,100	$1,100
Other assets:
Allowance for credit losses—Beginning of period	$5,900	$7,000
Reclassification	(1,100)	(1,100)
Allowance for credit losses—End of period	$4,800	$5,900
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes and international distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of March 31, 2022, and December 31, 2021, the Company had unbilled receivables of $3.1 million and $5.7 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of March 31, 2022, and December 31, 2021, the Company had immaterial allowance for credit losses related to its accounts receivable.
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
Goodwill and Intangible Assets, net
Intangible assets related to in-process research and development costs, or IPR&D, acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill and IPR&D are not amortized but are tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of March 31, 2022, there has been no impairment of goodwill or IPR&D.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 6—12 years.
Post-acquisition Contingent Consideration
Post-acquisition contingent consideration is recognized over the service period, subject to meeting the respective service requirements and performance metrics. For the three months ended March 31, 2022, and 2021, the Company recorded post-acquisition contingent consideration expense of $2.1 million and zero, respectively, in research and development expenses on the Company's condensed consolidated statement of operations.
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
Convertible Senior Notes
Upon early adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2021, the Company reclassified the carrying amount of the equity component of the cash conversion feature including the allocated debt issuance costs from additional paid-in capital to convertible senior notes, net. Convertible senior notes are accounted for as a liability and measured at their amortized cost. Transaction costs related to the issuance of the notes are netted with the liability and are amortized to interest expense over the term of the notes, using an effective interest rate method.
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
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its test to a clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended March 31, 2022, and 2021, the Company recorded $2.0 million and $5.1 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials, net of recoupments.
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
The Company also has other miscellaneous revenue streams that are recognized in addition to development services noted above such as clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect, GuardantINFORM, and kits fulfillment related revenues. Revenues related to clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect, and GuardantINFORM are generally recognized over time based on an input method to measure progress in the period when the associated services have been performed. Kits fulfillment related revenues are recognized when such products are delivered. In addition, the Company derives sales-based royalty revenues from licensing its technologies. Royalty revenues are recognized in the period when royalty-bearing sales occur.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of March 31, 2022, and December 31, 2021, the deferred revenue balance was $10.6 million and $11.3 million, respectively. Revenue recognized in the three months ended March 31, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $3.5 million, and revenue recognized in the three months ended March 31, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $5.0 million, respectively.
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
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. In June 2020, an amended and restated certificate of incorporation of the Joint Venture, as approved by the board of directors of the Joint Venture, was filed with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation, among other things, increased the number of authorized shares of common stock to 89,000,000 shares consisting of 80,000,000 shares of Class A common stock and 9,000,000 shares of Class B (non-voting) common stock; and authorized 80,000,000 shares of Series A preferred stock. Pursuant to the amended and restated certificate of incorporation, each share of common stock held by the Company and the affiliate of SoftBank was reclassified and exchanged for 1,000 shares of Series A preferred stock. As a result, each of the Company and the affiliate of SoftBank held 40,000,000 shares of Series A preferred stock. The holders of Series A preferred stock are entitled to receive dividends at the rate of $0.05 per share if and when declared by the board of directors of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock have been reserved for issuance. As of March 31, 2022, and December 31, 2021, 1,184,428 and 602,408 shares of Class B common stock have been issued and outstanding, respectively, and no shares of Class A common stock have been issued and outstanding. As of March 31, 2022, and December 31, 2021, 80,000,000 shares of Series A preferred stock have been issued and outstanding.
Under the terms of the joint venture agreement, neither party is obligated to make any further capital contribution, in cash or otherwise, to the Joint Venture. The Joint Venture is deemed to be a VIE and the Company has been identified as the VIE’s primary beneficiary. As the primary beneficiary, the Company has consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances have been eliminated in consolidation.
As of March 31, 2022, and December 31, 2021, the Joint Venture had total assets of approximately $16.9 million and $20.4 million, respectively, which were primarily comprised of cash, property and equipment and right-of-use assets. Although the Company consolidates the Joint Venture, the legal structure of the Joint Venture limits the recourse that its creditors will have over the Company’s general credit or assets. Similarly, the assets held in the Joint Venture can be used only to settle obligations of the Joint Venture. As of March 31, 2022, and December 31, 2021, the Company has not provided financial or other support to the Joint Venture that was not previously contracted or required.
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

In November 2021, the Company exercised its call right contained in the joint venture agreement with SoftBank to purchase all of the shares held by SoftBank and its affiliates in consideration for the payment of the aggregate purchase price to be determined based on an independent third-party valuation. Upon the Company's exercise of the call right in November 2021, SoftBank no longer has the option to exercise its put right. The Company and SoftBank have initiated a process to determine the independent valuation of the Joint Venture, which includes the appointment of independent appraisers by both SoftBank and the Company. As of March 31, 2022, the estimated aggregate purchase price was $78.0 million, which represented the minimum contractual purchase price and was recorded in current liabilities in the Company’s condensed consolidated balance sheet. The minimum aggregate purchase price has been calculated based on a 20% annual internal rate of return on the $41.0 million of capital invested by SoftBank in May 2018 as stipulated in the joint venture agreement up through the date the Company exercised the call right. The Company expects to complete this transaction before the end of the second quarter of 2022.
The Company may pay the purchase price for the shares of the Joint Venture in cash, in shares of its capital stock (which may be a non-voting security with senior preferences to all other classes of its equity or, if its common stock is publicly traded on a national exchange, its common stock), or in a combination thereof, based on SoftBank’s election.
Prior to November 2021, the noncontrolling interest held by SoftBank contained embedded put-call redemption features that were not solely within the Company’s control and had been classified outside of permanent equity in the consolidated balance sheets. The put-call feature embedded in the redeemable noncontrolling interest did not require bifurcation as it did not meet the definition of a derivative and was considered to be clearly and closely related to the redeemable noncontrolling interest. The Company elected to recognize the changes in redemption value immediately as they occur as if the put-call redemption feature were exercisable at the end of the reporting period. The carrying value of the redeemable noncontrolling interest was first adjusted for the earnings or losses attributable to the redeemable noncontrolling interest based on the percentage of the economic or ownership interest retained in the consolidated VIE by the noncontrolling parties, and then adjusted to equal to its redemption amount, or the fair value of the noncontrolling interest held by SoftBank, as if the redemption occurred at the end of the reporting date. The adjustment of redeemable noncontrolling interest was recorded as an adjustment to net loss attributable to Guardant Health, Inc. common stockholders in the Company's condensed consolidated statement of operations.
4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2022	December 31, 2021
	(unaudited)
	(in thousands)
Machinery and equipment	$69,583	$63,022
Leasehold improvements	75,295	38,702
Computer hardware	21,787	16,685
Construction in progress(1)	37,104	55,873
Furniture and fixtures	7,596	3,683
Computer software	1,439	1,320
Property and equipment, gross	$212,804	$179,285
Less: accumulated depreciation	(61,482)	(54,824)
Property and equipment, net	$151,322	$124,461
(1)    As of March 31, 2022, and December 31, 2021, $16.2 million and $45.8 million of construction in progress was related to leasehold improvements, furniture and equipment for the office in Palo Alto, California, respectively. In February 2022, part of the Palo Alto office was put in service and related construction in progress was transferred to fixed assets.
Depreciation expense related to property and equipment was $6.7 million and $4.5 million for the three months ended March 31, 2022, and 2021, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
	(unaudited)
	(in thousands)
Operating lease liabilities	$16,556	$12,856
Accrued tax liabilities	4,401	4,223
Accrued professional services	8,410	6,994
Accrued clinical studies	5,151	3,332
Accrued legal expenses	6,429	4,166
Purchases of property and equipment included in accrued expenses	1,349	5,893
Others	9,555	7,821
Total accrued expenses	$51,851	$45,285
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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$447,032	$447,032	$—	$—
Total cash equivalents	$447,032	$447,032	$—	$—

U.S. government debt securities	$388,662	$—	$388,662	$—
Total short-term marketable securities	$388,662	$—	$388,662	$—

U.S. government debt securities	$588,453	$—	$588,453	$—
Total long-term marketable securities	$588,453	$—	$588,453	$—
Total	$1,424,147	$447,032	$977,115	$—

Financial Liabilities:
Contingent consideration	$6,015	$—	$—	$6,015
Total	$6,015	$—	$—	$6,015

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$357,785	$357,785	$—	$—
Total cash equivalents	$357,785	$357,785	$—	$—

U.S. government debt securities	$440,546	$—	$440,546	$—
Total short-term marketable securities	$440,546	$—	$440,546	$—

U.S. government debt securities	$698,034	$—	$698,034	$—
Total long-term marketable securities	$698,034	$—	$698,034	$—
Total	$1,496,365	$357,785	$1,138,580	$—

Financial Liabilities:
Contingent consideration	$3,625	$—	$—	$3,625
Total	$3,625	$—	$—	$3,625
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

Acquisition-related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of March 31, 2022, the Company recorded contingent consideration liability of $6.0 million, of which $4.5 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2021, the Company recorded contingent consideration liability of $3.6 million within other long-term liabilities on the accompanying condensed consolidated balance sheets.
As of March 31, 2022, and December 31, 2021, the fair value of the noncontrolling interest liability is considered to be a Level 3 measurement and was determined based on an annual internal rate of return of 20% on the initial amount of $41.0 million invested by SoftBank in May 2018, to the date of Company's exercising the call right in November 2021.
The following table summarizes the activities for the Level 3 financial instruments:

	Noncontrolling Interest Liability	Redeemable Noncontrolling Interest	Contingent Consideration
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021	2022	2021

	(unaudited)
	(in thousands)
Fair value — beginning of period	$78,000	$57,100	$3,625	$1,245
Increase in fair value	—	4,287	2,390	—
Net loss for the period	—	(1,987)	—	—
Fair value — end of period	$78,000	$59,400	$6,015	$1,245
The Company considers the fair value of the Convertible Notes as of March 31, 2022, and December 31, 2021, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair value of the Convertible Notes.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$447,032	$—	$—	$447,032
U.S. government debt securities	993,465	—	(16,350)	977,115
Total	$1,440,497	$—	$(16,350)	$1,424,147

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$357,785	$—	$—	$357,785
U.S. government debt securities	1,142,172	2	(3,594)	1,138,580
Total	$1,499,957	$2	$(3,594)	$1,496,365
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery and the loss position was temporary due to market volatility, thus there has been no recognition of credit losses in the three months ended March 31, 2022, and 2021, respectively. The maturities of the Company’s long-term marketable securities range from 1.0 to 1.8 years as of March 31, 2022.
6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of March 31, 2022, and December 31, 2021:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(2,746)	$9,140	8.5
Non-compete agreements and other covenant rights	5,100	(2,113)	2,987	3.7
Total intangible assets subject to amortization	16,986	(4,859)	12,127
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(4,859)	$17,017

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(2,473)	$9,413	8.8
Non-compete agreements and other covenant rights	5,100	(1,906)	3,194	3.9
Total intangible assets subject to amortization	16,986	(4,379)	12,607
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(4,379)	$17,497

Amortization of finite-lived intangible assets was $0.5 million and $0.5 million for the three months ended March 31, 2022, and 2021, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2022	$1,467
2023	1,947
2024	1,953
2025	1,670
2026	1,212
2027 and thereafter	3,878
Total	$12,127
7. Debt
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
Since the 2027 Notes were not convertible as of March 31, 2022, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(14,537)	(15,179)
Net carrying amount	$1,135,463	$1,134,821
The total estimated fair value of the 2027 Notes was $0.9 billion and $1.2 billion as of March 31, 2022, and December 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $0.6 million for the three months ended March 31, 2022, and 2021, respectively, which represented an effective interest rate of 0.2% and 0.2% for the three months ended March 31, 2022, and 2021, respectively.
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
8. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 1 year to 12 years some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement. In July 2020, the Company entered into two lease agreements for additional office space in Palo Alto, California, or the Palo Alto Lease, and in San Diego, California, or the San Diego Lease. The San Diego Lease has a term of 8 years with rent payments commencing in May 2022. The Palo Alto Lease has a term of 12 years with an option to renew the lease term for an additional ten years which has not been considered in the determination of ROU or the lease liability as the Company does not consider it reasonably certain of exercising the renewal option. After the initial payment of $0.9 million in February 2022, the remaining rent payments for the Palo Alto Lease will commence in June 2022. Both leases consist of fixed and variable payments and are being accounting for as operating leases. The Company took possession of these facilities in March 2021. The Company estimated the incremental borrowing rate to determine the present value of lease payments for the San Diego and Palo Alto leases using trading data of the Company's convertible debt adjusted for credit rating and market yield curves.
Operating lease expense was $6.9 million and $3.9 million for the three months ended March 31, 2022, and 2021, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	March 31, 2022	December 31, 2021
	(unaudited)
Weighted-average remaining lease term (in years)	9.7	10.0
Weighted-average discount rate	4.02%	4.01%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2022:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2022	$17,030
2023	30,363
2024	32,891
2025	32,238
2026	27,753
2027 and thereafter	149,637
Total operating lease payments	$289,912
Less: imputed interest	(47,979)
Total operating lease liabilities	$241,933
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
Intellectual Property Disputes
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
In March 2022, Illumina Inc., or Illumina, filed suit in the United States District Court for the District of Delaware against the Company and its Co-Chief Executive Officers, Dr. Helmy Eltoukhy, or Dr. Eltoukhy, and Dr. AmirAli Talasaz, or Dr. Talasaz, or collectively the Defendants, alleging that Illumina is the owner of certain of the Company’s patents and patent applications, and that the Defendants allegedly misappropriated Illumina trade secrets. Illumina also alleges that Drs. Eltoukhy and Talasaz breached various Illumina employment contracts, company policies, and implied covenants of good faith and fair dealing as part of their former employment with Illumina prior to starting the Company. Illumina is requesting unspecified compensatory and punitive damages, attorneys’ fees, and specific performance in the form of a declaration of ownership and assignment of intellectual property filed for or obtained by the Defendants that derives from the alleged misuse of Illumina confidential information. The Defendants deny the allegations of misconduct. The court has not yet entered a scheduling order.
False Advertising Dispute
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company's motion to dismiss. Discovery is ongoing and trial is scheduled to commence in February 2023.
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
10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of March 31, 2022, and December 31, 2021, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	March 31, 2022	December 31, 2021
	(unaudited)
Shares underlying outstanding stock options	2,509,506	2,624,974
Shares underlying unvested restricted stock units	1,506,378	1,498,553
Market-based restricted stock units	2,260,764	2,260,764
Performance-based restricted stock units	345,082	374,596
Shares available for issuance under the 2018 Incentive Award Plan	8,925,158	5,231,624
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,426,264	1,426,264
Total	16,973,152	13,416,775
11.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Stock Plan (as amended and restated), or the 2012 Plan, and the 2018 Incentive Award Plan, or the 2018 Plan, and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2022	5,231,624	2,624,974	$29.17	6.5	$193,014
2018 Plan annual increase(1)	3,689,000	—
Granted	(7,252)	7,252	62.10
Exercised	—	(105,218)	5.94
Canceled	13,268	(17,502)	74.71
Restricted stock units granted	(128,855)	—	—
Restricted stock units canceled	97,859	—	—
Performance-based restricted stock units canceled	29,514	—	—
Balance as of March 31, 2022	8,925,158	2,509,506	$29.92	6.3	$115,462
Vested and Exercisable as of March 31, 2022		1,957,910	$12.56	5.6	$109,604
(1)Effective as of January 1, 2022, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $7.3 million and $38.3 million for the three months ended March 31, 2022, and 2021, respectively.
The weighted-average grant date fair value of options granted was $36.32 and $101.21 per share for the three months ended March 31, 2022, and 2021, respectively.
Future stock-based compensation for unvested options as of March 31, 2022 was $27.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2022	1,498,553	$109.72
Granted	128,855	62.10
Vested and released	(23,171)	105.58
Canceled	(97,859)	108.53
Balance as of March 31, 2022	1,506,378	$105.78
Future stock-based compensation for unvested restricted stock units as of March 31, 2022 was $130.1 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units, or PSUs, under the 2018 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 4 years and an additional service period requirement of six months after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 4 years to 4.5 years subject to meeting the respective performance metrics and service requirements. As of March 31, 2022, a significant portion of these PSUs are not expected to achieve the related performance metrics, and therefore, no stock-based compensation expense was recorded for the PSUs that were not probable to vest.
A summary of the Company’s performance-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2022	374,596	$116.58
Canceled	(29,514)	113.40
Balance as of March 31, 2022	345,082	$116.86
Stock-based compensation recorded for the PSUs was $0.3 million and $0.3 million for the three months ended March 31, 2022, and 2021, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of March 31, 2022 was $3.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
The grant date fair values of the MSUs were determined using a Monte Carlo valuation model for each tranche. The related stock-based compensation expense for each tranche is recognized based on an accelerated attribution method over the estimated derived service period. If the related share price goal is achieved earlier than its expected derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal. The derived service period is the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. The Monte Carlo valuation model uses assumptions such as volatility, risk-free interest rate, cost of equity and dividend estimated for the performance period of the MSU. The weighted-average grant date fair value of the MSUs was $67.00 per share and the weighted-average derived service period was estimated to be in the range of 0.83 – 2.07 years.
On January 1, 2021, Tranche 1 of the MSUs became vested because it had met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. As of March 31, 2022 and December 31, 2021, 2,260,764 shares of market-based restricted stock units, with a weighted-average grant date fair value of $65.20 per share, were outstanding under the 2018 Plan. No MSUs were granted, vested or canceled during the three months ended March 31, 2022.
Stock-based compensation for the MSUs was $8.5 million and $43.9 million, for the three months ended March 31, 2022, and 2021, respectively, which was recorded in general and administrative expenses on the Company's condensed consolidated statement of operations. Future stock-based compensation for unvested MSUs as of March 31, 2022 was $7.6 million, which is expected to be recognized over a weighted-average period of 0.2 years. In the event of a change in control, a qualifying termination, death, disability or the share price goal occurring earlier than the estimated derived service period, the stock-based compensation relating to these MSUs could be accelerated. Any MSUs that remain unvested at the end of the seven-year performance period will automatically be forfeited and terminated without further consideration.
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
A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2022	340,928	3,652,219	$0.58	8.8	$—
Exercised	—	(582,020)	0.58
Canceled	74,999	(74,999)	0.58
Balance as of March 31, 2022	415,927	2,995,200	$0.58	8.6	$—
Vested and Exercisable as of March 31, 2022		1,809,430	$0.58	8.4	$—
No stock options were granted under the AMEA 2020 Plan for the three months ended March 31, 2022. The weighted-average grant date fair value of options granted under the AMEA 2020 Plan was $0.33 per share for the three months ended March 31, 2021. Future stock-based compensation for unvested options as of March 31, 2022 was $0.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,164	$767
Research and development expense	5,343	4,300
Sales and marketing expense	5,525	2,880
General and administrative expense	12,767	47,122
Total stock-based compensation expense	$24,799	$55,069
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
Expected term (in years)	5.97	6.01 – 6.04
Expected volatility	63.3%	63.6% – 66.4%
Risk-free interest rate	1.9%	0.3% – 0.8%
Expected dividend yield	—%	—%

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
2018 Employee Stock Purchase Plan
In September 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP. A total of 922,250 shares of common stock were initially reserved for issuance under the ESPP. Effective as of January 1, 2020, an additional 942,614 shares of common stock became available for issuance under the ESPP.
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
No ESPP shares were granted or purchased for the three months ended March 31, 2022 and 2021. The total compensation expense related to the ESPP was $1.0 million and $0.8 million for the three months ended March 31, 2022, and 2021, respectively.

The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
As of March 31, 2022, the unrecognized stock-based compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
12.    Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands, except per share data)
Net loss	$(123,228)	$(107,358)
Adjustment of redeemable noncontrolling interest	—	(2,300)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(123,228)	$(109,658)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.21)	$(1.09)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	101,853	100,955
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

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	2,550	2,912
Restricted stock units	1,484	1,120
MSUs	2,261	2,646
PSUs	357	407
ESPP obligation	84	47
Common stock subject to repurchase	—	11
Convertible senior notes	8,225	8,225
Total	14,961	15,368
(1)    Excludes outstanding stock options to purchase 2,995,200 shares of the Joint Venture's Class B common stock under the AMEA 2020 Plan as of March 31, 2022.
13.    Income Taxes
The income tax expense for the three months ended March 31, 2022 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.

The income tax expense for the three months ended March 31, 2022, and 2021, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
14.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands)
United States	$90,871	$72,300
International (1)	5,228	6,365
Total revenue	$96,099	$78,665
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2022, and 2021, respectively.
As of March 31, 2022, and December 31, 2021, 98% and 98%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through use of our proprietary tests, vast data sets and advanced analytics. Today our proprietary tests are helping to realize the full potential of precision oncology by providing patients and their doctors critical insights that can inform decisions at all stages of the disease, from detecting early signs of cancer, to monitoring cancer recurrence, to guiding treatment decisions. We believe that the key to conquering cancer is unprecedented access to its molecular information throughout all stages of the disease, which we intend to enable by our tests. By looking at the unique dimensions of cancer found in blood, including genomic alterations, methylation, and fragmentomics, we are unlocking insights that can increasingly help patients across all stages of cancer, including at its earliest, when it’s most treatable. We provide our Guardant360 LDT, Guardant360 CDx and GuardantOMNI blood-based tests and Guardant360 TissueNext tissue-based tests for advanced stage cancer, Guardant Reveal blood-based tests to detect residual and recurring disease in Stage II-III colorectal cancer patients, and Guardant360 Response blood-based tests to predict patient response to immunotherapy or targeted therapy 8 weeks earlier than current standard-of-care imaging. Our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC. In April 2022, we presented new data from our broad portfolio of blood tests at the American Association for Cancer Research Annual Meeting which demonstrated the ability of our investigational next-generation Guardant SHIELD multi-cancer assay to accurately detect early-stage cancers and identify the tumor tissue of origin with high accuracy. To help identify cancer at the earliest stages, in May 2022, we launched Shield LDT, a blood-based test to detect early signs of colorectal cancer in average-risk adults age 45 and older who show no symptoms and are not up to date with recommended screening guidelines. From a simple blood draw, the test uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. Using data collected from our tests, we have also developed our GuardantINFORM platform to further accelerate precision oncology drug development by biopharmaceutical companies by offering them an in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
We currently perform our tests in our clinical laboratory located in Redwood City, California. Our Redwood City laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. Our San Diego laboratory is CLIA-certified, and we expect to commence testing in the San Diego laboratory by the end of June 2022, upon receipt of CAP accreditation for research and limited clinical purposes. In February 2022, we received CAP accreditation for our laboratory in Japan where we expect to commence processing samples following receipt of additional certification for processing In Vitro Diagnostic, or IVD, samples and reimbursement approval.
We generated total revenue of $96.1 million and $78.7 million for the three months ended March 31, 2022, and 2021, respectively. We also incurred net losses of $123.2 million and $107.4 million for the three months ended March 31, 2022, and 2021, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $1.6 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 44% and 39% of our precision oncology revenue from clinical customers during the three months ended March 31, 2022, and 2021, respectively.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payers' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration are recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in its reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the Centers for Medicare and Medicaid Services or CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare has started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will apply until December 2023. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, has conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. We are in the process of negotiating reimbursement for our Guardant Reveal and Guardant Response tests from commercial and governmental payers. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received differs from the revenue recorded. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
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
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. With respect to Shield, in December 2021, we completed enrollment toward a prospective screening study, which we refer to as the ECLIPSE study, aiming to evaluate the performance of our Shield assay in detecting colorectal cancer in average-risk adults. In addition, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD study, to evaluate the performance of our next-generation Guardant SHIELD assay in detecting lung cancer in high-risk individuals ages 50-80 and the study is anticipated to run in approximately 100 centers in the United States and Europe. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through distributor relationships, direct contracts with hospitals or partnerships with research organizations. In May 2018, we formed and capitalized a joint venture, Guardant Health AMEA, Inc., which we refer to as the Joint Venture, with SoftBank, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa. In February 2021, an affiliate of the Joint Venture with SoftBank, submitted an application to Ministry of Health, Labour and Welfare, or the MHLW, for regulatory approval of Guardant360 CDx. In December 2021, MHLW granted regulatory approval of Guardant360 CDx as a companion diagnostic for identifying patients with metastatic NSCLC who may benefit from treatment with LUMAKRAS™ (sotorasib). In March 2022, MHLW granted regulatory approval of Guardant360® CDx in patients with advanced solid tumors. MHLW also approved Guardant360 CDx as a companion diagnostic to identify patients with microsatellite instability-high (MSI-High) solid tumors who may benefit from Keytruda® (pembrolizumab) and patients with MSI-High advanced colorectal cancer who may benefit from Opdivo® (nivolumab).
In November 2021, we exercised our call right contained in the joint venture agreement with SoftBank to purchase all of the shares held by SoftBank and its affiliates in consideration for the payment of the aggregate purchase price to be determined based on an independent third-party valuation. The aggregate purchase price will be no less than $78.0 million, which was determined based on 20% internal rate of return on the $41.0 million of capital invested by SoftBank in May 2018 as stipulated in the joint venture agreement. SoftBank and us have initiated a process to determine the independent valuation of the Joint Venture, which includes the appointment of independent appraisers by both SoftBank and us. We expect to complete this transaction before the end of the second quarter of 2022.
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
•COVID-19 Global Pandemic. The global coronavirus 2019, or COVID-19, pandemic has negatively affected, and we expect will continue to negatively affect, our revenue and our clinical studies. For example, our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical studies to advance their pipelines, for which our tests could be utilized. In addition, disruptions caused by the pandemic have adversely affected the quantity and quality of certain sequencers, reagents, blood tubes and other similar materials that are critical to our commercial and research and development programs. We currently have a limited amount of stock of these components. Failure in the future to secure sufficient supply of critical components could materially and adversely affect our ability to manufacture or supply marketed products and product candidates or complete our ongoing research and development programs on the timelines previously established, which could materially and adversely affect our business and future prospects. The severity of the impact on our business will depend on a number of factors, including the duration and severity of the pandemic and the impact of any variants of the virus on us, our customers, and our suppliers.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for more information.
Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing and (ii) development services and other.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through March 31, 2022, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin and for Guardant360 CDx clinical testing performed for qualifying patients diagnosed with solid tumor cancers who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established since March 2018. Revenue from clinical tests for patients covered by Medicare represented approximately 44% and 39% of our precision oncology revenue from clinical customers during the three months ended March 31, 2022, and 2021, respectively.
Development services and other. Development services and other revenue primarily represents services, other than precision oncology testing, that we provide to biopharmaceutical companies and large medical institutions. We collaborate with biopharmaceutical companies in the development and clinical studies of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our test panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. In addition to companion diagnostic development and regulatory approval services, we also provide clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect, GuardantINFORM, and kits fulfillment related services for our biopharmaceutical customers. In addition, we derive royalty revenues from licensing our technologies. Development services and other revenue can vary over time as different projects start and complete.
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
General and administrative expense. Our general and administrative expenses include costs for our executive, accounting and finance, information technology, legal and human resources functions. These expenses consist principally of salaries, bonuses, employee benefits, travel expenses and stock-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs and allocated overhead expenses. We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses being incurred.
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

Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$84,136	$63,729
Development services and other	11,963	14,936
Total revenue	96,099	78,665
Costs and operating expenses:
Cost of precision oncology testing(1)	30,684	23,590
Cost of development services and other	1,297	5,157
Research and development expense(1)	81,757	55,508
Sales and marketing expense(1)	64,432	34,338
General and administrative expense(1)	41,267	67,935
Total costs and operating expenses	219,437	186,528
Loss from operations	(123,338)	(107,863)
Interest income	778	1,551
Interest expense	(644)	(646)
Other income (expense), net	(48)	(290)
Loss before provision for income taxes	(123,252)	(107,248)
Provision for (benefit from) income taxes	(24)	110
Net loss	$(123,228)	$(107,358)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,164	$767
Research and development expense	5,343	4,300
Sales and marketing expense	5,525	2,880
General and administrative expense	12,767	47,122
Total stock-based compensation expense	$24,799	$55,069
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$84,136	$63,729	$20,407	32%
Development services and other	11,963	14,936	(2,973)	(20)%
Total revenue	$96,099	$78,665	$17,434	22%

Total revenue was $96.1 million for the three months ended March 31, 2022, compared to $78.7 million for the three months ended March 31, 2021, an increase of $17.4 million, or 22%.
Precision oncology testing revenue increased to $84.1 million for the three months ended March 31, 2022, from $63.7 million for the three months ended March 31, 2021, an increase of $20.4 million, or 32%.
Precision oncology revenue from tests for clinical customers was $66.0 million for the three months ended March 31, 2022, up 32% from $49.8 million for the three months ended March 31, 2021. This increase in clinical testing revenue was driven primarily by an increase in sample volume related to our Guardant360 CDx and Guardant360 LDT tests and revenue from products launched in 2021, including Guardant Reveal, Guardant360 Response and Guardant 360 TissueNext, and an overall increase in the average selling price per Guardant360 CDx test primarily due to advanced diagnostic laboratory test, or ADLT, status being received from Medicare effective April 1, 2021. Total tests for clinical customers increased to 27,100 for the three months ended March 31, 2022, from 18,390 for the three months ended March 31, 2021.
Precision oncology revenue from tests for biopharmaceutical customers was $18.1 million for the three months ended March 31, 2022, and $13.9 million for the three months ended March 31, 2021, respectively. This increase in revenue was primarily due to an increase in tests. Total tests for biopharmaceutical customers increased to 5,100 for the three months ended March 31, 2022, from 3,522 for the three months ended March 31, 2021, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.
Development services and other revenue decreased to $12.0 million for the three months ended March 31, 2022, from $14.9 million for the three months ended March 31, 2021, a decrease of $3.0 million, or 20%. This decrease in development services and other revenue was primarily due to the progression of collaboration projects with biopharmaceutical customers for companion diagnostic development and regulatory approval services, and discontinuation of our Guardant-19 tests in August 2021, partially offset by royalty revenues earned during the three months ended March 31, 2022.
Our revenue may be adversely impacted by the COVID-19 pandemic in future periods depending on the duration and severity of the pandemic and the impact of any variants of the virus.
Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$30,684	$23,590	$7,094	30%
Cost of development services and other	1,297	5,157	(3,860)	(75)%
Total cost of revenue	$31,981	$28,747	$3,234	11%
Cost of revenue was $32.0 million for the three months ended March 31, 2022, compared to $28.7 million for the three months ended March 31, 2021, an increase of $3.2 million, or 11%.
Cost of precision oncology testing was $30.7 million for the three months ended March 31, 2022, compared to $23.6 million for the three months ended March 31, 2021, an increase of $7.1 million, or 30%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes, resulting in a $3.0 million increase in production labor and overhead costs, a $2.6 million increase in material costs, and a $1.6 million increase in other costs, including costs related to kits, freight and curation of test results for physicians.
Cost of development services and other was $1.3 million for the three months ended March 31, 2022, compared to $5.2 million for the three months ended March 31, 2021, a decrease of $3.9 million, or 75%. This decrease in cost of development services and other was primarily due to a decrease in labor costs and materials, related to the progression of companion diagnostic development and regulatory approval service contracts, and discontinuation of our Guardant-19 tests in August 2021.

Operating Expenses
Research and development expense

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Research and development	$81,757	$55,508	$26,249	47%
Research and development expenses were $81.8 million for the three months ended March 31, 2022, compared to $55.5 million for the three months ended March 31, 2021, an increase of $26.2 million, or 47%. This increase was primarily related to continued investment in our clinical studies and next-generation technologies, resulting in an increase of $9.7 million in personnel-related costs for employees in our research and development group, including a $1.0 million increase in stock-based compensation, an increase of $8.3 million in outside service fees related to clinical studies and product development, an increase of $4.1 million related to allocated facility and information technology infrastructure costs, and an increase of $2.1 million in post-acquisition related contingent consideration.
Sales and marketing expense

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$64,432	$34,338	$30,094	88%
Selling and marketing expenses were $64.4 million for the three months ended March 31, 2022, compared to $34.3 million for the three months ended March 31, 2021, an increase of $30.1 million, or 88%. This increase was primarily related to commercial infrastructure buildout and marketing activities to support existing products and new product launch, resulting in an increase of $22.6 million in personnel-related costs, including a $2.6 million increase in stock-based compensation, an increase of $2.8 million in professional service expenses related to marketing activities, an increase of $2.4 million in office administrative costs, and an increase of $2.2 million related to allocated facilities and information technology infrastructure costs.
General and administrative expense

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
General and administrative	$41,267	$67,935	$(26,668)	(39)%
General and administrative expenses were $41.3 million for the three months ended March 31, 2022, compared to $67.9 million for the three months ended March 31, 2021, a decrease of $26.7 million, or 39%. This decrease was primarily due to a decrease of $34.4 million in stock-based compensation, as tranche 1 and tranche 2 of the market-based restricted stock units issued to our Co-Chief Executive Officers were fully expensed as of March 31, 2021 and December 31, 2021, respectively. This decrease was offset by an increase of $3.1 million in professional service expenses related to outside legal, accounting, consulting and IT services, an increase of $2.4 million in acquisition related contingent consideration, and an increase of $2.2 million related to allocated facilities and information technology infrastructure costs.
Interest income

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Interest income	$778	$1,551	$(773)	(50)%

Interest income was $0.8 million for the three months ended March 31, 2022, compared to $1.6 million for the three months ended March 31, 2021, a decrease of $0.8 million, or 50%. This decrease was primarily due to a decrease in cash and cash equivalents and marketable securities balances, partially offset by an increase in interest rate as the U.S. Federal Reserve increased the risk-free interest rate.
Interest expense

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Interest expense	$(644)	$(646)	$2	*
*    Not meaningful
Interest expense was primarily attributable to amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the three months ended March 31, 2022, and 2021.
Other income (expense), net

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(48)	$(290)	$242	*
*    Not meaningful
Other income (expense), net was immaterial for the three months ended March 31, 2022, and 2021.
Provision for income taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Provision for (benefit from) income taxes	$(24)	$110	$(134)	(122)%
Provision for (benefit from) income taxes was immaterial for the three months ended March 31, 2022, and 2021.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of March 31, 2022, we had an accumulated deficit of $1.1 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of March 31, 2022, we had cash and cash equivalents of $573.6 million and marketable securities of $977.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable securities consisting of United States treasury securities that can be immediately liquid.
Based on our current business plan, we believe our current cash, cash equivalents and marketable securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Quarterly Report on Form 10-Q. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As revenue from precision oncology testing and development services and other is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.
If our available cash, cash equivalents and marketable securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in our Form 10-K for the year ended December 31, 2021, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(28,619)	$(16,291)
Net cash provided by investing activities	$110,808	$123,870
Net cash used in financing activities	$(12)	$(69,953)
Operating activities
Cash used in operating activities during the three months ended March 31, 2022, was $28.6 million, which resulted from a net loss of $123.2 million, partially offset by non-cash charges of $44.5 million and net change in our operating assets and liabilities of $50.2 million. Non-cash charges primarily consisted of $24.8 million of stock-based compensation, $7.2 million of depreciation and amortization, $6.9 million of non-cash operating lease costs, $2.4 million of amortization of premium on marketable investments, and $2.4 million of revaluation adjustments to contingent consideration. The net change in our operating assets and liabilities was primarily the result of a $21.9 million decrease in prepaid expenses and other current assets, primarily driven by a $25.0 million one-time payment pursuant to a settlement and license agreement entered into in December 2021, a $13.7 million increase in accrued compensation due to increased personnel, a $13.3 million decrease in accounts receivable primarily driven by collection from our clinical and biopharmaceutical customers and receipt of royalty payments, a $8.0 million increase in accrued expense and other liabilities, and a $3.8 million decrease in other assets, partially offset by a $5.9 million increase in inventory due to higher testing volumes, and a $3.1 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Cash used in operating activities during the three months ended March 31, 2021 was $16.3 million, which resulted from a net loss of $107.4 million, partially offset by non-cash charges of $67.9 million and net change in our operating assets and liabilities of $23.2 million. Non-cash charges primarily consisted of $55.1 million of stock-based compensation, $5.0 million of depreciation and amortization, $3.9 million of non-cash operating lease costs, and $3.3 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $12.0 million increase in accounts payable, a $8.9 million increase in accrued compensation due to increased personnel, a $5.3 million decrease in accounts receivables and a $4.4 million increase in accrued expenses and other liabilities, partially offset by a $6.2 million increase in inventory due to higher testing volumes, and a $2.8 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Investing activities
Cash provided by investing activities during the three months ended March 31, 2022, was $110.8 million, which resulted primarily from proceeds from the maturities of marketable securities of $310.0 million, partially offset by purchases of marketable securities of $163.7 million, purchases of property and equipment of $22.7 million, and purchases of non-marketable equity and other related investments of $12.8 million.

Cash provided by investing activities during the three months ended March 31, 2021, was $123.9 million, which resulted primarily from maturities of marketable securities of $204.1 million, partially offset by purchases of marketable securities of $70.7 million, and purchases of property and equipment of $9.6 million.
Financing activities
Cash used in financing activities during the three months ended March 31, 2022, was immaterial, which was primarily due to taxes paid related to net share settlement of restricted stock units of $1.0 million, partially offset by proceeds from exercise of stock options of $1.0 million.
Cash used in financing activities during the three months ended March 31, 2021, was $70.0 million, which was primarily due to taxes paid related to net share settlement of restricted stock units of $73.6 million, partially offset by proceeds from exercise of stock options of $4.5 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed previously.
Recent accounting pronouncements
Not applicable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness. As of March 31, 2022, we had cash and cash equivalents of $573.6 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities. As of March 31, 2022, we had short-term marketable securities of $388.7 million and long-term marketable securities of $588.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of March 31, 2022, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $10.8 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $10.8 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through March 31, 2022, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of March 31, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2022, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal 2022, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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

GUARDANT HEALTH, INC.

Dated:	May 5, 2022	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated:	May 5, 2022	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 5, 2022	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)