Form 10-Q
period 2022-06-30
Guardant Health, Inc.
filed 2022-08-04
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
3100 Hanover Street
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

As of July 29, 2022, the registrant had 102,220,389 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$215,169	$492,202
Short-term marketable securities	638,521	440,546
Accounts receivable, net	95,276	97,652
Inventory	59,890	30,674
Prepaid expenses and other current assets, net	28,283	53,052
Total current assets	1,037,139	1,114,126
Long-term marketable securities	382,575	698,034
Property and equipment, net	163,362	124,461
Right-of-use assets, net	183,703	189,443
Intangible assets, net	13,108	14,207
Goodwill	3,290	3,290
Other assets, net	70,560	60,938
Total Assets(1)	$1,853,737	$2,204,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,971	$17,580
Accrued compensation	38,672	42,496
Accrued expenses	77,157	45,285
Noncontrolling interest liability	—	78,000
Deferred revenue	14,955	11,326
Total current liabilities	167,755	194,687
Convertible senior notes, net	1,136,105	1,134,821
Long-term operating lease liabilities	221,503	226,053
Other long-term liabilities	9,287	3,933
Total Liabilities(1)	1,534,650	1,559,494
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of June 30, 2022, and December 31, 2021; 102,186,856 and 101,767,446 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	1	1
Additional paid-in capital	1,703,832	1,657,593
Accumulated other comprehensive loss	(24,261)	(4,764)
Accumulated deficit	(1,360,485)	(1,007,825)
Total Stockholders’ Equity	319,087	645,005
Total Liabilities and Stockholders’ Equity	$1,853,737	$2,204,499
(1) As of December 31, 2021, the Company's consolidated balance sheet included $20.4 million of assets, that can be used only to settle obligations of Guardant Health AMEA, Inc., the consolidated variable interest entity, or VIE, and VIE’s subsidiaries, and $4.3 million of liabilities of the consolidated VIE and VIE’s subsidiaries, for which their creditors do not have recourse to the general credit of the Company. As of June 30, 2022, Guardant Health AMEA, Inc. was no longer a VIE. See Note 3, Joint Venture.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Precision oncology testing	$92,062	$72,604	$176,198	$136,333
Development services and other	17,082	19,497	29,045	34,433
Total revenue	109,144	92,101	205,243	170,766
Costs and operating expenses:
Cost of precision oncology testing	34,375	24,887	65,059	48,477
Cost of development services and other	2,352	5,040	3,649	10,197
Research and development expense	85,455	63,724	167,212	119,232
Sales and marketing expense	73,603	47,716	138,035	82,054
General and administrative expense	43,680	48,376	84,947	116,311
Total costs and operating expenses	239,465	189,743	458,902	376,271
Loss from operations	(130,321)	(97,642)	(253,659)	(205,505)
Interest income	1,387	1,037	2,165	2,588
Interest expense	(645)	(644)	(1,289)	(1,290)
Other income (expense), net	378	(243)	330	(533)
Fair value adjustments of noncontrolling interest liability	(99,785)	—	(99,785)	—
Loss before provision for income taxes	(228,986)	(97,492)	(352,238)	(204,740)
Provision for income taxes	446	83	422	193
Net loss	(229,432)	(97,575)	(352,660)	(204,933)
Adjustment of redeemable noncontrolling interest	—	—	—	(2,300)
Net loss attributable to Guardant Health, Inc. common stockholders	$(229,432)	$(97,575)	$(352,660)	$(207,233)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(2.25)	$(0.96)	$(3.46)	$(2.05)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	102,047	101,172	101,950	101,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(229,432)	$(97,575)	$(352,660)	$(204,933)
Other comprehensive loss, net of tax impact:
Unrealized loss on available-for-sale securities	(4,528)	(878)	(17,286)	(1,584)
Foreign currency translation adjustments	(1,419)	7	(2,211)	(1,080)
Other comprehensive loss	(5,947)	(871)	(19,497)	(2,664)
Comprehensive loss	$(235,379)	$(98,446)	$(372,157)	$(207,597)
Comprehensive loss attributable to redeemable noncontrolling interest	—	—	—	(2,300)
Comprehensive loss attributable to Guardant Health, Inc.	$(235,379)	$(98,446)	$(372,157)	$(209,897)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	101,895,835	$1	$1,682,406	$(18,314)	$(1,131,053)	$533,040
Issuance of common stock upon exercise of stock options	50,797	—	1,194	—	—	1,194
Vesting of restricted stock units	52,114	—	—	—	—	—
Common stock issued under employee stock purchase plan	188,110	—	5,742	—	—	5,742
Taxes paid related to net share settlement of restricted stock units	—	—	(1,222)	—	—	(1,222)
Stock-based compensation	—	—	25,544	—	—	25,544
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	(9,832)	—	—	(9,832)
Other comprehensive loss	—	—	—	(5,947)	—	(5,947)
Net loss	—	—	—	—	(229,432)	(229,432)
Balance as of June 30, 2022	102,186,856	$1	$1,703,832	$(24,261)	$(1,360,485)	$319,087

		Three Months Ended June 30, 2021
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of March 31, 2021	$59,400	101,085,653	$1	$1,557,954	$904	$(711,813)	$847,046
Issuance of common stock upon exercise of stock options	—	88,832	—	926	—	—	926
Vesting of restricted stock units	—	29,717	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	13	—	—	13
Common stock issued under employee stock purchase plan	—	60,898	—	5,401	—	—	5,401
Taxes paid related to net share settlement of restricted stock units	—	—	—	(1,382)	—	—	(1,382)
Stock-based compensation	—	—	—	34,507	—	—	34,507
Other comprehensive loss, net of tax impact	—	—	—	—	(871)	—	(871)
Net loss	—	—	—	—	—	(97,575)	(97,575)
Balance as of June 30, 2021	$59,400	101,265,100	$1	$1,597,419	$33	$(809,388)	$788,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	101,767,446	$1	$1,657,593	$(4,764)	$(1,007,825)	$645,005
Issuance of common stock upon exercise of stock options	156,015	—	2,157	—	—	2,157
Vesting of restricted stock units	75,285	—	—	—	—	—
Vesting of common stock exercised early	—	—	8	—	—	8
Common stock issued under employee stock purchase plan	188,110	—	5,742	—	—	5,742
Taxes paid related to net share settlement of restricted stock units	—	—	(2,179)	—	—	(2,179)
Stock-based compensation	—	—	50,343	—	—	50,343
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	(9,832)	—	—	(9,832)
Other comprehensive loss	—	—	—	(19,497)	—	(19,497)
Net loss	—	—	—	—	(352,660)	(352,660)
Balance as of June 30, 2022	102,186,856	$1	$1,703,832	$(24,261)	$(1,360,485)	$319,087

	Six Months Ended June 30, 2021
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance as of December 31, 2020	$57,100	100,213,985	$1	$1,902,389	$2,697	$(606,592)	$1,298,495
Cumulative effect adjustment for ASU 2020-06 adoption	—	—	—	(330,403)	—	4,437	(325,966)
Issuance of common stock upon exercise of stock options	—	371,711	—	5,388	—	—	5,388
Vesting of restricted stock units	—	618,506	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	26	—	—	26
Common stock issued under employee stock purchase plan	—	60,898	—	5,401	—	—	5,401
Taxes paid related to net share settlement of restricted stock units	—	—	—	(74,958)	—	—	(74,958)
Stock-based compensation	—	—	—	89,576	—	—	89,576
Adjustment of redeemable noncontrolling interest	2,300	—	—	—	—	(2,300)	(2,300)
Other comprehensive loss, net of tax impact	—	—	—	—	(2,664)	—	(2,664)
Net loss	—	—	—	—	—	(204,933)	(204,933)
Balance as of June 30, 2021	$59,400	101,265,100	$1	$1,597,419	$33	$(809,388)	$788,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021

OPERATING ACTIVITIES:
Net loss	$(352,660)	$(204,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,986	10,637
Non-cash operating lease costs	14,197	10,839
Re-valuation of contingent consideration	3,805	875
Non-cash stock-based compensation	50,343	89,576
Amortization of debt issuance costs	1,284	1,282
Amortization of premium (discount) on marketable securities	3,800	6,528
Fair value adjustments of noncontrolling interest liability	99,785	—
Other	20	8
Changes in operating assets and liabilities:
Accounts receivable, net	2,355	(368)
Inventory	(29,218)	(3,778)
Prepaid expenses and other current assets, net	23,670	(3,036)
Other assets, net	4,301	(4,282)
Accounts payable	11,089	7,112
Accrued compensation	(3,824)	6,455
Accrued expenses and other liabilities	15,159	7,304
Operating lease liabilities	(6,595)	(3,033)
Deferred revenue	5,949	(70)
Net cash used in operating activities	(140,554)	(78,884)
INVESTING ACTIVITIES:
Purchase of marketable securities	(238,601)	(126,163)
Maturity of marketable securities	335,000	418,110
Purchase of non-marketable equity securities and other related investments	(12,750)	(12,750)
Purchase of property and equipment	(45,734)	(28,261)
Net cash provided by investing activities	37,915	250,936
FINANCING ACTIVITIES:
Payments made on finance lease obligations	(35)	(91)
Proceeds from issuance of common stock upon exercise of stock options	2,158	5,388
Proceeds from issuances of common stock under employee stock purchase plan	5,742	5,401
Taxes paid related to net share settlement of restricted stock units	(2,179)	(74,958)
Joint Venture Acquisition	(177,785)	—
Payment of offering costs related to borrowings on convertible senior notes	—	(784)
Net cash used in financing activities	(172,099)	(65,044)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,211)	(1,080)
Net (decrease) increase in cash, cash equivalents and restricted cash	(276,949)	105,928
Cash, cash equivalents and restricted cash—Beginning of period	492,288	832,977
Cash, cash equivalents and restricted cash—End of period	$215,339	$938,905

	Six Months Ended June 30,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$4,073	$170,911
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$16,901	$10,289
Issuance costs related to purchase of non-marketable equity and other related investments included in accounts payable and accrued expenses	$—	$587
Property and equipment acquired under finance leases	$—	$236
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	$9,688	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$215,169	$938,590
Restricted cash – included in other assets, net	170	315
Total cash, cash equivalents and restricted cash	$215,339	$938,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on helping conquer cancer globally through the use of its proprietary tests, vast data sets and advanced analytics. The Company believes its tests can transform cancer care by unlocking insights that will help patients at all stages of the disease, including at its earliest, when it’s most treatable. For patients with advanced-stage cancer, the Company has commercially launched Guardant360 LDT and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC. The Company has also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in Stage II-III colorectal cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy 8 weeks earlier than current standard-of-care imaging. In addition, the Company launched the Shield LDT test in May 2022, to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. The Company will expand into multi-cancer screening with its investigational next-generation Guardant SHIELD multi-cancer assay and presented data in April 2022 demonstrating the ability of next-generation Guardant SHIELD to accurately detect early-stage cancers and identify the tumor tissue of origin with high accuracy. In addition, the Company collaborates with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantOMNI blood test for advanced-stage cancer. Using data collected from its tests, the Company has also developed its GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc., or the Joint Venture, in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P., or SoftBank. Under the terms of the joint venture agreement, the Company held approximately 50% ownership and controlling interest in the Joint Venture. In June 2022, the Company completed the purchase of all of the shares of the Joint Venture, or the Joint Venture Acquisition, held by SoftBank and its affiliates, and issued a tender offer to purchase the Joint Venture's Class B common stock issued and issuable upon exercise of vested Joint Venture's stock options held by the Joint Venture's employees. Upon completion of the Joint Venture Acquisition, Guardant Health AMEA, Inc. became the Company's majority owned subsidiary (see Note 3, Joint Venture and Note 11, Stock-Based Compensation).
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc., its consolidated Joint Venture (see Note 1, Description of Business and Note 3, Joint Venture), and its majority and wholly owned subsidiaries. Other stockholders’ interests in the Joint Venture were shown in the condensed consolidated financial statements as noncontrolling interest liability before the Joint Venture Acquisition was completed. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company believes that its existing cash and cash equivalents and marketable securities as of June 30, 2022, will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
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
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2022, and 2021, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022, and 2021, the condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and six months ended June 30, 2022, and 2021, and cash flows for the six months ended June 30, 2022, and 2021, and the related interim condensed consolidated disclosures are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended, or the Securities Act. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Foreign Currency
The functional currency of the subsidiaries is the local currency. The assets and liabilities of the subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the period. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, and 2021, foreign currency transaction gains and losses were immaterial.
Restricted Cash
Restricted cash consists of payroll withholding related to the Company's enrollment in certain voluntary disability insurance plan. Restricted cash balance was $0.2 million and $0.1 million as of June 30, 2022, and December 31, 2021, respectively, which was included in other assets in the accompanying condensed consolidated balance sheets.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investee. The Company's non-marketable equity and other related investments totaled $52.2 million and $39.4 million as of June 30, 2022, and December 31, 2021, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets. Non-marketable securities are subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance of the investee; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. Pursuant to one of the investments in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. As of June 30, 2022, no impairment or downward adjustments to the carrying value of non-marketable securities have been recorded. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.
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
The Company is subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the provision of precision oncology services, and development services and other, primarily with biopharmaceutical companies and international laboratory partners, all of which have high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded at net amount.
A significant customer is any biopharmaceutical customer, clinical testing payer, or international laboratory partner that represents 10% or more of the Company’s total revenue or accounts receivable balance. Revenue attributable to each significant customer, including its affiliated entities, as a percentage of the Company’s total revenue, for the respective period, and accounts receivable balance attributable to each significant customers, including its affiliated entities, as a percentage of the Company’s total accounts receivable balance, at the respective condensed consolidated balance sheet date, are as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2022	December 31, 2021
	2022	2021	2022	2021

	(unaudited)				(unaudited)
Customer A	29%	29%	30%	27%	10%	13%
Customer B	*	*	*	*	*	10%
Customer C	*	*	*	*	*	13%
Customer D	*	*	*	*	14%	*
Customer E	*	*	*	*	10%	*
Customer F	*	*	*	*	10%	*
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

The following table presents the receivable and the related credit loss amounts:

	June 30, 2022	December 31, 2021

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Gross Amount	$1,100	$—
Allowance for Credit Losses	(1,100)	—
Net Amount	$—	$—
Other assets:
Gross Amount	$4,800	$5,900
Allowance for Credit Losses	(4,800)	(5,900)
Net Amount	$—	$—
There were no activities for the allowance for credit losses during the three months ended June 30, 2022 and 2021. The following table summarizes the allowance for credit losses activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Allowance for credit losses—Beginning of period	$—	$—
Reclassification	1,100	1,100
Allowance for credit losses—End of period	$1,100	$1,100
Other assets:
Allowance for credit losses—Beginning of period	$5,900	$7,000
Reclassification	(1,100)	(1,100)
Allowance for credit losses—End of period	$4,800	$5,900
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of June 30, 2022, and December 31, 2021, the Company had unbilled receivables of $4.9 million and $5.7 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of June 30, 2022, and December 31, 2021, the Company had immaterial allowance for credit losses related to its accounts receivable.
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

Goodwill and Intangible Assets, net
Intangible assets related to in-process research and development costs, or IPR&D, acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. In connection with the launch of Shield LDT in May 2022, the Company's IPR&D was reclassified as an intangible asset with a useful life of 2 years.
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of June 30, 2022, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 2—12 years.
Post-acquisition Contingent Consideration
Post-acquisition contingent consideration is recognized over the service period, subject to meeting the respective service requirements and performance metrics. For the three and six months ended June 30, 2022, the Company recorded post-acquisition contingent consideration expense of $0.2 million and $2.3 million, respectively, in research and development expenses on the Company's condensed consolidated statement of operations. The Company did not record any post-acquisition contingent consideration expense for the three and six months ended June 30, 2021.
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
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services provided to its ordering physicians and biopharmaceutical customers, as well as from development services and other provided to its biopharmaceutical customers and international laboratory partners. Precision oncology testing services include genomic profiling and the delivery of other genomic information derived from the Company’s platform. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing the Company's technology, and kit fulfillment. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its test to a clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended June 30, 2022, and 2021, the Company recorded $1.6 million and $9.6 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials, net of recoupments. For the six months ended June 30, 2022, and 2021, the Company recorded $3.6 million and $14.6 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to samples processed in previous periods, including revenue received from successful appeals of reimbursement denials, net of recoupments.
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
The Company collaborates with biopharmaceutical companies in the development of new drugs. As part of these collaborations, the Company provides services related to regulatory filings to support companion diagnostic device submissions for the Company’s testing panels. Under these collaborations, the Company generates revenue from achievement of milestones, as well as provision of on-going support. For the companion diagnostic development and regulatory approval services performed, the Company is compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and other developmental milestone payments. The transaction price of these contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, the Company considers its historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than the Company. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is assessed and updated at each reporting period as a revision to the estimated transaction price.
The Company recognizes companion diagnostic development and regulatory approval services revenue over the period in which biopharmaceutical research and development services are provided. Specifically, the Company recognizes revenue using an input method to measure progress, utilizing costs incurred to-date relative to total expected costs as its measure of progress. The Company assesses the changes to the total expected cost estimates as well as any incremental fees negotiated resulting from changes to the scope of the original contract in determining the revenue recognition at each reporting period. For development of new products or services under these arrangements, costs incurred before technological feasibility is reached are included as research and development expenses in the Company’s condensed consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services and other.
The Company also recognizes revenue from other development services, in addition to companion diagnostic development and regulatory approval services noted above, such as clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect, and GuardantINFORM. These revenues are generally recognized over time based on an input method to measure progress in the period when the associated services have been performed.
In addition, other revenue includes amounts derived from licensing the Company's digital sequencing technology to its domestic customers and international laboratory partners, and kit fulfillment. For the licensed technology, the Company is compensated through royalty-based payments, non-refundable upfront payments, guaranteed minimum payments, and/or sample milestone payments. Depending on the nature of the technology licensing arrangements, these revenues are recognized in the period when royalty-bearing sales occur, when the technology transfer is complete, or during the technology transfer period. Kit fulfillment related revenues are recognized when such products are delivered.
Contracts with multiple performance obligations
Contracts with biopharmaceutical customers and international laboratory partners may include multiple distinct performance obligations, such as provision of precision oncology testing, the above-mentioned development services, and digital sequencing technology licensing, among others. The Company evaluates the terms and conditions included within its contracts with biopharmaceutical customers and international laboratory partners to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations that should be accounted for separately versus together. The Company first identifies material promises, in contrast to immaterial promises or administrative tasks, under the contract, and then evaluates whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, the Company considers whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party as well as the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, the Company considers whether it provides a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling price by considering the historical selling price of these performance obligations in similar transactions as well as other factors, including, but not limited to, the price that customers in the market would be willing to pay, competitive pricing of other vendors, industry publications and current pricing practices, and expected costs of satisfying each performance obligation plus appropriate margin; or by using the residual approach if standalone selling price is not observable, by reference to the total transaction price less the sum of the observable standalone selling prices of other performance obligations promised in the contract.

Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of June 30, 2022, the deferred revenue balance was $17.3 million, of which $2.3 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2021, the deferred revenue balance was $11.3 million. Revenue recognized in the six months ended June 30, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $5.3 million, and revenue recognized in the six months ended June 30, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $6.4 million, respectively.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. The Company expects to recognize substantially all of the remaining transaction price in the next 1-2 years.
Costs of Precision Oncology Testing
Cost of precision oncology testing generally consists of cost of materials, direct labor including bonus, benefit and stock-based compensation, equipment and infrastructure expenses associated with processing test samples (including sample accessioning, library preparation, sequencing, quality control analyses and shipping charges to transport blood samples), freight, curation of test results for physicians and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, lease costs, amortization of leasehold improvements and information technology costs. Costs associated with performing the Company’s tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expense at the time the related revenues are recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the applicable patent rights.
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
3.    Joint Venture
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
Under the terms of the joint venture agreement, the Company paid $9.0 million for 40,000 shares of common stock, or 50% ownership interest, of the Joint Venture, and the affiliate of SoftBank contributed $41.0 million for 40,000 shares of common stock, or the other 50% ownership interest, of the Joint Venture. In June 2020, an amended and restated certificate of incorporation of the Joint Venture, as approved by the board of directors of the Joint Venture, was filed with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation, among other things, increased the number of authorized shares of common stock to 89,000,000 shares consisting of 80,000,000 shares of Class A common stock and 9,000,000 shares of Class B (non-voting) common stock; and authorized 80,000,000 shares of Series A preferred stock. Pursuant to the amended and restated certificate of incorporation, each share of common stock held by the Company and the affiliate of SoftBank was reclassified and exchanged for 1,000 shares of Series A preferred stock. As a result, each of the Company and the affiliate of SoftBank held 40,000,000 shares of Series A preferred stock. The holders of Series A preferred stock are entitled to receive dividends at the rate of $0.05 per share if and when declared by the board of directors of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock have been reserved for issuance. As of June 30, 2022, and December 31, 2021, 2,654,053 and 602,408 shares of Class B common stock have been issued and outstanding, respectively, and no shares of Class A common stock have been issued and outstanding. As of June 30, 2022, and December 31, 2021, 80,000,000 shares of Series A preferred stock have been issued and outstanding.
Prior to the completion of the Joint Venture Acquisition, under the terms of the joint venture agreement, neither party was obligated to make any further capital contribution, in cash or otherwise, to the Joint Venture. The Joint Venture was deemed to be a VIE, and the Company had been identified as the VIE’s primary beneficiary. As the primary beneficiary, the Company had consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances had been eliminated in consolidation.
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
In November 2021, the Company exercised its call right contained in the joint venture agreement with SoftBank to purchase all of the shares held by SoftBank and its affiliates in consideration for the payment of the aggregate purchase price to be determined based on an independent third-party valuation. Upon the Company's exercise of the call right in November 2021, SoftBank no longer had the option to exercise its put right. In connection with exercising the call right, the Company reclassified $78.0 million from redeemable noncontrolling interest to noncontrolling interest liability.
In June 2022, the Company purchased all of the shares held by SoftBank and its affiliates in consideration for a cash payment of the aggregate purchase price of $177.8 million, which resulted in $99.8 million of fair value adjustments to the noncontrolling interest liability for the three and six months ended June 30, 2022.
As of December 31, 2021, the Company's consolidated balance sheet included $20.4 million of assets, that can be used only to settle obligations of the consolidated VIE and VIE’s subsidiaries, and $4.3 million of liabilities of the consolidated VIE and VIE’s subsidiaries, for which their creditors do not have recourse to the general credit of the Company. As of June 30, 2022, upon completion of the Joint Venture Acquisition, Guardant Health AMEA, Inc. was no longer a VIE.
4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2022	December 31, 2021
	(unaudited)
	(in thousands)
Machinery and equipment	$78,429	$63,022
Leasehold improvements	95,620	38,702
Computer hardware	25,459	16,685
Construction in progress(1)	23,596	55,873
Furniture and fixtures	8,266	3,683
Computer software	1,552	1,320
Property and equipment, gross	$232,922	$179,285
Less: accumulated depreciation	(69,560)	(54,824)
Property and equipment, net	$163,362	$124,461
(1)    As of June 30, 2022, and December 31, 2021, $5.3 million and $45.8 million of construction in progress was related to leasehold improvements, furniture and equipment for the office in Palo Alto, California, respectively. Starting from February 2022, part of the Palo Alto office has been put in service and related construction in progress has been transferred to fixed assets.

Depreciation expense related to property and equipment was $8.1 million and $5.1 million for the three months ended June 30, 2022, and 2021, respectively, and $14.8 million and $9.6 million for the six months ended June 30, 2022, and 2021, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
	(unaudited)
	(in thousands)
Operating lease liabilities	$19,302	$12,856
Accrued tax liabilities	3,222	4,223
Accrued professional services	10,669	6,994
Accrued clinical studies	6,841	3,332
Accrued legal expenses	9,230	4,166
Purchases of property and equipment included in accrued expenses	5,601	5,893
Tender offer issued in connection with the Joint Venture Acquisition	9,248	—
Acquisition related contingent consideration	3,000	—
Others	10,044	7,821
Total accrued expenses	$77,157	$45,285
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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$124,569	$124,569	$—	$—
Total cash equivalents	$124,569	$124,569	$—	$—

U.S. government debt securities	$638,520	$—	$638,520	$—
Total short-term marketable securities	$638,520	$—	$638,520	$—

U.S. government debt securities	$382,575	$—	$382,575	$—
Total long-term marketable securities	$382,575	$—	$382,575	$—
Total	$1,145,664	$124,569	$1,021,095	$—

Financial Liabilities:
Contingent consideration	$7,430	$—	$—	$7,430
Total	$7,430	$—	$—	$7,430

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$357,785	$357,785	$—	$—
Total cash equivalents	$357,785	$357,785	$—	$—

U.S. government debt securities	$440,546	$—	$440,546	$—
Total short-term marketable securities	$440,546	$—	$440,546	$—

U.S. government debt securities	$698,034	$—	$698,034	$—
Total long-term marketable securities	$698,034	$—	$698,034	$—
Total	$1,496,365	$357,785	$1,138,580	$—

Financial Liabilities:
Contingent consideration	$3,625	$—	$—	$3,625
Total	$3,625	$—	$—	$3,625
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

Acquisition related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the condensed consolidated statements of operations. The fair value of acquisition related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of June 30, 2022, the Company recorded contingent consideration liability of $7.4 million, of which $4.4 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2021, the Company recorded contingent consideration liability of $3.6 million within other long-term liabilities on the accompanying condensed consolidated balance sheets.
As of December 31, 2021, the fair value of the noncontrolling interest liability was considered to be a Level 3 measurement and was determined based on an annual internal rate of return of 20% on the initial amount of $41.0 million invested by SoftBank in May 2018, to the date of Company's exercising the call right in November 2021. In June 2022, the Company purchased all of the shares held by SoftBank and its affiliates in consideration for the cash payment of the aggregate purchase price of $177.8 million, which was determined by an independent valuation firm using a combination of the income approach with consideration of discounted future cash flows and the market approach with consideration of comparable publicly traded companies. The noncontrolling interest liability was fully paid by June 30, 2022.
The following table summarizes the activities for the Level 3 financial instruments:

	Noncontrolling Interest Liability		Redeemable Noncontrolling Interest		Contingent Consideration
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2022	2021	2021	2022	2021	2022	2021

	(unaudited)
	(in thousands)
Fair value — beginning of period	$78,000	$78,000	$59,400	$57,100	$6,015	$1,245	$3,625	$1,245
Increase in fair value	99,785	99,785	1,645	5,932	1,415	875	3,805	875
Net loss for the period	—	—	(1,645)	(3,632)	—	—	—	—
Settlement	(177,785)	(177,785)	—	—	—	—	—	—
Fair value — end of period	$—	$—	$59,400	$59,400	$7,430	$2,120	$7,430	$2,120
The Company considers the fair value of the Convertible Notes as of June 30, 2022, and December 31, 2021, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair value of the Convertible Notes.
Cash Equivalents and Marketable Securities
The following tables summarizes the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$124,569	$—	$—	$124,569
U.S. government debt securities	1,041,973	—	(20,878)	1,021,095
Total	$1,166,542	$—	$(20,878)	$1,145,664

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$357,785	$—	$—	$357,785
U.S. government debt securities	1,142,172	2	(3,594)	1,138,580
Total	$1,499,957	$2	$(3,594)	$1,496,365
There have been no material realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery and the loss position was temporary due to market volatility, thus there has been no recognition of credit losses in the three and six months ended June 30, 2022, and 2021, respectively. The maturities of the Company’s long-term marketable securities range from 1.0 to 1.5 years as of June 30, 2022.
6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of June 30, 2022, and December 31, 2021:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(3,022)	$8,864	8.3
Non-compete agreements and other covenant rights	5,100	(2,323)	2,777	3.4
Acquired technology	1,600	(133)	1,467	1.9
Total intangible assets subject to amortization	18,586	(5,478)	13,108
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(5,478)	$16,398

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(2,473)	$9,413	8.8
Non-compete agreements and other covenant rights	5,100	(1,906)	3,194	3.9
Total intangible assets subject to amortization	16,986	(4,379)	12,607
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(4,379)	$17,497

Amortization of finite-lived intangible assets was $0.6 million and $0.5 million for the three months ended June 30, 2022, and 2021, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2022, and 2021, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2022	$1,382
2023	2,747
2024	2,219
2025	1,670
2026	1,212
2027 and thereafter	3,878
Total	$13,108
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
Since the 2027 Notes were not convertible as of June 30, 2022, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(13,895)	(15,179)
Net carrying amount	$1,136,105	$1,134,821
The total estimated fair value of the 2027 Notes was $0.7 billion and $1.2 billion as of June 30, 2022, and December 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $1.3 million for the three and six months ended June 30, 2022 and 2021, respectively, which represented an effective interest rate of 0.2% and 0.2% for the three and six months ended June 30, 2022, and 2021, respectively.
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
8. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 1 year to 12 years some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement. In July 2020, the Company entered into two lease agreements for additional office space in Palo Alto, California, or the Palo Alto Lease, and in San Diego, California, or the San Diego Lease. The San Diego Lease has a term of 8 years with rent payments commencing in May 2022. The Palo Alto Lease has a term of 12 years with an option to renew the lease term for an additional ten years which has not been considered in the determination of ROU or the lease liability as the Company does not consider it reasonably certain of exercising the renewal option. After the initial payment of $0.9 million in February 2022, the remaining rent payments for the Palo Alto Lease commenced in July 2022. Both leases consist of fixed and variable payments and are being accounting for as operating leases. The Company took possession of these facilities in March 2021. The Company estimated the incremental borrowing rate to determine the present value of lease payments for the San Diego and Palo Alto leases using trading data of the Company's convertible debt adjusted for credit rating and market yield curves.
Operating lease expense was $7.2 million and $6.9 million for the three months ended June 30, 2022, and 2021, respectively, and $14.2 million and $10.8 million for the six months ended June 30, 2022, and 2021, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	June 30, 2022	December 31, 2021
	(unaudited)
Weighted-average remaining lease term (in years)	9.5	10.0
Weighted-average discount rate	3.98%	4.01%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2022:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2022	$13,643
2023	30,337
2024	32,834
2025	32,201
2026	27,703
2027 and thereafter	149,645
Total operating lease payments	$286,363
Less: imputed interest	(45,558)
Total operating lease liabilities	$240,805
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
In March 2022, Illumina Inc., or Illumina, filed suit in the United States District Court for the District of Delaware against the Company and its Co-Chief Executive Officers, Dr. Helmy Eltoukhy, or Dr. Eltoukhy, and Dr. AmirAli Talasaz, or Dr. Talasaz, or collectively the Defendants, alleging that Illumina is the owner of certain of the Company’s patents and patent applications, and that the Defendants allegedly misappropriated Illumina trade secrets. Illumina also alleges that Drs. Eltoukhy and Talasaz breached various Illumina employment contracts, company policies, and implied covenants of good faith and fair dealing as part of their former employment with Illumina prior to starting the Company. Illumina is requesting unspecified compensatory and punitive damages, attorneys’ fees, and specific performance in the form of a declaration of ownership and assignment of intellectual property filed for or obtained by the Defendants that derives from the alleged misuse of Illumina confidential information. The Defendants deny the allegations of misconduct, and have moved to dismiss the complaint. The court has not yet entered a scheduling order.
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

10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of June 30, 2022, and December 31, 2021, no dividends on the Company's common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	June 30, 2022	December 31, 2021
	(unaudited)
Shares underlying outstanding stock options	2,811,299	2,624,974
Shares underlying unvested restricted stock units	2,634,427	1,498,553
Market-based restricted stock units	2,260,764	2,260,764
Performance-based restricted stock units	367,730	374,596
Shares available for issuance under the 2018 Incentive Award Plan	7,369,757	5,231,624
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,238,154	1,426,264
Total	16,682,131	13,416,775
11.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Stock Plan (as amended and restated), or the 2012 Plan, and the 2018 Incentive Award Plan, or the 2018 Plan, and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2022	5,231,624	2,624,974	$29.17	6.5	$193,014
2018 Plan annual increase(1)	3,689,000	—
Granted	(346,149)	346,149	37.28
Granted in connection with the Joint Venture Acquisition	(15,128)	15,128	4.90
Exercised	—	(156,015)	6.20
Canceled	14,703	(18,937)	76.21
Restricted stock units granted	(1,379,575)	—	—
Restricted stock units canceled	168,416	—	—
Performance-based restricted stock units granted	(26,935)	—	—
Performance-based restricted stock units canceled	33,801	—	—
Balance as of June 30, 2022	7,369,757	2,811,299	$30.99	6.5	$66,643
Vested and Exercisable as of June 30, 2022		2,016,108	$15.60	5.5	$63,137
(1)Effective as of January 1, 2022, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $2.0 million and $11.1 million for the three months ended June 30, 2022, and 2021, respectively, and $9.3 million and $49.4 million for the six months ended June 30, 2022, and 2021, respectively.

The weighted-average grant date fair value of options granted was $23.41 and $81.79 per share for the three months ended June 30, 2022, and 2021, respectively, and $23.67 and $84.02 per share for the six months ended June 30, 2022, and 2021, respectively.
Future stock-based compensation for unvested options as of June 30, 2022 was $32.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2022	1,498,553	$109.72
Granted	1,286,259	39.37
Granted in connection with the Joint Venture Acquisition	93,316	38.24
Vested and released	(75,285)	106.10
Canceled	(168,416)	108.13
Balance as of June 30, 2022	2,634,427	$73.04
Future stock-based compensation for unvested restricted stock units as of June 30, 2022 was $158.4 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units, or PSUs, under the 2018 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 1.5 years to 4 years and an additional service period requirement of six months to one year after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 2.5 years to 4.5 years subject to meeting the respective performance metrics and service requirements. As of June 30, 2022, a significant portion of these PSUs are not expected to achieve the related performance metrics, and therefore, no stock-based compensation expense was recorded for the PSUs that were not probable to vest.
A summary of the Company’s performance-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2022	374,596	$116.58
Granted	26,935	37.50
Canceled	(33,801)	116.12
Balance as of June 30, 2022	367,730	$110.83
Stock-based compensation recorded for the PSUs was $0.3 million and $0.3 million for the three months ended June 30, 2022, and 2021, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2022, and 2021, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of June 30, 2022 was $3.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
On January 1, 2021, Tranche 1 of the MSUs became vested because it had met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. As of June 30, 2022 and December 31, 2021, 2,260,764 shares of market-based restricted stock units, with a weighted-average grant date fair value of $65.20 per share, were outstanding under the 2018 Plan. No MSUs were granted, vested or canceled during the six months ended June 30, 2022.
Stock-based compensation for the MSUs was $7.6 million and $22.3 million, for the three months ended June 30, 2022, and 2021, respectively, and $16.1 million and $66.3 million, for the six months ended June 30, 2022, and 2021, respectively, which was recorded in general and administrative expenses on the Company's condensed consolidated statement of operations. The MSUs were fully expensed as of June 30, 2022. In the event of a change in control, a qualifying termination, death, disability or the share price goal occurring earlier than the estimated derived service period, the stock-based compensation relating to these MSUs could be accelerated. Any MSUs that remain unvested at the end of the seven-year performance period will automatically be forfeited and terminated without further consideration.
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
In June 2022, in connection with the Joint Venture Acquisition, the Company issued a tender offer to purchase the Joint Venture's Class B common stock issued and issuable upon exercise of vested Joint Venture's stock options, at a price of $4.44 per share determined pursuant to an independent valuation. As of June 30, 2022, of the total 39 grantees, 16 grantees have accepted the tender offer which resulted in a short-term liability of $9.2 million, recorded within additional paid in capital and accrued expenses in the Company's condensed consolidated balance sheet. In

July 2022, all the remaining grantees accepted the tender offer and the Company settled the tender offer for a total amount of $13.7 million. In addition, in connection with the Joint Venture Acquisition, the unvested Joint Venture's stock options were cancelled and such grantees received replacement awards covering a number of shares of the Company's common stock. The replacement awards, valued at $4.1 million, are subject to the same vesting schedule that applied to the unvested Joint Venture's stock option immediately prior to the close of the Joint Venture Acquisition transaction, to be recognized over a weighted-average period of 2.2 years. The Company accounted for this as a modification which resulted in an immaterial incremental stock-based compensation expense.
A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2022	340,928	3,652,219	$0.58	8.8	$—
Exercised	—	(2,051,645)	0.58
Canceled	82,407	(82,407)	0.58
Canceled in connection with the Joint Venture Acquisition	—	(1,034,474)	0.58
Balance as of June 30, 2022	423,335	483,693	$0.58	8.2	$1,867
Vested and Exercisable as of June 30, 2022		483,693	$0.58	8.2	$1,867
No stock options were granted under the AMEA 2020 Plan for the six months ended June 30, 2022. The weighted-average grant date fair value of options granted under the AMEA 2020 Plan was $0.33 per share for the three and six months ended June 30, 2021. Upon completion of the tender offer and conversion and modification of the Joint Venture's stock awards, no future stock-based compensation expense will be recognized, and the Company does not intend to grant any awards under the AMEA 2020 plan in the future.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,215	$873	$2,379	$1,640
Research and development expense	6,116	4,564	11,459	8,864
Sales and marketing expense	5,987	3,438	11,512	6,318
General and administrative expense	12,226	25,632	24,993	72,754
Total stock-based compensation expense	$25,544	$34,507	$50,343	$89,576

Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

(unaudited)
Expected term (in years)	4.20 – 6.10	5.49 – 6.04	4.20 – 6.10	5.49 – 6.04
Expected volatility	65.5% – 68.8%	63.6% – 66.7%	63.3% – 68.8%	63.6% – 66.7%
Risk-free interest rate	3.0% – 3.4%	0.3% – 1.1%	1.9% – 3.4%	0.3% – 1.1%
Expected dividend yield	—%	—%	—%	—%
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
Shares of common stock purchased under the ESPP were 188,110 and 60,898 for the three and six months ended June 30, 2022 and 2021, respectively. The total compensation expense related to the ESPP was $1.3 million and $0.8 million for the three months ended June 30, 2022, and 2021, respectively, and $2.3 million and $1.6 million for the six months ended June 30, 2022, and 2021, respectively.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2022	2021

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	92.0%	50.8%
Risk-free interest rate	1.5%	—%
Expected dividend yield	—%	—%
As of June 30, 2022, the unrecognized stock-based compensation expense related to the ESPP was $1.4 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
12.    Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)
	(in thousands, except per share data)
Net loss	$(229,432)	$(97,575)	$(352,660)	$(204,933)
Adjustment of redeemable noncontrolling interest	—	—	—	(2,300)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(229,432)	$(97,575)	$(352,660)	$(207,233)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(2.25)	$(0.96)	$(3.46)	$(2.05)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	102,047	101,172	101,950	101,064
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	2,575	2,720	2,562	2,816
Restricted stock units	1,754	1,147	1,619	1,133
MSUs	2,261	2,261	2,261	2,453
PSUs	349	409	353	408
ESPP obligation	108	43	96	45
Common stock subject to repurchase	—	8	—	10
Convertible senior notes	8,225	8,225	8,225	8,225
Total	15,272	14,813	15,116	15,090
(1)    Excludes outstanding stock options to purchase 483,693 shares of the Joint Venture's Class B common stock under the AMEA 2020 Plan as of June 30, 2022.
13.    Income Taxes
The income tax expense for the three and six months ended June 30, 2022 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three and six months ended June 30, 2022, and 2021, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
14.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)
	(in thousands)
United States	$100,836	$87,868	$191,707	$160,168
International (1)	8,308	4,233	13,536	10,598
Total revenue	$109,144	$92,101	$205,243	$170,766
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2022, and 2021, respectively.
As of June 30, 2022, and December 31, 2021, 99% and 98%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
15.    Related Party Transactions
As discussed in Note 3, Joint Venture, the Company and an affiliate of SoftBank formed and capitalized the Joint Venture to accelerate commercialization of its products in Asia, the Middle East and Africa. The Company has

consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances have been eliminated in consolidation.
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
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through the use of our proprietary tests, vast data sets and advanced analytics. We believe our tests can transform cancer care by unlocking insights that will help patients at all stages of the disease, including at its earliest, when it’s most treatable. For patients with advanced-stage cancer, we have commercially launched Guardant360 LDT and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC. We have also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in Stage II-III colorectal cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy 8 weeks earlier than current standard-of-care imaging. In addition, we launched the Shield LDT test in May 2022, to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. We will expand into multi-cancer screening with our investigational next-generation Guardant SHIELD multi-cancer assay and presented data in April 2022 demonstrating the ability of next-generation Guardant SHIELD to accurately detect early-stage cancers and identify the tumor tissue of origin with high accuracy. In addition, we collaborate with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantOMNI blood test for advanced-stage cancer. Using data collected from our tests, we have also developed our GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
We currently perform our tests in our clinical laboratory located in Redwood City, California. Our Redwood City laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. Our San Diego, California laboratory is CLIA-certified, and we expect to commence testing in the San Diego laboratory in the third quarter of 2022, upon receipt of CAP accreditation for research purposes. In February 2022, we received CAP accreditation for our laboratory in Japan where we expect to commence processing samples following receipt of additional certification for processing In Vitro Diagnostic, or IVD, samples and reimbursement approval.
We generated total revenue of $109.1 million and $92.1 million for the three months ended June 30, 2022, and 2021, respectively, and $205.2 million and $170.8 million for the six months ended June 30, 2022, and 2021, respectively. We also incurred net losses of $229.4 million and $97.6 million for the three months ended June 30, 2022, and 2021, respectively, and $352.7 million and $204.9 million for the six months ended June 30, 2022, and 2021, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $1.2 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 45% and 44% of our precision oncology revenue from clinical customers during the three months ended June 30, 2022, and 2021, respectively, and approximately 45% and 42% of our precision oncology revenue from clinical customers for the six months ended June 30, 2022, and 2021, respectively.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payers' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration are recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in its reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the Centers for Medicare and Medicaid Services or CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare has started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will apply until December 2023. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, has conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. We are still in the process of negotiating reimbursement for our Guardant Reveal test from commercial payers, and Guardant Response test from commercial and governmental payers. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received differs from the revenue recorded. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
•Biopharmaceutical customers. Our revenue also depends on our ability to attract, maintain and expand relationships with biopharmaceutical customers. As we continue to develop these relationships, we expect to support a growing number of clinical studies globally and continue to have opportunities to offer our platform to such customers for development services, including companion diagnostic development, novel target discovery and validation, as well as clinical study enrollment. For example, our tests are being developed as companion diagnostics under collaborations with biopharmaceutical companies.
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. With respect to Shield, we are working towards completing enrollment and analysis for a prospective screening study, which we refer to as the ECLIPSE study, aiming to evaluate the performance of our Shield assay in detecting colorectal cancer in average-risk adults. In addition, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study, to evaluate the performance of our next-generation Guardant SHIELD assay in detecting lung cancer in high-risk individuals ages 50-80 and the study is anticipated to run in approximately 100 centers in the United States and Europe. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through distributor relationships, direct contracts with hospitals or partnerships with research organizations. In May 2018, we formed and capitalized a joint venture, Guardant Health AMEA, Inc., which we refer to as the Joint Venture, with SoftBank, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe. We expect to rely on the Joint Venture to accelerate commercialization of our products in Asia, the Middle East and Africa. In February 2021, an affiliate of the Joint Venture, submitted an application to Ministry of Health, Labour and Welfare, or the MHLW, for regulatory approval of Guardant360 CDx. In December 2021, MHLW granted regulatory approval of Guardant360 CDx as a companion diagnostic for identifying patients with metastatic NSCLC who may benefit from treatment with LUMAKRAS™ (sotorasib). In March 2022, MHLW granted regulatory approval of Guardant360® CDx in patients with advanced solid tumors. MHLW also approved Guardant360 CDx as a companion diagnostic to identify patients with microsatellite instability-high (MSI-High) solid tumors who may benefit from Keytruda® (pembrolizumab) and patients with MSI-High advanced colorectal cancer who may benefit from Opdivo® (nivolumab).
In November 2021, we exercised our call right contained in the joint venture agreement with SoftBank to purchase all of the shares held by SoftBank and its affiliates in consideration for the payment of the aggregate purchase price to be determined based on an independent third-party valuation. Upon our exercise of the call right in November 2021, SoftBank no longer had the option to exercise its put right. In June 2022, we purchased all of the shares held by SoftBank and its affiliates in consideration for a cash payment of the aggregate purchase price of $177.8 million, as determined by an independent valuation firm, which resulted in $99.8 million of fair value adjustments to the noncontrolling interest liability for the three and six months ended June 30, 2022. Upon completion of the transaction, we obtained full control over operations throughout the Asia, Middle East and Africa region.
In 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our industry-leading digital sequencing platform became available at the VHIO testing facility in Spain. In 2021, we signed an agreement with The Royal Marsden NHS Foundation Trust, a premier cancer center within the United Kingdom for patient care, research and teaching of all types of cancer. We expect these partnerships will lead to the establishment of our testing services at the partner laboratories, using our digital sequencing technology, as well as generation of clinical and economic evidence to support commissioning in other areas of Europe.
In June 2022, we signed a strategic partnership agreement with Adicon Holdings Limited, a leading independent clinical laboratory company based in China, to offer our industry-leading comprehensive genomic profiling tests to biopharmaceutical companies conducting clinical studies in China. We expect the partnership to help biopharmaceutical companies bring the next generation of cancer therapies to patients in the region.
The success of our international expansion strategy depends on a number of factors, including the internal and external constraints placed on our international laboratory partners and biopharmaceutical companies in the context of broader global, regional and U.S. economic and geopolitical conditions. For example, deterioration in the bilateral relationship between the United States and China may impact international trade, government spending, regional stability and macroeconomic conditions. The impact of these potential developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, China, may contribute to disruption of our international partnerships and instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results.
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
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through June 30, 2022, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We submit claims to Medicare for reimbursement for Guardant360 clinical testing performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin and for Guardant360 CDx clinical testing performed for qualifying patients diagnosed with solid tumor cancers who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established since March 2018. Revenue from clinical tests for patients covered by Medicare represented approximately 45% and 44% of our precision oncology revenue from clinical customers during the three months ended June 30, 2022, and 2021, respectively, and 45% and 42% of our precision oncology revenue from clinical customers during the six months ended June 30, 2022, and 2021, respectively.
Development services and other. Development services revenue primarily represents services that we provide to biopharmaceutical companies and large medical institutions. We collaborate with biopharmaceutical companies in the development and clinical studies of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our test panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. In addition to companion diagnostic development and regulatory approval services, we also provide other development services, including clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing our technologies, and kit fulfillment.
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
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, and non-recurring payments due and received in relation to the settlement of license and patent disputes, net of credit losses. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$92,062	$72,604	$176,198	$136,333
Development services and other	17,082	19,497	29,045	34,433
Total revenue	109,144	92,101	205,243	170,766
Costs and operating expenses:
Cost of precision oncology testing(1)	34,375	24,887	65,059	48,477
Cost of development services and other	2,352	5,040	3,649	10,197
Research and development expense(1)	85,455	63,724	167,212	119,232
Sales and marketing expense(1)	73,603	47,716	138,035	82,054
General and administrative expense(1)	43,680	48,376	84,947	116,311
Total costs and operating expenses	239,465	189,743	458,902	376,271
Loss from operations	(130,321)	(97,642)	(253,659)	(205,505)
Interest income	1,387	1,037	2,165	2,588
Interest expense	(645)	(644)	(1,289)	(1,290)
Other income (expense), net	378	(243)	330	(533)
Fair value adjustments of noncontrolling interest liability	(99,785)	—	(99,785)	—
Loss before provision for income taxes	(228,986)	(97,492)	(352,238)	(204,740)
Provision for income taxes	446	83	422	193
Net loss	$(229,432)	$(97,575)	$(352,660)	$(204,933)

(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,215	$873	$2,379	$1,640
Research and development expense	6,116	4,564	11,459	8,864
Sales and marketing expense	5,987	3,438	11,512	6,318
General and administrative expense	12,226	25,632	24,993	72,754
Total stock-based compensation expense	$25,544	$34,507	$50,343	$89,576
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$92,062	$72,604	$19,458	27%
Development services and other	17,082	19,497	(2,415)	(12)%
Total revenue	$109,144	$92,101	$17,043	19%
Total revenue was $109.1 million for the three months ended June 30, 2022, compared to $92.1 million for the three months ended June 30, 2021, an increase of $17.0 million, or 19%.
Precision oncology testing revenue increased to $92.1 million for the three months ended June 30, 2022, from $72.6 million for the three months ended June 30, 2021, an increase of $19.5 million, or 27%.
Precision oncology revenue from tests for clinical customers was $70.5 million for the three months ended June 30, 2022, up 15% from $61.1 million for the three months ended June 30, 2021. This increase in clinical testing revenue was driven primarily by an increase in sample volume related to our Guardant360 CDx and Guardant360 LDT tests and revenue from products launched in 2021, including Guardant Reveal, Guardant360 Response and Guardant 360 TissueNext. Total tests for clinical customers increased to approximately 29,300 for the three months ended June 30, 2022, from 20,830 for the three months ended June 30, 2021.
Precision oncology revenue from tests for biopharmaceutical customers was $21.6 million for the three months ended June 30, 2022, and $11.6 million for the three months ended June 30, 2021, respectively. This increase in revenue was primarily due to an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 6,000 for the three months ended June 30, 2022, from 3,653 for the three months ended June 30, 2021, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.
Development services and other revenue decreased to $17.1 million for the three months ended June 30, 2022, from $19.5 million for the three months ended June 30, 2021, a decrease of $2.4 million, or 12%. This decrease in development services and other revenue was primarily due to the change in collaboration projects with biopharmaceutical customers for companion diagnostic development and regulatory approval services, and discontinuation of our Guardant-19 tests in August 2021, partially offset by revenues earned from licensing our technologies during the three months ended June 30, 2022.

Cost of Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$34,375	$24,887	$9,488	38%
Cost of development services and other	2,352	5,040	(2,688)	(53)%
Total cost of revenue	$36,727	$29,927	$6,800	23%
Total cost of revenue was $36.7 million for the three months ended June 30, 2022, compared to $29.9 million for the three months ended June 30, 2021, an increase of $6.8 million, or 23%.
Cost of precision oncology testing was $34.4 million for the three months ended June 30, 2022, compared to $24.9 million for the three months ended June 30, 2021, an increase of $9.5 million, or 38%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes, resulting in a $3.5 million increase in material costs, a $3.2 million increase in production labor and overhead costs, and a $2.8 million increase in other costs, including costs related to kits, freight and curation of test results for physicians.
Cost of development services and other was $2.4 million for the three months ended June 30, 2022, compared to $5.0 million for the three months ended June 30, 2021, a decrease of $2.7 million, or 53%. This decrease in cost of development services and other was primarily due to a decrease in labor costs and materials, related to discontinuation of our Guardant-19 tests in August 2021, and the change in companion diagnostic development and regulatory approval service contracts.
Operating Expenses
Research and development expense

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Research and development	$85,455	$63,724	$21,731	34%
Research and development expenses were $85.5 million for the three months ended June 30, 2022, compared to $63.7 million for the three months ended June 30, 2021, an increase of $21.7 million, or 34%. This increase was primarily related to continued investment in the development of our technologies and products, and our clinical studies, resulting in an increase of $9.3 million in personnel-related costs for employees in our research and development group, including a $1.6 million increase in stock-based compensation, an increase of $6.7 million related to allocated facility and information technology infrastructure costs, and an increase of $6.4 million in outside service fees, partially offset by a decrease of $2.6 million in material costs.
Sales and marketing expense

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$73,603	$47,716	$25,887	54%
Selling and marketing expenses were $73.6 million for the three months ended June 30, 2022, compared to $47.7 million for the three months ended June 30, 2021, an increase of $25.9 million, or 54%. This increase was primarily related to commercial infrastructure buildout and marketing activities to support existing products and new product launch, resulting in an increase of $18.9 million in personnel-related costs, including a $2.5 million increase in stock-based compensation, an increase of $2.8 million in office administrative costs, and an increase of $2.4 million related to allocated facilities and information technology infrastructure costs.

General and administrative expense

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
General and administrative	$43,680	$48,376	$(4,696)	(10)%
General and administrative expenses were $43.7 million for the three months ended June 30, 2022, compared to $48.4 million for the three months ended June 30, 2021, a decrease of $4.7 million, or 10%. This decrease was primarily due to a decrease of $13.4 million in stock-based compensation, as tranche 2 of the market-based restricted stock units issued to our Co-Chief Executive Officers were fully expensed as of December 31, 2021, partially offset by an increase of $4.2 million in professional service expenses related to outside legal, accounting, consulting and IT services, and an increase of $1.8 million in personnel cost in line with our business expansion.
Interest income

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Interest income	$1,387	$1,037	$350	34%
Interest income was $1.4 million for the three months ended June 30, 2022, compared to $1.0 million for the three months ended June 30, 2021, an increase of $0.4 million, or 34%. This increase was primarily due to an increase in interest rate as the U.S. Federal Reserve increased the risk-free interest rate, partially offset by a decrease in cash and cash equivalents and marketable securities balances.
Interest expense

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Interest expense	$(645)	$(644)	$(1)	*
*    Not meaningful
Interest expense was primarily attributable to amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the three months ended June 30, 2022, and 2021.
Other income (expense), net

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$378	$(243)	$621	*
*    Not meaningful
Other income (expense), net was immaterial for the three months ended June 30, 2022, and 2021.
Fair value adjustments of noncontrolling interest liability

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Fair value adjustments of noncontrolling interest liability	$(99,785)	$—	$(99,785)	*
*    Not meaningful
Fair value adjustments of noncontrolling interest liability for the three months ended June 30, 2022 was made as a result of the Joint Venture Acquisition completed in June 2022.

Provision for income taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$446	$83	$363	437%
Provision for income taxes was immaterial for the three months ended June 30, 2022, and 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$176,198	$136,333	$39,865	29%
Development services and other	29,045	34,433	(5,388)	(16)%
Total revenue	$205,243	$170,766	$34,477	20%
Total revenue was $205.2 million for the six months ended June 30, 2022, compared to $170.8 million for the six months ended June 30, 2021, an increase of $34.5 million, or 20%.
Precision oncology testing revenue increased to $176.2 million for the six months ended June 30, 2022 from $136.3 million for the six months ended June 30, 2021, an increase of $39.9 million, or 29%. This increase in precision oncology testing revenue was primarily due to an increase in sample volume.
Precision oncology revenue from tests for clinical customers increased to $136.5 million for the six months ended June 30, 2022, from $110.9 million for the six months ended June 30, 2021. This increase in clinical testing revenue was driven primarily by an increase in sample volume related to our Guardant360 CDx and Guardant360 LDT tests and revenue from products launched in 2021, including Guardant Reveal, Guardant360 Response and Guardant 360 TissueNext. Tests for clinical customers increased to approximately 56,400 for the six months ended June 30, 2022, from 39,220 for the six months ended June 30, 2021.
Precision oncology revenue from tests for biopharmaceutical customers was $39.7 million in the six months ended June 30, 2022, and $25.4 million in the six months ended June 30, 2021, respectively. This increase in revenue was primarily due to an increase in sample volume. Tests for biopharmaceutical customers increased to approximately

11,100 for the six months ended June 30, 2022, from 7,175 for the six months ended June 30, 2021, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.
Development services and other revenue decreased to $29.0 million for the six months ended June 30, 2022, from $34.4 million for the six months ended June 30, 2021, a decrease of $5.4 million, or 16%. This decrease in development services and other revenue was primarily due to the change in collaboration projects with biopharmaceutical customers for companion diagnostic development services, and discontinuation of our Guardant-19 tests in August 2021, partially offset by revenues earned from licensing our technologies during the six months ended June 30, 2022.

Cost of Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(dollars in thousands)
Cost of precision oncology testing	$65,059	$48,477	$16,582	34%
Cost of development services and other	3,649	10,197	(6,548)	(64)%
Total cost of revenue	$68,708	$58,674	$10,034	17%
Total cost of revenue was $68.7 million for the six months ended June 30, 2022, compared to $58.7 million for the six months ended June 30, 2021, an increase of $10.0 million, or 17%.
Cost of precision oncology testing was $65.1 million for the six months ended June 30, 2022, compared to $48.5 million for the six months ended June 30, 2021, an increase of $16.6 million, or 34%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes, resulting in a $6.2 million increase in material costs, a $6.1 million increase in production labor and overhead costs, and a $4.4 million increase in other costs, including costs related to kits, freight and curation of test results for physicians.
Cost of development services and other was $3.6 million for the six months ended June 30, 2022, compared to $10.2 million for the six months ended June 30, 2021, a decrease of $6.5 million, or 64%. This decrease in cost of development services and other was primarily due to a decrease in labor costs and materials, related to discontinuation of our Guardant-19 tests in August 2021, and the change in companion diagnostic development and regulatory approval service contracts.
Operating Expenses
Research and development expense

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Research and development	$167,212	$119,232	$47,980	40%
Research and development expenses were $167.2 million for the six months ended June 30, 2022, compared to $119.2 million for the six months ended June 30, 2021, an increase of $48.0 million, or 40%. This increase was primarily related to continued investment in the development of our technologies and products, and our clinical studies, resulting in an increase of $19.0 million in personnel-related costs for employees in our research and development group, including a $2.6 million increase in stock-based compensation, an increase of $14.7 million in outside service fees, an increase of $10.9 million related to allocated facility and information technology infrastructure costs, and an increase of $2.3 million in post-acquisition related contingent consideration, partially offset by a decrease of $2.4 million in material costs.

Sales and marketing expense

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$138,035	$82,054	$55,981	68%
Selling and marketing expenses were $138.0 million for the six months ended June 30, 2022, compared to $82.1 million for the six months ended June 30, 2021, an increase of $56.0 million, or 68%. This increase was primarily related to commercial infrastructure buildout and marketing activities to support existing products and new product launch, resulting in an increase of $41.5 million in personnel-related costs, including a $5.2 million increase in stock-based compensation, an increase of $5.2 million in office administrative costs, an increase of $4.6 million related to allocated facility and information technology infrastructure costs, and an increase of $4.2 million related to marketing activities.
General and administrative expense

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
General and administrative	$84,947	$116,311	$(31,364)	(27)%
General and administrative expenses were $84.9 million for the six months ended June 30, 2022, compared to $116.3 million for the six months ended June 30, 2021, a decrease of $31.4 million, or 27%. This decrease was primarily due to a decrease of $47.8 million in stock-based compensation, as tranche 1 and tranche 2 of the market-based restricted stock units issued to our Co-Chief Executive Officers were fully expensed as of March 31, 2021 and December 31, 2021, respectively, partially offset by an increase of $7.3 million in professional service expenses related to outside legal, accounting, consulting and IT services, an increase of $3.1 million related to allocated facilities and information technology infrastructure costs, an increase of $2.9 million in acquisition related contingent consideration, an increase of $1.9 million in office administrative costs, and an increase of $1.6 million in personnel cost in line with our business expansion.
Interest income

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Interest income	$2,165	$2,588	$(423)	(16)%
Interest income was $2.2 million for the six months ended June 30, 2022, compared to $2.6 million for the six months ended June 30, 2021, a decrease of $0.4 million, or 16%. This decrease was primarily due to a decrease in cash and cash equivalents and marketable securities balances, partially offset by an increase in interest rate as the U.S. Federal Reserve increased the risk-free interest rate.
Interest expense

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,289)	$(1,290)	$1	*
*    Not meaningful
Interest expense was primarily attributable to amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the six months ended June 30, 2022 and 2021.

Other income (expense), net

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$330	$(533)	$863	*
*    Not meaningful
Other income (expense), net was immaterial for the six months ended June 30, 2022, and 2021.
Fair value adjustments of noncontrolling interest liability

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Fair value adjustments of noncontrolling interest liability	$(99,785)	$—	$(99,785)	*
*    Not meaningful
Fair value adjustments of noncontrolling interest liability for the six months ended June 30, 2022 was made as a result of the Joint Venture Acquisition completed in June 2022.
Provision for income taxes

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$422	$193	$229	119%
Provision for income taxes was immaterial for the six months ended June 30, 2022, and 2021.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of June 30, 2022, we had an accumulated deficit of $1.4 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of June 30, 2022, we had cash and cash equivalents of $215.2 million and marketable securities of $1.0 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable securities consisting of United States treasury securities that can be immediately liquid.
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

If our available cash, cash equivalents and marketable securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2021, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(140,554)	$(78,884)
Net cash provided by investing activities	$37,915	$250,936
Net cash used in financing activities	$(172,099)	$(65,044)
Operating activities
Cash used in operating activities during the six months ended June 30, 2022, was $140.6 million, which resulted from a net loss of $352.7 million, partially offset by non-cash charges of $189.2 million and net change in our operating assets and liabilities of $22.9 million. Non-cash charges primarily consisted of $99.8 million of fair value adjustments of noncontrolling interest liability in connection with the Joint Venture Acquisition, $50.3 million of stock-based compensation, $16.0 million of depreciation and amortization, $14.2 million of non-cash operating lease costs, $3.8 million of amortization of premium on marketable investments, and $3.8 million of revaluation adjustments to contingent consideration. The net change in our operating assets and liabilities was primarily the result of a $23.7 million decrease in prepaid expenses and other current assets, primarily driven by a $25.0 million one-time payment pursuant to a settlement and license agreement entered into in December 2021, a $15.2 million increase in accrued expense and other liabilities, a $11.1 million increase in accounts payable primarily due to increase in purchases of goods and services, a $5.9 million increase in deferred revenue primarily due to upfront payments from international laboratory partners, and a $4.3 million decrease in other assets, partially offset by a $29.2 million increase in inventory due to higher testing volumes, a $6.6 million payment of operating lease liabilities net of receipt of tenant improvement allowance, and a $3.8 million decrease in accrued compensation.
Cash used in operating activities during the six months ended June 30, 2021 was $78.9 million, which resulted from a net loss of $204.9 million, partially offset by non-cash charges of $119.7 million and net change in our operating assets and liabilities of $6.3 million. Non-cash charges primarily consisted of $89.6 million of stock-based compensation, $10.8 million of non-cash operating lease costs, $10.6 million of depreciation and amortization, and $6.5 million of amortization of premium on investment. The net change in our operating assets and liabilities was primarily the result of a $7.3 million increase in accrued expenses and other liabilities, a $7.1 million increase in accounts payable, and a $6.5 million increase in accrued compensation due to increased personnel, partially offset by a $4.3 million increase in other assets, net, a $3.8 million increase in inventory due to higher testing volumes, and a $3.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Investing activities
Cash provided by investing activities during the six months ended June 30, 2022, was $37.9 million, which resulted primarily from maturities of marketable securities of $335.0 million, partially offset by purchases of marketable securities of $238.6 million, purchases of property and equipment of $45.7 million, and purchase of non-marketable equity securities and other related investments of $12.8 million.
Cash provided by investing activities during the six months ended June 30, 2021, was $250.9 million, which resulted primarily from maturities of marketable securities of $418.1 million, partially offset by purchases of marketable securities of $126.2 million, purchases of property and equipment of $28.3 million, and purchase of non-marketable equity securities and other related investments of $12.8 million.
Financing activities
Cash used in financing activities during the six months ended June 30, 2022, was $172.1 million, which was primarily attributable to consideration payment for the Joint Venture Acquisition of $177.8 million, and taxes paid related to net share settlement of restricted stock units of $2.2 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $5.7 million, and proceeds from exercise of stock options of $2.2 million.
Cash used in financing activities during the six months ended June 30, 2021, was $65.0 million, which was primarily attributable to taxes paid related to net share settlement of restricted stock units of $75.0 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $5.4 million, and proceeds from exercise of stock options of $5.4 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed previously.
Recent accounting pronouncements
Not applicable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness. As of June 30, 2022, we had cash and cash equivalents of $215.2 million held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities. As of June 30, 2022, we had short-term marketable securities of $638.5 million and long-term marketable securities of $382.6 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of June 30, 2022, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $8.7 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $8.7 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through June 30, 2022, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of June 30, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2022, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the second quarter of fiscal 2022, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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

GUARDANT HEALTH, INC.

Dated:	August 4, 2022	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated:	August 4, 2022	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 4, 2022	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)