Form 10-K
period 2022-12-31
Guardant Health, Inc.
filed 2023-02-23
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Palo Alto, California 94304
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (855) 698-8887

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	GH	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.0 billion (based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2022 of $40.34 per share).

As of February 17, 2023, the registrant had 102,663,734 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2023, or the 2023 Annual Meeting, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

GUARDANT HEALTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2022

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
RISK FACTOR SUMMARY
Our business is subject to numerous risk and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock, including the full discussion of risks included in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:
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
•If our products do not meet the expectations of patients and our customers, our operating results, reputation and business could suffer.
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
•Certain of our tests are currently marketed as laboratory developed tests, or LDTs, and future changes in FDA enforcement discretion for LDTs could subject our product offerings to more significant regulatory requirements.
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
•Issued patents covering our products, services or technology could be found invalid or unenforceable if challenged.
•The price of our common stock has fluctuated substantially and may do so in the future, and you may not be able to resell shares of our common stock at or above the price at which you purchased them.
•Our indebtedness could expose us to risks that could adversely affect our business, financial condition and results of operations or result in dilution to our stockholders.
PART I
Item 1. Business
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through the use of our proprietary tests, vast data sets and advanced analytics. We believe our tests can transform cancer care by unlocking insights that will help patients at all stages of the disease, including at its earliest stages, when it’s most treatable. For patients with advanced-stage cancer, we have commercially launched Guardant360 laboratory developed test, or LDT, and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. We have also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging.
We also collaborate with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantOMNI blood test for advanced-stage cancer, and the GuardantINFINITY blood test, launched in September 2022, which is a next-generation smart liquid biopsy that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development. Using data collected from our tests, we have also developed our GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
In May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In addition, in December 2022, we announced positive results from ECLIPSE, an over 20,000 patient registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults. We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay.

Our strategy
Our objective is to be the leading provider of precision oncology and screening products for cancer management across all stages of the disease and drive commercial adoption of our products. To achieve this, we intend to:
•Increase awareness of our products by:
▪building awareness of liquid biopsy and pioneering a blood-first paradigm for genotyping cancer patients;
▪educating biopharmaceutical companies, key opinion leaders, or KOLs, and advocacy groups;
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
•Expand our product portfolio by:
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
Our products and development program
We have launched various products and programs using our digital sequencing technology, which is enabled by robust, high-efficiency biochemistry at the front-end, next-generation sequencing and a machine learning augmented bioinformatics pipeline. We believe our product portfolio could address the full continuum of cancer care for selected indications, and has utility in both the clinical and biopharmaceutical markets.

Therapy Selection
Guardant360 CDx Test
We believe our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the FDA, and is the market leading comprehensive liquid biopsy test, based on the number of tests ordered. Our Guardant360 CDx test is a 55-gene test to provide tumor mutation profiling to be used by qualified health professionals in accordance with professional guidelines in oncology for cancer patients with any solid malignant neoplasm. Our Guardant360 CDx test has also been approved by the FDA for use as a companion diagnostic to identify NSCLC patients who may benefit from treatment with TAGRISSO® (osimertinib), RYBREVANTTM (amivantamab-vjmw), LUMAKRASTM (sotorasib) and ENHERTU® (fam-trastuzumab deruxtecan-nxki), and breast cancer patients who may benefit from treatment with ORSERDUTM (elacestrant), marketed by biopharmaceutical companies. Additional gene content and immune-oncology biomarkers (e.g. microsatellite instability, or MSI) are reported in a professional services compendium to the FDA approved CDx report. Results are typically delivered within seven days following receipt of sample and delivered by a clinical report.
Guardant360 LDT
The number of personalized therapy options for advanced cancer patients continues to grow, giving patients who may have cycled through standard of care therapies additional options. Focused on addressing patient care throughout the diagnostic journey, we launched an updated and expanded version of our LDT to support new guideline-recommended biomarkers. Our Guardant360 LDT test measures 80+ cancer-related genes, and has been used over 300,000 times by clinicians to help inform which therapy may be effective for advanced stage cancer patients with solid tumors, without the need to obtain archival tissue or subject the patient to another invasive biopsy. Results are typically delivered, ten days following receipt of sample and delivered by a clinical report.
Guardant360 Response Test
Our Guardant360 Response test, launched as an LDT, is the first blood-only liquid biopsy that enables doctors to view molecular response, or changes in circulating tumor DNA (ctDNA) levels, from a simple blood draw to potentially gain early insight regarding patient response to treatment. For doctors, knowing early and confidently if a patient’s treatment is working is critical in deciding whether to continue, stop, or explore other options. Studies across cancers and therapies show the Guardant360 Response test predicted treatment response eight weeks earlier than current standard-of-care radiological and imaging scans.
Guardant360 TissueNext Test
To complement our liquid biopsy-based products, we launched Guardant360 TissueNext as an LDT, our first tissue-based test which is designed to identify patients with advanced cancer who may benefit from biomarker-informed treatment. Tissue genotyping is currently widely available to physicians and patients. We believe many tissue genotyping products currently available to physicians and patients have experienced long delays in getting results to physicians and high failure rates because of the inability to obtain enough tissue or high-quality DNA for analysis. Such delay or inability to produce results from tissue genotyping can adversely affect providing the right treatment to patients at the right time. We therefore believe our Guardant360 TissueNext, together with our liquid biopsy-based products, have the potential to help address the challenges with tissue genotyping products currently in the market.

Recurring Monitoring / Minimum Residual Disease
Guardant Reveal Test
In the management of early-stage cancer, current tools do not identify all high-risk patients who will benefit from adjuvant therapy or detect recurrence early enough when it is most curable. We plan to address this need, first in early-stage colorectal, breast and lung cancers, with our Guardant Reveal test launched as an LDT for residual disease and recurrence monitoring. We believe the Guardant Reveal test has the potential to enable oncologists to improve the care of early-stage cancer patients by correctly identifying more high-risk patients than clinicopathologic review alone and by detecting recurrent disease months earlier than current standard of care methods like imaging carcinoembryonic antigen tests. We believe the Guardant Reveal test can improve turnaround by simultaneously interrogating both genomic and epigenomic signals from a single blood draw without the need for tissue. Similar to our data development effort for our Guardant360 tests, we are investing heavily in establishing clinical utility for the use of Guardant Reveal in adjuvant treatment settings. We also believe our Guardant Reveal test may help biopharmaceutical companies identify new drug development opportunities. In return, these relationships could help us establish clinical utility for our tests and create new testing opportunities related to emerging therapies.
Screening
Shield Test
According to American Cancer Society: Colorectal Cancer Facts & Figures 2020-2022, it is estimated that only 66% of adults at 50 years and older are screened despite compelling evidence that routine cancer screening can reduce colorectal cancer mortality, the second leading cause of cancer death. Therefore, we believe that there is a critical need to develop products to expand precision oncology to earlier stage cancer settings. These products could enable clinicians to precisely detect, and intervene in the disease evolution when the disease is more likely to be curable, key to significantly improving patient clinical outcomes. In order to systematically address this need, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. Our research and development results to date indicate that somatic signatures alone may be insufficient for detection of early-stage cancers with high sensitivity. For this reason, we have incorporated epigenomic signatures to enhance the performance of our Shield assay in these settings. In addition, in December 2022, we announced positive results from ECLIPSE, an over 20,000 patient registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the Centers for Medicare and Medicaid Services, or CMS, for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, we plan to complete our premarket approval, or PMA, submission to the FDA in the first quarter of 2023.
We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay. To clinically validate the performance of our next-generation Shield blood test in detecting lung cancer in high-risk individuals ages 50-80, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. The study is anticipated to run in approximately 100 centers in the United States and Europe. We believe that developing a blood test for early detection of cancer requires a vast amount of molecular and clinical data across all stages of the disease in order to better understand the biology and clinical relevance of tumor-specific biomarkers in blood. While we believe the benefits of early detection on clinical outcomes are widely known, early detection may also benefit biopharmaceutical companies by identifying a much larger at-risk population who may benefit from early therapeutic intervention or from preventative medicines.
Biopharmaceutical Offerings
GuardantOMNI Test
Our GuardantOMNI test has a significantly larger genomic panel footprint than the Guardant360 LDT test and has achieved comparable analytical performance in clinical studies, including for translational science applications in collaboration with several biopharmaceutical companies. It covers 500 genes, including genes associated with homologous recombination repair deficiency and biomarkers for immuno-oncology applications, such as tumor mutational burden and microsatellite instability.

In order to preserve performance characteristics of our Guardant360 LDT test across a broader gene panel, we implemented additional enhancements to the assay efficiency and bioinformatics analysis to improve the sensitivity of our GuardantOMNI test. These enhancements are critical in the context of using the GuardantOMNI test in the retrospective testing of clinical study samples for translational science applications in collaboration with biopharmaceutical customers, as those samples are often available with only a limited volume of plasma.
Validation data indicates that the GuardantOMNI test exceeds the Guardant360 LDT test’s sensitivity for detecting clinically actionable biomarkers. At the same time, broader panel-wide performance of small variants is roughly similar to that of Guardant360 LDT test. The broad genomic footprint of our GuardantOMNI test enables accurate measurement of tumor mutational burden.
GuardantINFINITY Test
In September 2022, we launched GuardantINFINITY, a next-generation smart liquid biopsy test that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development. Our GuardantINFINITY assay provides a more comprehensive molecular profile of tumors than earlier assays, giving researchers access to novel genomic and epigenomic insights to provide a simultaneously deeper and more complete understanding of a tumor’s biology, its system-wide interactions and the associated immune response in a range of applications, from therapy selection to molecular response and longitudinal monitoring. The assay’s extensive methylome panel helps identify the unique methylation pattern that each tumor delivers, providing an important new dimension of research insights that has been largely unexplored in clinical development to date. GuardantINFINITY is available as a single modular assay with flexible configurations that can be tailored to fit a current application, along with the ability to unlock additional content modules at any time, without incurring the burden or delay of additional sample collection. The core module offers genotyping coverage of more than 800 genes with sample-level methylation detection and tumor fraction score for biomarker discovery, clinical research, therapy selection and response monitoring.
GuardantConnect
Because cancer patients often exhaust standard of care treatment options as the disease progresses and guidelines recommend clinical studies for cancer patients, clinical study matching is an acute need in oncology. At the same time, biopharmaceutical companies need to fill clinical studies that require screening hundreds of thousands of patients. Despite these needs, clinical study enrollment in oncology has severely lagged, with only approximately 8% of cancer patients enrolling in clinical studies. GuardantConnect is our integrated software-based solution designed for our clinical and biopharmaceutical customers, seeking to connect patients tested with our assays with actionable alterations with potentially relevant clinical studies.
GuardantINFORM
In June 2020, we launched GuardantINFORM, our real-world evidence platform featuring an extensive clinical-genomic dataset of advanced cancer patients. The GuardantINFORM platform is intended to help accelerate research and development of the next generation of cancer therapeutics by offering biopharmaceutical partners an in silico resource that combines de-identified longitudinal clinical information and genomic data collected from our tests. This robust dataset offers real-world insights into anti-cancer therapy use and associated outcomes, and molecular drivers of treatment response and resistance for over 60 advanced cancers including non-small cell lung, breast, colon, and prostate. Applications for the GuardantINFORM platform cover research and development, clinical study planning and modelling, and commercial applications.
Smart Liquid Biopsy Platform
Our smart liquid biopsy platform drives significant research and development efficiencies and operating leverage, which supports performance improvements, cross-development of new applications, cost savings and improved turnaround time. While products continue to evolve by leveraging commonality in equipment, reagents, and staffing, this platform also provides a foundation for future product evolutions and data integration. We expect to migrate our products to the platform and we believe our smart liquid biopsy platform has the potential to unlock the power of the epigenome, broaden the view of what drives cancer biology, and provide industry leading high-sensitivity genomic and epigenomic detection at ultra-high specificity and low cost.

Guardant Galaxy
Our Guardant Galaxy suite of advanced analytical technologies have been developed internally and through outside partnerships to enhance the performance and clinical utility of our portfolio of cancer tests, and to power the next generation of biomarker and drug discovery. The first application in the Guardant Galaxy suite is an AI-backed digital pathology platform developed by Lunit®, for the enhanced Guardant360 TissueNext PD-L1 test, which improves detection of the cancer biomarker compared to manual pathologist interpretation in NSCLC cases. Future planned applications include deep learning-driven genomic, epigenomic and spatial biomarker discovery via collaboration with biopharmaceutical partners and integration with GuardantINFORM real-world clinical data platform.
Clinical Studies and Publications
The goal of our clinical development with our tests is to support its use for comprehensive genomic profiling across multiple tumor types, including as a preferred alternative to tissue testing to inform first line treatment right after diagnosis and at time of disease progression. We publish peer-reviewed studies in order to influence treatment guidelines, to educate clinicians and other oncology stakeholders about the value proposition of our test and to set the stage for reimbursement with private and public payers. We have over 90 targeted therapy outcomes studies, more than 300 peer-reviewed publications and more than 700 scientific abstracts. We are proactively pursuing studies to support the use of our tests as a preferred alternative to tissue testing to inform first line treatment right after diagnosis, with the goal to provide evidence that our tests detect genomic alterations at a similar rate compared to standard of care tissue testing in the United States, Europe and Asia. Such a strategy is predicated on the tests’ ability to offer accurate, reliable and fast guideline-directed comprehensive genotyping for all adult solid tumors without exposing patients to invasive biopsy procedures’ risks, delays or chance of failure.
Commercialization
Successful commercial adoption of our tests by clinicians and biopharmaceutical companies is critical to our business. For clinicians, endorsement by KOLs, utilization by academic centers and inclusion in national treatment guidelines are important, especially for adoption in the local community setting where 80% of cancer treatment occurs. We believe that our relationships with key stakeholders across the oncology space have helped facilitate the use of our tests by over 12,000 oncologists, who have collectively ordered our Guardant360 LDT test over 300,000 times, and over 150 biopharmaceutical companies.
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
Biopharmaceutical commercial efforts
Our business development team is focused on enterprise selling to biopharmaceutical companies in the United States and internationally, and we believe we can support our biopharmaceutical customers across many applications, including:
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

International commercial efforts and expansion
A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through direct contacts with insurers and hospitals, distributor relationships, and laboratory partnerships. Specifically, we have already demonstrated the ability to deploy our technology to partner laboratories such as cancer centers, for the development of test assays based on our technology platform. We believe that this capability will be important in accelerating adoption of our platform and the performance of our testing in certain countries. We are conducting studies in various jurisdictions and have started efforts to secure reimbursement in several countries. As these studies progress and we near commercial opportunities there, we are seeking to establish in-country laboratories and direct sales organizations.
In May 2018, we formed and capitalized a joint venture, Guardant Health AMEA, Inc., with SoftBank, which we refer to as the Joint Venture or Guardant AMEA, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe and to accelerate commercialization of our products in Asia, the Middle East and Africa. In February 2021, an affiliate of Guardant AMEA, submitted an application to Japan's Ministry of Health, Labour and Welfare, or the MHLW, for regulatory approval of Guardant360 CDx. In December 2021, MHLW granted regulatory approval of Guardant360 CDx as a companion diagnostic for identifying patients with metastatic NSCLC who may benefit from treatment with LUMAKRAS™ (sotorasib). In March 2022, MHLW granted regulatory approval of Guardant360® CDx in patients with advanced solid tumors. MHLW also approved Guardant360 CDx as a companion diagnostic to identify patients with microsatellite instability-high (MSI-High) solid tumors who may benefit from Keytruda® (pembrolizumab) and patients with MSI-High advanced colorectal cancer who may benefit from Opdivo® (nivolumab). In February 2022, we received CAP accreditation for our laboratory in Japan where we expect to commence processing samples following receipt of additional certification for processing In Vitro Diagnostic, or IVD, samples and reimbursement approval.
As part of our international expansion and to obtain full control over operations throughout the Asia, Middle East and Africa region, in November 2021, we exercised our call right contained in the joint venture agreement with SoftBank to purchase all of the shares held by SoftBank and its affiliates in consideration for the payment of the aggregate purchase price to be determined based on an independent third-party valuation. Upon our exercise of the call right in November 2021, SoftBank no longer had the option to exercise its put right. In June 2022, we purchased all of the shares held by SoftBank and its affiliates in consideration for a cash payment of the aggregate purchase price of $177.8 million, as determined by an independent valuation firm, which resulted in $99.8 million of fair value adjustments to the noncontrolling interest liability for the year ended December 31, 2022.
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
In preparation for wider commercialization in the European Union, or the EU, we obtained a CE mark for our Guardant360 CDx, Guardant360 LDT, and Guardant Reveal tests. In December 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our industry-leading digital sequencing platform became available at the VHIO testing facility in Spain. In October 2021, we signed a partnership agreement with The Royal Marsden NHS Foundation Trust, a premier cancer center within the United Kingdom for patient care, research and teaching of all types of cancer. We expect these partnerships will lead to the establishment of our testing services at the partner laboratories, using our digital sequencing technology, as well as generation of clinical and economic evidence to support commissioning in other areas of Europe.

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
We have provided testing services to patients covered by commercial payers with many cancer types and indications, some of the time as a non-participating provider through 2022. We received reimbursement for tests across the spectrum of these patients, though for amounts that on average were significantly lower than for participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, subject to statue of limitations.
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
Government payers
Medicare coverage is limited to items and services that are within the scope of a Medicare benefit category that are reasonable and necessary for the diagnosis or treatment of an illness or injury. National coverage determinations are made through an evidence-based process by the CMS, with opportunities for public participation. Medicare’s National Coverage Determination, or NCD, for Next Generation Sequencing, or NGS, provides coverage for molecular diagnostic tests such as our Guardant360 CDx test, if, among other criteria, such tests are offered within their FDA-approved companion diagnostic labeling.

In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Under Medicare, payment for laboratory tests like ours is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS were required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests” (ADLTs)), commercial payer payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which is used to establish revised Medicare CLFS reimbursement rates for the test. We are subject to reporting requirements under PAMA and the Medicare rate for our tests will be calculated based on our private payer rates. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which delayed the next data reporting period by one year and prevented any reduction in payment amounts from commercial payer rate implementation in 2022. On November 2, 2022, CMS published its final rule for the Medicare Physician Fee Schedule for calendar year (CY) 2023, including changes for clinical laboratories that take effect on January 1, 2023. Changes include updated regulatory definitions to specify the data collection period for the data reporting period of January 1, 2023 through March 31, 2023; revisions to indicate that data reporting is required every 3 years beginning January 2023; and to confirm that for CY 2022, payment may not be reduced by more than 0% as compared to CY 2021, and for CYs 2023 through 2025, payment may not be reduced by more than 15% as compared to the amount established for the preceding year. On December 29, 2022, Congress passed the Consolidated Appropriations Act, 2023, which prevented any reduction in payment amounts from commercial payor rate implementation for 2023; delayed by one year data reporting requirements for tests other than ADLTs; and extended the three-year period in which payment may not be reduced by more than 15%, to CYs 2024 through 2026.
Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a PLA code was issued for our Guardant360 CDx test with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare has started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will apply until December 2023. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, has conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021.
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
Operations
We currently perform our tests in our laboratories located in Redwood City, California, and San Diego, California. Our Redwood City laboratory is CAP-accredited, CLIA-certified, NYSDOH-permitted, and licensed in California, Florida, Maryland, Pennsylvania and Rhode Island, and also achieved ISO15189 accreditation. Our San Diego laboratory is CAP-accredited and CLIA-certified. In addition, our Palo Alto, California laboratory is currently operated as a center for our research and technology development. In February 2022, we received CAP accreditation for our laboratory in Japan where we expect to commence processing samples following receipt of additional certification for processing IVD samples and reimbursement approval.
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
Supply chain
We utilize industry leading vendors for our supply chain. Most reagents and materials are sourced from a limited number of vendors and would require qualification to transition to a different vendor. To mitigate risk, we employ a multi-month, multi-lot safety stock strategy to ensure an uninterrupted supply of reagent and materials to our laboratories. In the event that a latent defect is identified, the lot of material in use is expected to be timely quarantined and changed for a new lot that has been previously qualified and released for use. The experience with our vendors has provided us confidence in their ability to produce consistent and quality instrumentation, reagents and materials.
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
Competition
Growing understanding of the importance of biomarkers linked with therapy selection, response and early screening is leading to more companies offering services in genomic profiling. The promise of liquid biopsy testing is also leading to more companies attempting to enter the space and compete with us. Our main competition is from diagnostic companies with products and services to profile genes in cancers based on either single-marker or comprehensive genomic profile testing, based on next-generation sequencing in either blood or tissue.
Our competitors within the liquid biopsy space for therapy selection include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018; Roche Molecular Systems, Inc., Thermo Fisher Scientific, Inc., Illumina, Inc., Qiagen N.V., Invitae Corporation, Caris Life Science, Tempus Labs, Inc., and Agilent Technologies, Inc. In addition, NeoGenomics Laboratories, Inc., Natera, Inc., and Exact Sciences Corp., among others, are our competitors in minimal residual disease testing. Additionally, our competitors in the early screening testing space include GRAIL, Inc., Exact Sciences Corp., Freenome Holdings, Inc., Delfi Diagnostics and InterVenn Biosciences.

Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., as well as companies such as Myriad Genetics, Inc., and most if not all of the competitors within the liquid biopsy space for therapy selection, that sell molecular diagnostic tests for cancer to physicians and have or may develop tests that compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
In addition to developing kits, certain diagnostic companies also provide next-generation sequencing platforms that could be used for liquid biopsy testing. These include Illumina, Inc., Thermo Fisher Scientific Inc., Pacific Biosciences of California, Inc., Ultima Genomics, Inc., Oxford Nanopore Technologies Limited, and other companies developing next-generation sequencing platforms that are sold directly to biopharmaceutical companies, clinical laboratories and research centers. While many of the applications for these platforms are focused on research and development applications, each of these companies has launched and could continue to commercialize products focused on the clinical oncology market. These tests could include FDA-approved diagnostic kits, which can be sold to the clients who have purchased their platforms.
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
Regulatory framework for medical devices in the United States
Pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or the FDCA, the FDA has jurisdiction over medical devices, which are defined to include, among other things, IVDs. The FDA regulates, among other things, the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, advertising and promotion activities, sales, distribution and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.
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
In addition, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintain a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible.

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

Research use only or investigational use only devices
Some of our products are currently available for research use only, or RUO, or for investigational use only, or IUO, depending on the proposed application. An RUO device is an IVD that is in the laboratory research phase of development. RUO devices must bear prominent labeling stating: “For Research Use Only. Not for use in diagnostic procedures.” An IUO device is an IVD that in the product testing phase of development. An IUO device must bear prominent labeling stating: “For Investigational Use Only. The performance characteristics of this product have not been established.” Neither RUO or IUO devices may be used in clinical practice, and such devices cannot be advertised or promoted for clinical or diagnostic purposes. Devices that are intended for RUO or IUO and are properly labeled as RUO or IUO are exempt from compliance with many FDA requirements discussed above, including the approval or clearance and QSR requirements. A device labeled RUO or IUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDCA and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO or IUO device, including how the device is marketed, when determining its intended use.
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
Our Guardant 360 CDx test has been approved by the FDA for use as a companion diagnostic to identify NSCLC and breast cancer patients who may respond to certain therapies marketed by our biopharmaceutical customers.
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
Other foreign regulations
In February 2021, Guardant Health Japan, an affiliate of Guardant AMEA, submitted an application to the MHLW, for regulatory approval of Guardant360 CDx. In December 2021, the MHLW granted regulatory approval of Guardant360 CDx in patients with advanced solid cancers. The Guardant360 CDx test was also granted approval as a companion diagnostic to identify patients with microsatellite instability-high (MSI-High) solid tumors who may benefit from Keytruda® (pembrolizumab) and patients with MSI-High advanced colorectal cancer who may benefit from Opdivo® (nivolumab). The MHLW additionally granted regulatory approval of the Guardant360 CDx liquid biopsy test as a companion diagnostic for identifying patients with metastatic NSCL cancer who may benefit from treatment with LUMAKRASTM (sotorasib), a KRAS G12C inhibitor developed and manufactured by Amgen.

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
In addition, the Physician Payments Sunshine Act imposes, among other things, reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians (as defined by the statute) and their immediate family members. Manufacturers must submit reports by the 90th day of each calendar year. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe that we are currently exempt from these reporting requirements.

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
In January 2022, we received a civil investigative demand, or CID, from the United States Attorney for the Northern District of California in connection with an investigation under the False Claims Act. The CID requests information and documents regarding billing government-funded programs for our panel of genetic tests known as Guardant360. We are fully cooperating with the investigation. At this time, we are unable to predict the outcome of this investigation. See “Commitments and Contingencies – Legal Proceedings” in this Annual Report on Form 10-K for more information.
Data Privacy and Security
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Cybersecurity
In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding study participants in connection with clinical studies, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security precautions, encryption of critical data, and management of third party risk. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our data security practices. In addition, we maintain insurance that includes cybersecurity coverage.
Our cybersecurity program is led by a team of cybersecurity professionals. The program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Our cybersecurity team reports to the full Board of Directors annually on information security and cybersecurity matters, or as needed. Our Nominating and Corporate Governance Committee, which is comprised of several members from our Board of Directors, has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively. Five members from our Board of Directors have cybersecurity experience, including AmirAli Talasaz, Vijaya Gadde, Meghan Joyce, Samir Kaul and Myrtle Potter.
Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken.
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
Employees and Human Capital
Our Employees and Commitment to Diversity, Equity and Inclusion
As of December 31, 2022, we had 1,793 full-time employees, of which approximately 1,685 are in the U.S., with the remainder in Asia, Europe and Canada. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries, and we have never experienced any employment-related work stoppages. We also track voluntary and involuntary turnover rates, conduct frequent employee engagement surveys, and consider relations with our employees to be good.
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
We are proud to employ a diverse workforce that, as of December 31, 2022, was 57% racially/ethnically diverse and 55% female. For leadership positions across the company, which is defined as director level and above, 34% self-identified as racially/ethnically diverse and 40% self-identified as women. As of December 31, 2022, women held 50% of the independent director seats on our Board.

Culture, Compensation and Benefits
We strive to recruit, hire and retain a talented and diverse team of people who align with our values. Our employees are supported with training and development opportunities to pursue their career paths and ensure compliance with our policies. Our compensation and benefits team strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. In order to ensure that we are meeting our human capital objectives, we regularly utilize employee engagement surveys to understand the effectiveness of our employee development and compensation programs and where we can improve across the company. We also regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure they are competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent, as well as fair and equitable across our workforce with respect to gender, race and other personal characteristics.
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
We have incurred significant losses since our inception. For the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $654.6 million, $384.8 million and $246.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1.7 billion. To date, we have financed our operations principally from the sale of stock or convertible securities, and revenue from precision oncology testing and our development services. We have devoted substantially all of our resources to the development and commercialization of our current products and to research and development activities related to our future products, including clinical and regulatory initiatives to obtain marketing approval and sales and marketing activities. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
We believe our commercial success is dependent upon our ability to continue to successfully market and sell our current and future products, to continue to expand our current relationships and develop new relationships with clinicians and biopharmaceutical customers and to develop and commercialize new products. Our ability to achieve and maintain sufficient commercial market acceptance of our existing and future products will depend on a number of factors, including:
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
Additionally, it is difficult to predict the amount we are able to collect for our tests from commercial payers. We receive reimbursement for our tests from several commercial payers for whom we are not a participating provider. Because we are not contracted with these payers, they determine the amount they are willing to reimburse us for tests. We have provided testing services to patients with many cancer types and indications, some of the time as a non-participating provider through 2022. When we have received payment as a non-participating provider, the amounts, on average, were significantly lower than for participating providers. Even when these payers have paid a claim, they may elect at any time to review previously paid claims for overpayment against these claims. In the event of an overpayment determination, the payer may offset the amount they determine they overpaid against amounts they owe us on current claims. We have limited leverage to dispute these retroactive adjustments and we cannot predict when, or how often, a payer might engage in these reviews. A significant amount of these offsets by one or more payers in any given quarter could have a material effect on our results of operations and cause them to fall below expectations or guidance we may provide. Our efforts to become a participating provider of a number of commercial payers may not be successful. Even when we have obtained positive coverage decisions for our tests from commercial payers and entered into agreements with them, such agreements typically are standard form contracts and may allow payers to terminate coverage on short notice, impose significant obligations on us and create additional regulatory and compliance hurdles for us.
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
Our ability to execute our growth strategy and become profitable is highly dependent on the continued adoption and use of our tests, which accounted for almost all of our revenue in the years ended December 31, 2022, 2021 and 2020. Continued adoption and use of our tests will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that supports the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many biopharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for biopharmaceutical companies to switch diagnostic tests for their products, and our tests may not be widely accepted by biopharmaceutical companies, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, results of operations and financial condition would be materially and adversely affected. We cannot assure that our tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business and results of operations.

If our products do not meet the expectations of patients and our customers, our operating results, reputation and business could suffer.
Our success depends on the market’s confidence that we can provide reliable, high-quality precision oncology products that will improve clinical outcomes, lower healthcare costs and enable better biopharmaceutical development. We believe that patients, clinicians and biopharmaceutical companies are likely to be particularly sensitive to product defects and errors in the use of our products, including if our products fail to detect genomic alterations with high accuracy from samples or if we fail to list or inaccurately include certain treatment options and available clinical studies in our test reports, and there can be no guarantee that our products will meet their expectations. Furthermore, if our competitors’ products do not perform to expectations, it may result in lower confidence in our tests as well. As a result, the failure of our products to perform as expected could significantly impair our operating results and our reputation. In addition, we may be subject to legal claims arising from any defects or errors in our products.
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
Biopharmaceutical customers collaborate with us for analysis of whole blood or plasma samples for multiple applications primarily to support clinical studies, including patient identification, companion diagnostics and retrospective testing. In the years ended December 31, 2022, 2021 and 2020, revenue from our top five biopharmaceutical customers, including their affiliated entities, accounted for 18%, 18% and 27% of our total revenue, respectively. The revenue attributable to our biopharmaceutical customers may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue. Adverse speculation about our existing or potential relationships with biopharmaceutical companies may be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and business.

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
In September 2018, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for NSCLC patients. In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. Revenue from clinical tests for patients covered by Medicare represented approximately 45%, 45% and 42% of our precision oncology revenue from clinical customers for the years ended December 31, 2022, 2021 and 2020, respectively. Revenue attributable to Medicare accounted for more than 10% of our total revenue in each of the years ended December 31, 2022, 2021 and 2020. In addition, pursuant to CMS regulations, we cannot bill Medicare directly for tests provided for Medicare beneficiaries in some situations. CMS adopted an exception to its laboratory date of service regulation, and if certain conditions are met, molecular testing laboratories such as us can rely on that exception to bill Medicare directly, instead of seeking payment from the hospital. If this exception is repealed or curtailed by CMS, or its laboratory date of service regulation is otherwise changed to adversely impact our ability to bill Medicare directly, our revenue could be materially reduced.
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
Growing understanding of the importance of biomarkers linked with therapy selection, response and early screening is leading to more companies offering services in genomic profiling. The promise of biopsy testing is also leading to more companies attempting to enter the space and compete with us. Over the last year, that has included new and accelerated development programs by a number of potential competitors, and increasing levels of merger and acquisition activity by both existing and new competitors. Currently, our main competition is from diagnostic companies with products and services to profile genes in cancers based on either single-marker or comprehensive genomic profile testing, based on next-generation sequencing in either blood or tissue. This may change over the next few years as a result of new competitors entering through investment and acquisition activity.
Our competitors within the liquid biopsy space for therapy selection include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018; Roche Molecular Systems, Inc., Thermo Fisher Scientific, Inc., Illumina, Inc., Qiagen N.V., Invitae Corporation, Caris Life Science, Tempus Labs, Inc., and Agilent Technologies, Inc. In addition, NeoGenomics Laboratories, Inc., Natera, Inc., Exact Sciences Corp., among others, are our competitors in minimal residual disease testing. Additionally, our competitors in the early screening testing space include GRAIL, Inc., Exact Sciences Corp., Freenome Holdings, Inc., Delfi Diagnostics and InterVenn Biosciences.
Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., as well as companies such as Foundation Medicine, Inc., Myriad Genetics, Inc., and most if not all of the competitors within the liquid biopsy space for therapy selection, that sell molecular diagnostic tests for cancer to physicians and have or may develop tests that compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
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
In addition to developing kits, certain diagnostic companies also provide next-generation sequencing platforms that could be used for liquid biopsy testing. These include Illumina, Inc., Thermo Fisher Scientific Inc., Pacific Biosciences of California, Inc., Ultima Genomics, Inc., Oxford Nanopore Technologies Limited, and other companies developing next-generation sequencing platforms that are sold directly to biopharmaceutical companies, clinical laboratories and research centers. While many of the applications for these platforms are focused on research and development applications, each of these companies has launched and could continue to commercialize products focused on the clinical oncology market. These tests could include FDA-approved diagnostic kits, which can be sold to the clients who have purchased their platforms.
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
The precision oncology industry is subject to rapid change, which could make our current products and any future products we may develop, obsolete.
Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product introductions and enhancements and evolving industry standards, all of which could make our current and future products obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of molecular information. We must continuously enhance our platform and develop new products to keep pace with evolving standards of care. If we do not update our product offerings to reflect new scientific knowledge about cancer biology, information about new cancer therapies or relevant clinical studies, our products could become obsolete and sales of our current products and any new products we may develop could decline or fail to grow as expected.
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
Outside the United States, we established Guardant AMEA for sales of our products throughout Asia, the Middle East and Africa. If the sales and marketing efforts for our products in those regions are not successful, our business would be materially and adversely affected. In other territories, such as Europe, we sell our tests primarily through distributor relationships or direct contracts with hospitals. Locating, qualifying, engaging and maintaining relationships with distribution partners and hospitals with local industry experience and knowledge will be necessary to effectively market and sell our products outside the United States. We may not be successful in finding, attracting and retaining distribution partners or local hospitals, or we may not be able to enter into such arrangements on favorable terms. Sales practices utilized by any such parties that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our international sales and marketing efforts are not successful, we may not achieve market acceptance for our products outside the United States, which would materially and adversely impact our business.
We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or promptly transition to alternative suppliers.
We rely on a limited number of suppliers or, in some cases, sole suppliers, including Illumina Inc., or Illumina, for certain sequencers, reagents, blood tubes and other equipment, instruments and materials that we use in our laboratory operations. An interruption in our laboratory operations could occur if we encounter delays or difficulties in securing these laboratory equipment, instruments or materials, and if we cannot then obtain an acceptable substitute. Any such interruption could significantly and adversely affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of the sequencers and as the sole provider of maintenance and repair services for these sequencers. Any disruption in operations of Illumina or other sole or limited suppliers or termination or suspension of our relationships with them could materially and adversely impact our supply chain and laboratory operations and thus our ability to conduct our business and generate revenue. These limited or sole suppliers could engage in diverse types of businesses, including selling products or providing services in competition with us, and there can be no assurance that we can continue to receive required equipment, instruments or materials from them.
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

We have experienced significant reduction in access to our customers, including restrictions on our ability to market and distribute our tests and to collect samples. Our partners, vendors, suppliers and customers have similarly had their operations altered or temporarily suspended. Due to impacts and measures resulting from the COVID-19 pandemic, we have experienced and could continue to experience unpredictable reductions in the demand for our tests as healthcare customers divert medical resources and priorities toward the treatment of the virus. Our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical studies to advance their product development pipelines, for which our tests could be utilized. To the extent the COVID-19 pandemic continues to cause severe disruption, vendors of equipment and reagents for our operations could also reduce productions or even go out of business, resulting in supply constraints for us. For example, movement of supplies has been significantly curtailed worldwide, which has caused supply shortages for certain of our major suppliers. Disruptions caused by the COVID-19 pandemic have adversely affected the quantity and quality of certain sequencers, reagents, blood tubes and other similar materials that are critical to our commercial and research and development programs. We currently have a limited amount of stock of these components. Failure in the future to secure sufficient supply of critical components could materially and adversely affect our ability to manufacture or supply marketed products and product candidates or complete our ongoing research and development programs on the timelines previously established. Our ability to enroll suitable patients in clinical studies has also been negatively impacted and could continue to be adversely affected by the COVID-19 pandemic.
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
We currently derive the majority of our revenue from tests performed at a single laboratory facility located in Redwood City, California. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for our laboratory operations. The inability to perform our tests or to reduce the backlog that could develop if our facility is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or enable a third party to practice our proprietary technology, particularly in light of licensure and accreditation requirements. Even if we are able to find a third party with such qualifications to perform our tests, the parties may be unable to agree on commercially reasonable terms.
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
We currently have limited international operations, but our business strategy incorporates potentially significant international expansion, including through Guardant AMEA, which we formed to accelerate the commercialization of our products in Asia, the Middle East and Africa.

We plan to maintain distributor and partner relationships, to conduct physician and patient association outreach activities, to extend laboratory capabilities and to expand payer relationships, outside of the United States. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us, our distributors, or our local partners to obtain regulatory approvals or certifications for the use of our products in various countries;
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
•public health or similar issues, such as epidemics or pandemics, that could cause business disruption for our offices in Japan and Singapore, and make it more difficult to sell our tests in the affected countries or regions, and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
We could be adversely affected by violations of the FCPA and other anti-bribery laws.
We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage, as a result of our international customers. Our reliance on independent distributors to sell our tests internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the medical device and biopharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, cause us to incur significant costs and expenses, including legal fees, and result in a material adverse effect on our business, prospects, financial condition and results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

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

Under Medicare, payment for laboratory tests like ours is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS are generally required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”, or ADLT), commercial payer payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which is used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We are subject to reporting requirements under PAMA and the Medicare rate for our tests will be calculated in the future based on our private payer rates. For clinical diagnostic laboratory tests furnished on or after January 1, 2018, their Medicare CLFS reimbursement rates are established upon these reported private payer rates. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which delayed by one year the next data reporting period and prevented any reduction in payment amounts from commercial payer rate implementation in 2022. On November 2, 2022, CMS published its final rule for the Medicare Physician Fee Schedule for calendar year (CY) 2023, including changes for clinical laboratories that take effect on January 1, 2023. Changes include updated regulatory definitions to specify the data collection period for the data reporting period of January 1, 2023 through March 31, 2023; revisions to indicate that data reporting is required every 3 years beginning January 2023; and to confirm that for CY 2022, payment may not be reduced by more than 0% as compared to CY 2021, and for CYs 2023 through 2025, payment may not be reduced by more than 15% as compared to the amount established for the preceding year. On December 29, 2022, Congress passed the Consolidated Appropriations Act, 2023, which prevented any reduction in payment amounts from commercial payor rate implementation for 2023; delayed by one year data reporting requirements for tests other than ADLTs; and extended the three-year period in which payment may not be reduced by more than 15%, to CYs 2024 through 2026. If we are unable to obtain and maintain favorable reimbursement rates from commercial payers for our tests, this may adversely affect the tests’ Medicare reimbursement rates. It is unclear what impact new Medicare pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations or cash flows.
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
Interim, "topline" and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies or clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data at time of disclosure. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical and clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, such as the FDA, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business.
If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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
A significant change in the laws or policies governing RUO or IUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only,” or the RUO/IUO Guidance, which highlights the FDA’s interpretation that distribution of RUO or IUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as an LDT is in conflict with the RUO or IUO status. The RUO/IUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, is in conflict with RUO or IUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO or IUO status held by any of our products so labeled, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO or IUO products in a manner that is inconsistent with its RUO/IUO Guidance, we may be forced to stop distribution of our RUO/IUO tests until we are in compliance, which would reduce our revenue, increase our costs and adversely affect our business, and results of operations.
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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our current or future products under development. For example, on February 23, 2022, the FDA issued a proposed rule to amend the Quality System Regulation, or QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization, or ISO, standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose increased costs of compliance, or otherwise negatively affect our business. Additionally, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices similar to ours, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain marketing authorization or otherwise create competition that may negatively affect our business.
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
Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Other regulatory authorities may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We are subject to the Clinical Laboratory Improvement Amendments, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. Any testing subject to CLIA regulation must be performed in a CLIA certified laboratory. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as commercial payers, for our tests. We have a current CLIA certification to perform our tests at our laboratory in Redwood City, California. To maintain this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time.
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
Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including suspension, limitation or revocation of our CLIA certification and/or state licenses, imposition of a directed plan of action, on-site monitoring, civil monetary penalties, criminal sanctions, inability to receive reimbursement from Medicare, Medicaid and commercial payers, as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing clinical laboratory licensure or our failure to renew our CLIA certification, a state or foreign license or accreditation, could have a material adverse effect on our business, financial condition and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and kits, medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to (i) payments and other transfers of value to physicians (as defined by statute), certain other health care professionals such as physician assistants and nurse practitioners, and teaching hospitals, and (ii) ownership and investment interests in such manufacturers held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;
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
In addition, the coding procedure used by third-party payers to identify various procedures, including our test, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payers usually require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology, or the CPT code. CPT coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. The CPT code set is maintained by the American Medical Association, or AMA. In cases where there is not a specific CPT code to describe a test, such as Guardant360 test, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act, or PAMA authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes or PLA, to facilitate implementation of this section of PAMA. In addition, CMS maintains the Healthcare Common Procedure Coding System, or HCPCS, and may assign unique level II HCPCS code to tests that are not already described by a unique CPT code. New CPT codes are issued annually and new HCPCS codes are issued as frequently as quarterly. Payers’ acceptance of the new code could be delayed, and transition to the new code could result in a decrease in reimbursement for our tests, both of which could potentially reduce revenue from commercial and government payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier was issued in August 2020. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which, Medicare paid us at the lowest available commercial rate from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare has started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will apply until December 2023. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, or MAC, responsible for administering Medicare’s Molecular Diagnostic Services Program, or MolDX, conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received for a test differs from the revenue recorded for the test. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated.

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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken.
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
Our collection, use and disclosure of personal information, including patient and employee information, is subject to privacy and security laws and regulations, and our actual or perceived failure to comply with those laws and regulations or to adequately secure the information in our possession could result in significant liability or reputational harm.
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

Numerous federal, state and foreign laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable information and protected health information, or PHI, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA; state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; and European and other foreign data protection laws. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
HIPAA establishes a set of national privacy and security standards for the protection of PHI, by health plans, certain healthcare providers that submit certain covered transactions electronically and healthcare clearinghouses, or ‘‘covered entities,’’ and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. We are a covered entity under HIPAA and therefore must comply with its requirements to protect the privacy and security of health information and must provide individuals with certain rights with respect to their health information. If we engage a business associate to help us carry out healthcare activities and functions, we must have a written business associate contract or other arrangement with the business associate that establishes specifically what the business associate has been engaged to do and requires the business associate to comply with certain safeguards and other requirements under HIPAA.
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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Laws in all 50 states require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, and creating new data privacy and security laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, or CCPA went into effect on January 1, 2020, and creates certain data privacy rights for California residents. The CCPA increases the privacy and security obligations of entities handling certain personal information, and provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect in January 2023, and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut, and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients, and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, or personally identifiable information along with increased demands for enhanced data security infrastructure, could greatly increase our costs of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional risks.
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

In addition, the interpretation and application of consumer, health-related, and data protection laws, especially with respect to genetic samples and data, in the United States, European Economic Area, or EEA, and elsewhere are often uncertain, contradictory, and in flux. We operate or may operate in a number of countries outside of the United States whose laws may in some cases be more stringent than the requirements in the United States. For example, EEA member states have specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the United States where our laboratory resides. In addition, some countries have stricter consumer notice and/or consent requirements relating to personal data collection, use or sharing, more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights. Moreover, international privacy and data security regulations may become more complex and have greater consequences. For instance, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for the processing of personal data of persons within the EEA. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR imposes strict data protection compliance requirements including: providing detailed disclosures about how personal data is collected and processed; demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Failure to comply with the GDPR and other applicable privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition and results of operations.
European data protection law also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, in July 2020, the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We have made acquisitions of businesses, technologies and assets and may pursue additional acquisitions in the future. We also may pursue strategic alliances and additional joint ventures that leverage our industry experience to expand our product offerings or distribution. We have limited experience with acquisitions and forming strategic partnerships. We compete for those opportunities with others including our competitors, some of which have greater financial or operational resources than we do. We may not be able to identify suitable acquisition candidates or strategic partners, we may have inadequate access to information or insufficient time to complete due diligence, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Difficulties in assimilating acquired businesses include redeployment or loss of key employees and their severance, combination of teams and processes in various functional areas, reorganization or closures of facilities, relocation or disposition of excess equipment, and increased litigation, regulatory and compliance risks, any of which could be expensive and time consuming and adversely affect us. Integration of an acquired business also may disrupt our ongoing operations and require management resources that we would otherwise focus on developing our existing business. In addition, any acquisition could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We may also experience losses related to investments in other companies, which could have a material negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.
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
As a result of adverse geopolitical and macroeconomic developments, including economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions and there has been increasing uncertainty about economic stability. If the equity and credit markets remain depressed or further deteriorate as a result of this global uncertainty, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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
Changes in tax laws or regulations could harm our financial condition and results of operations.
Changes in tax laws or regulations, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations. For example, the Biden administration and members of Congress have proposed, and future U.S. presidential administrations may propose, various U.S. federal tax law changes, which if enacted could have a material impact on our business operations and financial performance. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws, including as a result of the base erosion and profit shifting, or BEPS, project that is being led by the Organization for Economic Co-operation and Development, or OECD, and other initiatives led by the OECD or the European Commission. Due to the expanding scale of our international business activities, these types of changes to the taxation of our activities could increase the amount of taxes imposed on our business. Any of these outcomes could harm our financial position and results of operations.
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
Our success depends on the skills, experience and performance of key members of our senior management team, including Helmy Eltoukhy and AmirAli Talasaz, our Co-Chief Executive Officers. The individual and collective efforts of these employees will be important as we continue to develop our platform and additional products, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers signed offer letters when first joining our company, but do not have employment agreements, and we cannot guarantee their retention for any period of time. We do not maintain “key person” insurance on any of our employees.
Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our headquarters in Palo Alto, California. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, we may have difficulties locating, recruiting or retaining qualified sales representatives and business development managers. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
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

Cyberattacks, security breaches, loss of data and other disruptions in relation to our information technology systems, as well as those of our third-party service providers, could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.
In the ordinary course of our business, we collect and store sensitive data, including PHI and other personal information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by us or other parties such as customers and payers. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. We also communicate sensitive data, including patient data, through phone, Internet, facsimile, multiple third-party vendors and their subcontractors. We depend on information technology systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting and our GuardantConnect software platform. Our information technology systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation and general administrative activities. Our information technology systems store a wide variety of information critical to our business, including research and development information, patient data, commercial information and business and financial information. We face a number of risks related to protecting this critical information, including loss of access, inappropriate use or disclosure, unauthorized access, inappropriate modification and our being unable to adequately monitor, audit or modify our controls over such critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf.
Cyberattacks, security breaches, computer viruses, malware and other incidents could cause misappropriation, loss or other unauthorized disclosure of confidential data, materials or information, including those concerning our customers and employees. Increasingly complex methods have been used in cyberattacks, including ransomware, phishing, structured query language injections, social engineering schemes, and distributed denial-of-service attacks. A cyberattack can also be in the form of unauthorized access or a blocking of authorized access. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology systems and those of our third-party providers, strategic partners and other contractors, subcontractors or consultants are also vulnerable to attack and damage or interruption from telecommunications or network failures, natural disasters. employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. As a result of the COVID-19 pandemic, and continued hybrid working environment, we and our third party service providers and partners may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security risks or threats in the future.
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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use, modification or disclosure, no security measures can be perfect. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. For example, in the past year, we identified security incidents involving an unauthorized actor obtaining access to our email system and sending phishing messages. Despite the precautionary measures we have taken in response to such incidents and to prevent other unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from performing our comprehensive genomic analysis, preparing and providing reports to pathologists and oncologists, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, the information stored on our information technology systems could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal, state or foreign laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. Notice of breaches is required to be made to affected individuals, the Secretary of the HHS or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures and an enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee we can protect all data from breach. We continue to prioritize security and the development of practices and controls to protect our systems. As cyber threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, and these efforts may not be successful.
We have contingency plans and insurance coverage for certain potential claims, liabilities, and costs relating to security incidents that may arise from our business or operations; however, the coverage may not be sufficient to cover all claims, liabilities, and costs arising from the incidents, including fines and penalties. It could be difficult to predict the ultimate resolution of any such incidents or to estimate the amounts or ranges of potential loss, if any, that could result therefrom. If we cannot successfully resolve a security incident or contain any potential loss, it could materially impact our ability to operate our business as well as our results of operations and financial position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Palo Alto, California, where we lease approximately 249,500 square feet of office space. The lease for the Palo Alto office was entered into in July 2020 and has a term of 12 years with an option to renew the lease term for an additional 10 years. We also have approximately 200,000 combined square feet of additional office space in Redwood City, California, and San Diego, California, and these leases currently have expiration dates ranging from 2025 to 2029. Our CAP-accredited and CLIA-certified laboratories are located in these two facilities, where testing for both clinical and biopharmaceutical customers is performed. We also maintain domestic leased office spaces in Spring, Texas, and Seattle, Washington, and international leased office spaces in Japan and Singapore. While we believe our existing facilities are adequate to meet our current requirements, we expect to expand our facilities as our operations grow over time. We believe we will be able to obtain such additional space on acceptable and commercially reasonable terms.
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
Holders of record
As of February 17, 2023, there were 37 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.
Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, or the 2023 Proxy Statement.

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
The following generally compares our results of operations for the years ended December 31, 2022 and 2021. A detailed discussion comparing our results of operations for the years ended December 31, 2021 and 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through the use of our proprietary tests, vast data sets and advanced analytics. We believe our tests can transform cancer care by unlocking insights that will help patients at all stages of the disease, including at its earliest stages, when it’s most treatable. For patients with advanced-stage cancer, we have commercially launched Guardant360 LDT and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. We have also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging.
We also collaborate with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantOMNI blood test for advanced-stage cancer, and the GuardantINFINITY blood test, launched in September 2022, which is a next-generation smart liquid biopsy that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development. Using data collected from our tests, we have also developed our GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
In May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In addition, in December 2022, we announced positive results from ECLIPSE, an over 20,000 patient registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults. We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay.
We currently perform our tests in our laboratories located in Redwood City, California, and San Diego, California. Our Redwood City laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. Our San Diego laboratory is CAP-accredited and CLIA-certified. In addition, our Palo Alto, California laboratory is currently operated as a center for our research and technology development. In February 2022, we received CAP accreditation for our laboratory in Japan where we expect to commence processing samples following receipt of additional certification for processing In Vitro Diagnostic, or IVD, samples and reimbursement approval.

We generated total revenue of $449.5 million, $373.7 million and $286.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. We also incurred net losses of $654.6 million, $384.8 million and $246.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. In June 2020, we completed an underwritten public offering of a total of 4,312,500 shares of our common stock, through which we received net proceeds of $354.6 million after deducting underwriting discounts and commissions and offering expenses payable by us. In November 2020, we issued our convertible senior notes with an aggregate principal amount of $1.15 billion. As of December 31, 2022, we had cash, cash equivalents and marketable debt securities of approximately $1.0 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 45%, 45% and 42% of our precision oncology revenue from clinical customers for the years ended December 31, 2022, 2021 and 2020, respectively.

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

•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced positive results from ECLIPSE, an over 20,000 patient registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, we plan to complete our premarket approval submission to the FDA in the first quarter of 2023. In addition, to evaluate the performance of our investigational, next-generation Shield assay in detecting lung cancer in high-risk individuals ages 50-80, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. The study is anticipated to run in approximately 100 centers in the United States and Europe. We are continuing to enroll more patients for these on-going studies, and have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through distributor relationships, direct contracts with hospitals or partnerships with research organizations. In May 2018, we formed and capitalized a joint venture, Guardant Health AMEA, Inc., with SoftBank, which we refer to as the Joint Venture or Guardant AMEA, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe, and to accelerate commercialization of our products in Asia, the Middle East and Africa. In November 2021, we exercised our call right contained in the joint venture agreement with SoftBank to purchase all of the shares held by SoftBank and its affiliates in consideration for the payment of the aggregate purchase price to be determined based on an independent third-party valuation. Upon our exercise of the call right in November 2021, SoftBank no longer had the option to exercise its put right. In June 2022, we purchased all of the shares held by SoftBank and its affiliates in consideration for a cash payment of the aggregate purchase price of $177.8 million, as determined by an independent valuation firm, which resulted in $99.8 million of fair value adjustments to the noncontrolling interest liability for the year ended December 31, 2022. Upon completion of the transaction, we obtained full control over operations throughout the Asia, Middle East and Africa region.
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
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through December 31, 2022, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext and Guardant Reveal clinical testing performed for qualifying patients. Revenue from clinical tests for patients covered by Medicare represented approximately 45%, 45% and 42% of our precision oncology revenue from clinical customers for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Costs and operating expenses
Cost of precision oncology testing. Cost of precision oncology testing generally consists of cost of materials, including inventory write-downs; cost of labor, including employee benefits, bonus, and stock-based compensation; equipment and infrastructure expenses associated with processing test samples, such as sample accessioning, library preparation, sequencing, and quality control analyses; freight; curation of test results for physicians; phlebotomy; and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, depreciation of leasehold improvements and information technology costs. Costs associated with performing our tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to the tests. While we do not believe the technologies underlying the third-party licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors.
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
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, fair value adjustments of marketable equity securities, impairment of other assets, non-recurring payments due and received in relation to the settlement of license and patent disputes, net of credit losses, and the relief fund grant from the Department of Health and Human Services, or HHS, under the U.S. Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Provision for income tax
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
Our tax positions are subject to income tax audits. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in its tax provision. We evaluate uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Year Ended December 31,
	2022	2021

	(in thousands)
Revenue:
Precision oncology testing	$392,049	$304,312
Development services and other	57,489	69,341
Total revenue	449,538	373,653
Costs and operating expenses:
Cost of precision oncology testing(1)	148,199	110,396
Cost of development services and other	8,126	12,516
Research and development expense(1)	373,807	263,221
Sales and marketing expense(1)	299,828	191,881
General and administrative expense(1)	163,956	206,640
Total costs and operating expenses	993,916	784,654
Loss from operations	(544,378)	(411,001)
Interest income	6,069	3,930
Interest expense	(2,577)	(2,577)
Other income (expense), net	(12,778)	25,178
Fair value adjustments of noncontrolling interest liability	(99,785)	—
Loss before provision for income taxes	(653,449)	(384,470)
Provision for income taxes	1,139	300
Net loss	$(654,588)	$(384,770)
(1)Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Cost of precision oncology testing	$5,498	$3,468
Research and development expense	26,630	18,907
Sales and marketing expense	25,442	15,479
General and administrative expense	37,115	113,595
Total stock-based compensation expense	$94,685	$151,449

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Precision oncology testing	$392,049	$304,312	$87,737	29%
Development services and other	57,489	69,341	(11,852)	(17)%
Total revenue	$449,538	$373,653	$75,885	20%
Total revenue was $449.5 million for the year ended December 31, 2022, compared to $373.7 million for the year ended December 31, 2021, an increase of $75.9 million, or 20%.
Precision oncology testing revenue increased to $392.0 million for the year ended December 31, 2022, from $304.3 million for the year ended December 31, 2021, an increase of $87.7 million, or 29%.
Precision oncology revenue from tests for clinical customers was $298.1 million for the year ended December 31, 2022, up 26% from $236.4 million for the year ended December 31, 2021. This increase in clinical testing revenue was driven primarily by an increase in sample volume related to our Guardant360 CDx and Guardant360 LDT tests, and revenue from products launched in 2021, including Guardant Reveal, Guardant360 Response and Guardant 360 TissueNext. Total tests for clinical customers increased to approximately 124,800 for year ended December 31, 2022, from approximately 87,600 for the year ended December 31, 2021.
Precision oncology revenue from tests for biopharmaceutical customers was $94.0 million for the year ended December 31, 2022, and $67.9 million for the year ended December 31, 2021, respectively. This increase in revenue was primarily due to an increase in sample volume, including our GuardantINFINITY test launched in 2022. Total tests for biopharmaceutical customers increased to approximately 26,000 for the year ended December 31, 2022, from approximately 18,600 for the year ended December 31, 2021, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.
Development services and other revenue decreased to $57.5 million for the year ended December 31, 2022, from $69.3 million for the year ended December 31, 2021, a decrease of $11.9 million, or 17%. This decrease in development services and other revenue was primarily due to the change in collaboration projects with biopharmaceutical customers for companion diagnostic development and regulatory approval services, and discontinuation of our Guardant-19 tests in August 2021, partially offset by revenues earned from licensing our technologies, and providing data services during the year ended December 31, 2022.
Cost of Revenue

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of precision oncology testing	$148,199	$110,396	$37,803	34%
Cost of development services and other	8,126	12,516	(4,390)	(35)%
Total cost of revenue	$156,325	$122,912	$33,413	27%
Total cost of revenue was $156.3 million for the year ended December 31, 2022, compared to $122.9 million for the year ended December 31, 2021, an increase of $33.4 million, or 27%.
Cost of precision oncology testing was $148.2 million for the year ended December 31, 2022, compared to $110.4 million for the year ended December 31, 2021, an increase of $37.8 million, or 34%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes, resulting in a $16.7 million increase in material costs, a $11.2 million increase in production labor and overhead costs, and a $10.0 million increase in other costs, including costs related to kits, freight and curation of test results for physicians.

Cost of development services and other was $8.1 million for the year ended December 31, 2022, compared to $12.5 million for the year ended December 31, 2021, a decrease of $4.4 million, or 35%. This decrease in cost of development services and other was primarily due to a decrease in labor and material costs, related to the discontinuation of our Guardant-19 tests in August 2021, and the change in companion diagnostic development and regulatory approval service contracts, partially offset by costs associated with providing screening testing services and licensing our technologies.
Operating Expenses
Research and development expense

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Research and development	$373,807	$263,221	$110,586	42%
Research and development expenses were $373.8 million for the year ended December 31, 2022, compared to $263.2 million for the year ended December 31, 2021, an increase of $110.6 million, or 42%. This increase in research and development expense was primarily related to continued investment in the development of our technologies and products, and our clinical studies, resulting in an increase of $48.8 million in outside service fees, an increase of $36.4 million in personnel-related costs for employees in our research and development group, including a $7.7 million increase in stock-based compensation, an increase of $25.3 million related to allocated facilities and information technology infrastructure costs, an increase of $5.2 million in post-acquisition related contingent consideration, and an increase of $4.1 million in depreciation and amortization, partially offset by a decrease of $11.5 million in material costs.
Sales and marketing expense

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing	$299,828	$191,881	$107,947	56%
Selling and marketing expenses were $299.8 million for the year ended December 31, 2022, compared to $191.9 million for the year ended December 31, 2021, an increase of $107.9 million, or 56%. This increase was primarily related to commercial infrastructure buildout and marketing activities to support existing products and new product launch, resulting in an increase of $74.0 million in personnel-related costs, including a $10.0 million increase in stock-based compensation, an increase of $14.2 million related to marketing activities, an increase of $9.8 million in office administrative costs, and an increase of $9.4 million related to allocated facilities and information technology infrastructure costs.
General and administrative expense

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
General and administrative	$163,956	$206,640	$(42,684)	(21)%
General and administrative expenses were $164.0 million for the year ended December 31, 2022, compared to $206.6 million for the year ended December 31, 2021, a decrease of $42.7 million, or 21%. This decrease was primarily due to a decrease of $76.5 million in stock-based compensation, as the market-based restricted stock units issued to our Co-Chief Executive Officers were fully expensed as of June 2022, partially offset by an increase of $17.6 million in professional service expenses related to outside legal, accounting, consulting and IT services, an increase of $7.1 million in personnel costs, in line with our business expansion, and an increase of $5.5 million related to allocated facilities and information technology infrastructure costs.

Interest income

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Interest income	$6,069	$3,930	$2,139	54%
Interest income was $6.1 million for the year ended December 31, 2022, compared to $3.9 million for the year ended December 31, 2021, an increase of $2.1 million, or 54%, primarily due to higher U.S. treasury interest rates, partially offset by a decrease in cash and cash equivalents and marketable debt securities balances.
Interest expense

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$(2,577)	$(2,577)	$—	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the years ended December 31, 2022, and 2021.
Other income (expense), net

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$(12,778)	$25,178	$(37,956)	*
*    Not meaningful
For the year ended December 31, 2022, other income (expense), net was primarily related to $7.8 million of unrealized loss recorded for our marketable equity securities, and $5.3 million of impairment for the rights to purchase one of our non-marketable security investees. For the year ended December 31, 2021, other income (expense), net primarily included $25.0 million related to the one-time payment pursuant to a settlement and license agreement entered into in December 2021.
Fair value adjustments of noncontrolling interest liability

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Fair value adjustments of noncontrolling interest liability	$(99,785)	$—	$(99,785)	*
*    Not meaningful
Fair value adjustments of noncontrolling interest liability for the year ended December 31, 2022 was made as a result of the Joint Venture Acquisition completed in June 2022.
Provision for income taxes

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$1,139	$300	$839	280%
The change in the provision for income taxes between the years ended December 31, 2022 and 2021 was insignificant.

Quarterly results of operations
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the 24-month period ended December 31, 2022.  The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States of America and on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our results of operations. This data should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for the full year or any future period.

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$113,797	$102,054	$92,062	$84,136	$88,707	$79,272	$72,604	$63,729
Development services and other	13,094	15,350	17,082	11,963	19,401	15,507	19,497	14,936
Total revenue	126,891	117,404	109,144	96,099	108,108	94,779	92,101	78,665
Costs and operating expenses:
Cost of precision oncology testing	43,706	39,434	34,375	30,684	32,254	29,665	24,887	23,590
Cost of development services and other	3,415	1,062	2,352	1,297	1,168	1,151	5,040	5,157
Research and development expense	106,578	100,017	85,455	81,757	73,021	70,968	63,724	55,508
Sales and marketing expense	81,423	80,370	73,603	64,432	59,599	50,228	47,716	34,338
General and administrative expense	37,888	41,121	43,680	41,267	40,274	50,055	48,376	67,935
Total costs and operating expenses	273,010	262,004	239,465	219,437	206,316	202,067	189,743	186,528
Loss from operations	(146,119)	(144,600)	(130,321)	(123,338)	(98,208)	(107,288)	(97,642)	(107,863)
Interest income	2,150	1,754	1,387	778	653	689	1,037	1,551
Interest expense	(644)	(644)	(645)	(644)	(643)	(644)	(644)	(646)
Other income (expense), net	5,281	(18,389)	378	(48)	25,898	(187)	(243)	(290)
Fair value adjustments of noncontrolling interest liability	—	—	(99,785)	—	—	—	—	—
Loss before provision for income taxes	(139,332)	(161,879)	(228,986)	(123,252)	(72,300)	(107,430)	(97,492)	(107,248)
Provision for (benefit from) income taxes	602	115	446	(24)	11	96	83	110
Net loss	(139,934)	(161,994)	(229,432)	(123,228)	(72,311)	(107,526)	(97,575)	(107,358)
Adjustment of redeemable noncontrolling interest	—	—	—	—	(18,600)	—	—	(2,300)
Net loss attributable to Guardant Health, Inc. common stockholders	$(139,934)	$(161,994)	$(229,432)	$(123,228)	$(90,911)	$(107,526)	$(97,575)	$(109,658)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(1.36)	$(1.58)	$(2.25)	$(1.21)	$(0.89)	$(1.06)	$(0.96)	$(1.09)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	102,516	102,289	102,047	101,853	101,697	101,420	101,172	100,955

Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of December 31, 2022, we had an accumulated deficit of $1.7 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of December 31, 2022, we had cash and cash equivalents of $141.6 million and marketable debt securities of $869.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable debt securities consisting of United States treasury securities that can be immediately liquid.
Based on our current business plan, we believe our current cash, cash equivalents and marketable debt securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Annual Report on Form 10-K. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As revenue from precision oncology testing and development services and other is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued liabilities, which could impact our working capital balances.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(309,463)	$(209,017)
Net cash provided by (used in) investing activities	149,816	(63,155)
Net cash used in financing activities	(189,093)	(66,824)

Operating activities
Cash used in operating activities during the year ended December 31, 2022 was $309.5 million, which resulted from a net loss of $654.6 million, partially offset by non-cash charges of $283.6 million and net change in our operating assets and liabilities of $61.6 million. Non-cash charges primarily consisted of $99.8 million of fair value adjustments of noncontrolling interest liability in connection with the Joint Venture Acquisition, $94.7 million of stock-based compensation, $36.0 million of depreciation and amortization, $28.6 million of non-cash operating lease costs, $7.8 million of unrealized losses on marketable equity securities, $5.3 million of impairment on the rights to purchase one of our non-marketable security investees, $4.6 million of amortization of premium on marketable debt security investments, $4.3 million of revaluation adjustments to contingent consideration, and $2.6 million of amortization of debt issuance costs. The net change in our operating assets and liabilities was primarily the result of a $60.3 million increase in accounts payable and accrued liabilities, primarily due to increase in purchases of goods and services, increased personnel and increase in accrued and other liabilities, a $20.4 million decrease in prepaid expenses and other current assets, primarily driven by a $25.0 million one-time payment pursuant to a settlement and license agreement entered into in December 2021, a $11.7 million decrease in other assets, and a $9.9 million increase in deferred revenue primarily due to upfront payments from international laboratory partners, partially offset by a $20.9 million increase in inventory, net due to forecasted higher testing volumes, and increased inventory level to offset potential disruption in supply chain, and a $20.2 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Cash used in operating activities during the year ended December 31, 2021 was $209.0 million, which resulted from a net loss of $384.8 million and net change in our operating assets and liabilities of $40.5 million, partially offset by non-cash charges of $216.2 million. Non-cash charges primarily consisted of $151.4 million of stock-based compensation, $24.7 million of non-cash operating lease costs, $22.3 million of depreciation and amortization, $12.8 million of amortization of premium on investment, $2.6 million of amortization of debt issuance costs, and $2.4 million of revaluation adjustments to contingent consideration. The net change in our operating assets and liabilities was primarily the result of a $44.4 million increase in accounts receivables driven by increased sales to clinical and biopharmaceutical customers, and royalty revenues earned pursuant to a settlement and license agreement entered into in December 2021, a $35.8 million increase in prepaid expenses and other current assets, primarily driven by a $25.0 million one-time payment pursuant the above-mentioned settlement and license agreement, a $8.0 million increase in inventory, net due to higher testing volumes, and a $4.2 million increase in other assets, partially offset by a $34.8 million increase in accounts payable and accrued liabilities, primarily due to increase in purchases of goods and services, increased personnel and increase in accrued and other liabilities, a $14.2 million payment of operating lease liabilities net of receipt of tenant improvement allowance, and a $2.8 million increase in deferred revenue.
Investing activities
Cash provided by investing activities during the year ended December 31, 2022 was $149.8 million, which resulted primarily from maturities of marketable debt securities of $555.0 million, partially offset by purchases of marketable debt securities of $303.8 million, purchases of property and equipment of $77.5 million, and purchases of non-marketable equity and other related assets of $24.0 million.
Cash used in investing activities during the year ended December 31, 2021 was $63.2 million, which resulted primarily from purchases of marketable debt securities of $900.8 million, purchases of property and equipment of $75.0 million, and purchases of non-marketable equity and other related investments of $39.4 million, partially offset by maturities of marketable debt securities of $952.1 million.
Financing activities
Cash used in financing activities during the year ended December 31, 2022 was $189.1 million, which was primarily due to consideration payment for the Joint Venture Acquisition of $177.8 million, payment for the tender offer in connection with the Joint Venture Acquisition and acquisition related costs of $14.2 million, and taxes paid related to net share settlement of restricted stock units of $7.9 million, partially offset by proceeds of $9.3 million from issuances of common stock under our employee stock purchase plan, and proceeds of $2.6 million from exercise of stock options.
Cash used in financing activities during the year ended December 31, 2021 was $66.8 million, which was primarily due to taxes paid related to net share settlement of restricted stock units of $83.8 million, partially offset by proceeds of $9.8 million from issuances of common stock under our employee stock purchase plan, and proceeds of $8.1 million from exercise of stock options.

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
Revenue recognition
We derive revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing services include genomic profiling and the delivery of other genomic information derived from our platform. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing our technologies, and kit fulfillment. We currently receive payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
Revenues are recognized when control of services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. FASB ASC Topic 606, Revenue from Contracts with Customers, provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
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
We collaborate with biopharmaceutical companies in the development of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our testing panels. Under these collaborations, we generate revenue from achievement of milestones, as well as provision of on-going support. For the companion diagnostic development and regulatory approval services performed, we are compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and other developmental milestone payments. The transaction price of these contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, we consider our historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than us. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is assessed and updated at each reporting period as a revision to the estimated transaction price.
We recognize companion diagnostic development and regulatory approval services revenue over the period in which biopharmaceutical research and development services are provided. Specifically, we recognize revenue using an input method to measure progress, utilizing costs incurred to-date relative to total expected costs as its measure of progress. We assess the changes to the total expected cost estimates as well as any incremental fees negotiated resulting from changes to the scope of the original contract in determining the revenue recognition at each reporting period. For development of new products or services under these arrangements, costs incurred before technological feasibility is reached are included as research and development expenses in our consolidated statements of operations, while costs incurred thereafter are recorded as cost of development services and other.
We also recognize revenue from other development services, in addition to companion diagnostic development and regulatory approval services noted above, such as clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect, and GuardantINFORM. These revenues are generally recognized over time based on an input method to measure progress in the period when the associated services have been performed.
In addition, other revenue includes amounts derived from licensing our digital sequencing technologies to our domestic customers and international laboratory partners, and kit fulfillment. For the licensed technology, we are compensated through royalty-based payments, non-refundable upfront payments, guaranteed minimum payments, and/or sample milestone payments. Depending on the nature of the technology licensing arrangements, and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur, when the technology transfer is complete, or during the technology transfer period. Kit fulfillment related revenues are recognized when such products are delivered.

Contracts with multiple performance obligations
Contracts with biopharmaceutical customers and international laboratory partners may include multiple distinct performance obligations, such as provision of precision oncology testing, the above-mentioned development services, and digital sequencing technology licensing, among others. We evaluate the terms and conditions included within our contracts with biopharmaceutical customers and international laboratory partners to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations that should be accounted for separately versus together. We first identify material promises, in contrast to immaterial promises or administrative tasks, under the contract, and then evaluate whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, we consider whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party as well as the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, we consider whether we provide a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
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
In May 2018, we and an affiliate of SoftBank formed and capitalized the Joint Venture for the sale, marketing and distribution of our tests generally outside the Americas and Europe. The Joint Venture was deemed to be a VIE and we were identified as the primary beneficiary of the VIE. Consequently, we had consolidated the financial position, results of operations and cash flows of the Joint Venture in our financial statements and all intercompany balances had been eliminated in consolidation.

Prior to November 2021, the noncontrolling interest held by SoftBank contained embedded put-call redemption features that were not solely within our control and had been classified outside of permanent equity in the consolidated balance sheets. The noncontrolling interest was considered probable of becoming redeemable as SoftBank had the option to exercise its put right to sell its equity ownership in the Joint Venture to us on or after the seventh anniversary of the formation of the Joint Venture, on each subsequent anniversary of the IPO and under certain other circumstances. We elected to recognize the changes in redemption value immediately as they occur as if the put-call redemption feature were exercisable at the end of the reporting period. In November 2021, we exercised our call right contained in the joint venture agreement with SoftBank to purchase all of the shares held by SoftBank and its affiliates in consideration for the payment of the aggregate purchase price to be determined based on an independent third-party valuation. Upon our exercise of the call right in November 2021, SoftBank no longer had the option to exercise its put right. In connection with exercising the call right, we reclassified $78.0 million from redeemable noncontrolling interest to noncontrolling interest liability. In June 2022, we purchased all of the shares held by SoftBank and its affiliates in consideration for a cash payment of the aggregate purchase price of $177.8 million, which resulted in $99.8 million of fair value adjustments to the noncontrolling interest liability for the year ended December 31, 2022.
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
We estimate the fair value of stock options granted under the 2012 Stock Plan, the 2018 Incentive Award Plan, and under the former Guardant Health AMEA, Inc.'s 2020 Equity Incentive Plan for the Joint Venture (see Note 12, Stock-Based Compensation), and stock purchase rights granted under our 2018 Employee Stock Purchase Plan on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions used to calculate the fair value of our stock options were:
Fair Value of Common Stock
The fair value of our common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market. The board of directors of the Joint Venture determined the fair value of common stock of the Joint Venture. The grant date fair value of the Joint Venture’s common stock was determined using valuation methodologies which utilizes certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. In determining the fair value of the Joint Venture’s common stock, the methodologies used to estimate the enterprise value of the Joint Venture were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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
Black-Scholes Assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model, including the Joint Venture, were as follows for stock option granted to our employees, directors and nonemployees for the periods presented:

Year Ended December 31,
	2022	2021	2020

Expected term (in years)	5.50 – 6.10	5.49 – 6.06	5.50 – 6.10
Expected volatility	63.3% – 67.6%	63.6% – 66.7%	63.6% – 73.3%
Risk-free interest rate	1.9% – 4.4%	0.3% – 1.3%	0.3% – 1.6%
Expected dividend yield	—%	—%	—%
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
Not applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable debt securities and our indebtedness. As of December 31, 2022, we had cash and cash equivalents of $141.6 million held primarily in cash deposits and money market funds. Our marketable debt securities are held in U.S. government debt securities. As of December 31, 2022, we had short-term marketable debt securities of $869.6 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of December 31, 2022, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $4.2 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $4.2 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through December 31, 2022, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of December 31, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
Guardant Health, Inc.
Index to Consolidated Financial Statements
As of December 31, 2022 and 2021, and
For the Years Ended December 31, 2022, 2021 and 2020
The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption “Quarterly Results of Operations”, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guardant Health, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
For the year ended December 31, 2022, revenue recognized from Precision Oncology was $392.0 million. As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from the performance of precision oncology tests for clinical customers upon delivery of test results to the ordering physician. As most precision oncology tests requested by customers are sold based on a physician requisition form without further written terms and conditions, the Company determined an implied contract exists with its patients and estimates variable consideration to be received for these services. Management estimates variable consideration based on historical payment data from third-party payers and patients adjusted for known and forecasted changes in payment patterns and subject to a constraint such that revenue recognized is not expected to be reversed.

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
San Mateo, California
February 23, 2023

Guardant Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$141,647	$492,202
Short-term marketable debt securities	869,584	440,546
Accounts receivable, net	97,256	97,652
Inventory, net	51,598	30,674
Prepaid expenses and other current assets, net	31,509	53,052
Total current assets	1,191,594	1,114,126
Long-term marketable debt securities	—	698,034
Property and equipment, net	167,920	124,461
Right-of-use assets, net	174,001	189,443
Intangible assets, net	11,727	14,207
Goodwill	3,290	3,290
Other assets, net	61,453	60,938
Total Assets(1)	$1,609,985	$2,204,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	175,817	105,361
Noncontrolling interest liability	—	78,000
Deferred revenue	17,403	11,326
Total current liabilities	193,220	194,687
Convertible senior notes, net	1,137,391	1,134,821
Long-term operating lease liabilities	210,015	226,053
Other long-term liabilities	9,179	3,933
Total Liabilities(1)	1,549,805	1,559,494
Commitments and contingencies (Note 10)

	As of December 31,
	2022	2021

Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of December 31, 2022 and 2021; 102,619,383 and 101,767,446 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	1,742,114	1,657,593
Accumulated other comprehensive loss	(19,522)	(4,764)
Accumulated deficit	(1,662,413)	(1,007,825)
Total Stockholders’ Equity	60,180	645,005
Total Liabilities and Stockholders’ Equity	$1,609,985	$2,204,499
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

Guardant Health, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Revenue:
Precision oncology testing	$392,049	$304,312	$236,324
Development services and other	57,489	69,341	50,406
Total revenue	449,538	373,653	286,730
Costs and operating expenses:
Cost of precision oncology testing	148,199	110,396	74,769
Cost of development services and other	8,126	12,516	17,766
Research and development expense	373,807	263,221	149,862
Sales and marketing expense	299,828	191,881	106,513
General and administrative expense	163,956	206,640	192,770
Total costs and operating expenses	993,916	784,654	541,680
Loss from operations	(544,378)	(411,001)	(254,950)
Interest income	6,069	3,930	10,171
Interest expense	(2,577)	(2,577)	(4,766)
Other income (expense), net	(12,778)	25,178	3,641
Fair value adjustments of noncontrolling interest liability	(99,785)	—	—
Loss before provision for income taxes	(653,449)	(384,470)	(245,904)
Provision for income taxes	1,139	300	379
Net loss	(654,588)	(384,770)	(246,283)
Adjustment of redeemable noncontrolling interest	—	(20,900)	(7,500)
Net loss attributable to Guardant Health, Inc. common stockholders	$(654,588)	$(405,670)	$(253,783)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(6.41)	$(4.00)	$(2.60)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	102,178	101,314	97,504
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(654,588)	$(384,770)	$(246,283)
Other comprehensive (loss) income, net of tax impact:
Unrealized (loss) gain on available-for-sale securities	(13,158)	(5,769)	1,131
Foreign currency translation adjustments	(1,600)	(1,692)	455
Other comprehensive (loss) income	(14,758)	(7,461)	1,586
Comprehensive loss	$(669,346)	$(392,231)	$(244,697)
Comprehensive loss attributable to redeemable noncontrolling interest	—	(20,900)	(7,500)
Comprehensive loss attributable to Guardant Health, Inc.	$(669,346)	$(413,131)	$(252,197)
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount

Balance as of January 1, 2020	$49,600	94,261,414	$1	$1,150,090	$1,111	$(352,809)	$798,393
Issuance of common stock upon follow-on offering, net of offering costs of $1,130	—	4,312,500	—	354,600	—	—	354,600
Equity component of convertible senior notes, net	—	—	—	330,403	—	—	330,403
Purchase of convertible senior note hedges	—	—	—	(90,045)	—	—	(90,045)
Issuance of common stock upon exercise of stock options	—	1,446,843	—	9,528	—	—	9,528
Vesting of restricted stock units	—	97,188	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	52	—	—	52
Common stock issued under employee stock purchase plan	—	96,040	—	7,095	—	—	7,095
Taxes paid related to net share settlement of restricted stock units	—	—	—	(3,447)	—	—	(3,447)
Stock-based compensation	—	—	—	144,113	—	—	144,113
Adjustment of redeemable noncontrolling interest	7,500	—	—	—	—	(7,500)	(7,500)
Other comprehensive gain, net of tax impact	—	—	—	—	1,586	—	1,586
Net loss	—	—	—	—	—	(246,283)	(246,283)
Balance as of December 31, 2020	57,100	100,213,985	1	1,902,389	2,697	(606,592)	1,298,495
Cumulative effect adjustment for ASU 2020-06 adoption	—	—	—	(330,403)	—	4,437	(325,966)
Issuance of common stock upon exercise of stock options	—	693,074	—	8,112	—	—	8,112
Vesting of restricted stock units	—	750,160	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	52	—	—	52
Common stock issued under employee stock purchase plan	—	110,227	—	9,753	—	—	9,753
Taxes paid related to net share settlement of restricted stock units	—	—	—	(83,759)	—	—	(83,759)
Stock-based compensation	—	—	—	151,449	—	—	151,449
Adjustment of redeemable noncontrolling interest	20,900	—	—	—	—	(20,900)	(20,900)
Reclassification of redeemable noncontrolling interest to noncontrolling interest liability	(78,000)	—	—	—	—	—	—
Other comprehensive loss, net of tax impact	—	—	—	—	(7,461)	—	(7,461)
Net loss	—	—	—	—	—	(384,770)	(384,770)
Balance as of December 31, 2021	—	101,767,446	1	1,657,593	(4,764)	(1,007,825)	645,005
Issuance of common stock upon exercise of stock options	—	228,311	—	2,625	—	—	2,625
Vesting of restricted stock units	—	315,673	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	8	—	—	8
Common stock issued under employee stock purchase plan	—	307,953	—	9,316	—	—	9,316
Taxes paid related to net share settlement of restricted stock units	—	—	—	(7,878)	—	—	(7,878)
Stock-based compensation	—	—	—	94,685	—	—	94,685
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	—	(14,235)	—	—	(14,235)
Other comprehensive loss	—	—	—	—	(14,758)	—	(14,758)
Net loss	—	—	—	—	—	(654,588)	(654,588)
Balance as of December 31, 2022	$—	102,619,383	$1	$1,742,114	$(19,522)	$(1,662,413)	$60,180

The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020

OPERATING ACTIVITIES:
Net loss	$(654,588)	$(384,770)	$(246,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,962	22,271	16,065
Non-cash operating lease costs	28,585	24,661	5,567
Charge of in-process research and development costs with no alternative future use	—	—	8,500
Re-valuation of contingent consideration	4,305	2,380	(120)
Non-cash stock-based compensation	94,685	151,449	144,113
Amortization of debt discount and debt issuance costs	2,569	2,564	4,729
Amortization of premium (discount) on marketable debt securities	4,595	12,849	4,016
Unrealized losses on marketable equity securities	7,793	—	—
Impairment of other assets	5,261	—	—
Fair value adjustments of noncontrolling interest liability	99,785	—	—
Credit loss adjustment and others	21	47	7,151
Changes in operating assets and liabilities:
Accounts receivable, net	375	(44,353)	(5,463)
Inventory, net	(20,926)	(7,957)	(7,535)
Prepaid expenses and other current assets, net	20,444	(35,753)	(6,077)
Other assets, net	11,698	(4,182)	(19,326)
Accounts payable and accrued liabilities	60,328	34,796	505
Operating lease liabilities	(20,228)	14,205	(6,042)
Deferred revenue	9,873	2,776	(3,727)
Net cash used in operating activities	(309,463)	(209,017)	(103,927)
INVESTING ACTIVITIES:
Purchase of marketable debt securities	(303,757)	(900,808)	(1,125,575)
Maturity of marketable debt securities	555,000	952,110	562,548
Purchase of non-marketable equity securities and other related assets	(23,966)	(39,422)	—
Purchase of property and equipment	(77,461)	(75,035)	(36,173)
Purchase of intangible assets and capitalized license obligations	—	—	(17,886)
Net cash provided by (used in) investing activities	149,816	(63,155)	(617,086)
FINANCING ACTIVITIES:
Payments made on finance lease obligations	(71)	(146)	(174)
Proceeds from issuance of common stock under employee stock purchase plan	9,316	9,753	7,095
Proceeds from issuance of common stock upon exercise of stock options	2,625	8,112	9,528
Taxes paid related to net share settlement of restricted stock units	(7,878)	(83,759)	(3,447)
Joint Venture Acquisition	(177,785)	—	—
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	(14,235)	—	—
Payment of contingent consideration	(1,065)	—	—
Proceeds from public offerings of common stock	—	—	355,730
Payment of offering costs related to public offerings of common stock	—	—	(1,130)

	Year Ended December 31,
	2022	2021	2020

Proceeds from borrowings on convertible senior notes, net	—	—	1,132,750
Payment of offering costs related to borrowings on convertible senior notes	—	(784)	—
Purchase of convertible note hedges	—	—	(90,045)
Net cash (used in) provided by financing activities	(189,093)	(66,824)	1,410,307
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,600)	(1,693)	455
Net (decrease) increase in cash, cash equivalents and restricted cash	(350,340)	(340,689)	689,749
Cash, cash equivalents and restricted cash – Beginning of period	492,288	832,977	143,228
Cash, cash equivalents and restricted cash – End of period	$141,948	$492,288	$832,977
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$4,073	$171,382	$13,123
Cash paid for income taxes	$1,331	$393	$331
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$8,291	$8,892	$1,986
Property and equipment acquired under finance leases	$—	$238	$47
Vesting of common stock exercised early	$8	$52	$52
Reclassification of redeemable noncontrolling interest to noncontrolling interest liability	$—	$78,000	$—
Debt issuance costs included in accounts payable and accrued liabilities	$—	$—	$784
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on helping conquer cancer globally through the use of its proprietary tests, vast data sets and advanced analytics. The Company believes its tests can transform cancer care by unlocking insights that will help patients at all stages of the disease, including at its earliest stages, when it’s most treatable. For patients with advanced stage cancer, the Company has commercially launched Guardant360 LDT and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. The Company has also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging.
The Company also collaborates with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantOMNI blood test for advanced-stage cancer, and the GuardantINFINITY blood test, launched in September 2022, which is a next-generation smart liquid biopsy that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development. Using data collected from its tests, the Company has also developed its GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
In May 2022, the Company launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In addition, in December 2022, the Company announced positive results from ECLIPSE, an over 20,000 patient registrational study evaluating the performance of its Shield blood test for detecting colorectal cancer in average-risk adults. The Company also expects to expand into lung and multi-cancer screening with its investigational, next-generation Shield assay.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California. In May 2018, the Company formed and capitalized Guardant Health AMEA, Inc., or the Joint Venture, in the United States with an affiliate of SoftBank Vision Fund (AIV M1) L.P., or SoftBank. Under the terms of the joint venture agreement, the Company held approximately 50% ownership and controlling interest in the Joint Venture. In June 2022, the Company completed the purchase of all of the shares of the Joint Venture, or the Joint Venture Acquisition, held by SoftBank and its affiliates, and issued a tender offer to purchase the Joint Venture's Class B common stock issued and issuable upon exercise of vested Joint Venture's stock options held by the Joint Venture's employees. Upon completion of the Joint Venture Acquisition and the tender offer, Guardant Health AMEA, Inc. became the Company's wholly owned subsidiary (see Note 3, Joint Venture and Note 12, Stock-Based Compensation).
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The accompanying consolidated financial statements include the accounts of Guardant Health, Inc., its consolidated Joint Venture (see Note 1, Description of Business and Note 3, Joint Venture), and its wholly owned subsidiaries. Other stockholders’ interests in the Joint Venture were shown in the consolidated financial statements as noncontrolling interest liability before the Joint Venture Acquisition was completed. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts were made to conform with the current period presentation.

The Company believes that its existing cash and cash equivalents and marketable debt securities as of December 31, 2022 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
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
The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the impact of any variants of the virus, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for the Company's products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted.
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
Restricted cash consists of payroll withholding related to the Company's enrollment in certain voluntary disability insurance plan. Restricted cash balance was $0.3 million and $0.1 million as of December 31, 2022, and 2021, respectively, which was included in other assets in the accompanying consolidated balance sheets.
Marketable Debt Securities
Marketable debt securities consist primarily of high-grade U.S. government and agency securities and corporate bonds. Marketable debt securities with original maturities at the time of purchase between three and twelve months from balance sheet dates are classified as short-term marketable debt securities and those with maturities over twelve months from balance sheet dates are classified as long-term marketable debt securities. The Company classifies all marketable debt securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive gain (loss) in stockholders’ equity. Any premium or discount arising at purchase is amortized or accreted to interest income or expense.

The Company periodically evaluates its available-for-sale marketable debt securities for impairment. When the fair value of a marketable debt security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income (expense), net on the consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive gain (loss) in stockholders’ equity.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. The Company's non-marketable equity and other related investments totaled $25.0 million and $39.4 million as of December 31, 2022, and 2021, respectively, and are included in other assets, net on the accompanying consolidated balance sheets. Non-marketable securities are subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance of the investee; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. Pursuant to one of the investments in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. In September 2022, the Company decided not to exercise such rights to purchase the investee and recorded an impairment of $5.3 million for the year ended December 31, 2022 based on an independent third-party valuation, which has been included in other income (expense), net on the accompanying consolidated statements of operations. No other impairment or downward adjustments to the carrying value of non-marketable securities have been otherwise recorded. In addition, pursuant to another investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the Company, on or before October 1, 2023. In July 2022, one of the investees completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in the investee at fair value on a recurring basis (see Note 5, Fair Value Measurements, Cash Equivalents and Marketable Securities).
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
The Company is subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the provision of precision oncology services and development services and other, primarily with biopharmaceutical companies and international laboratory partners, all of which have high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded at net amount.

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

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021

Customer A	*	*	10%	12%	*
Customer B	30%	29%	25%	11%	13%
Customer C	*	*	*	*	10%
Customer D	*	*	*	*	13%
*    less than 10%
The Company is also subject to credit risk from its other receivables and other assets. The Company's other receivables and other assets include payments due from a third-party in relation to the settlement of a patent dispute reached in August 2020 for $8.0 million payable over a period of 6 years. In December 2020, 2021 and 2022, the Company received the first, second and third installment payments of $1.0 million, $1.1 million and $1.1 million, respectively. The Company has evaluated and recorded a credit loss for the remaining $4.8 million considering the third-party's credit worthiness and lack of financial history.
The following table presents the receivable and the related credit loss amounts:

	As of December 31,
	2022	2021

	(in thousands)
Prepaid expenses and other current assets:
Gross Amount	$—	$—
Allowance for Credit Losses	—	—
Net Amount	$—	$—
Other assets:
Gross Amount	$4,800	$5,900
Allowance for Credit Losses	(4,800)	(5,900)
Net Amount	$—	$—
The following table summarizes the allowance for credit losses activities for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Prepaid expenses and other current assets:
Allowance for credit losses—Beginning of period	$—	$—	$—
Charged to (reversed from) other income (expense), net	(1,100)	(1,100)	—
Reclassification	1,100	1,100	—
Allowance for credit losses—End of period	$—	$—	$—
Other assets:
Allowance for credit losses—Beginning of period	$5,900	$7,000	$—
Charged to (reversed from) other income (expense), net	—	—	7,000
Reclassification	(1,100)	(1,100)	—
Allowance for credit losses—End of period	$4,800	$5,900	$7,000

Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of December 31, 2022 and 2021, the Company had unbilled receivables of $5.4 million and $5.7 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of December 31, 2022 and 2021, the Company had immaterial allowance for credit losses related to its accounts receivable.
Inventory, Net
Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consisted entirely of supplies, which are consumed when providing tests, and therefore the Company does not maintain any finished goods inventory.
In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for excess or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of precision oncology testing and cost of development services and other, as appropriate.
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
Estimated useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life

Machinery and equipment	5 years
Furniture and fixtures	7 years
Computer hardware and computer software	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of December 31, 2022, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 2—12 years.
Impairment for Long-Lived Assets
The Company evaluates its long-lived assets, including property and equipment, finite-lived intangible assets, and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.
Post-acquisition Contingent Consideration
Post-acquisition contingent consideration is recognized over the service period, subject to meeting the respective service requirements and performance metrics. For the year ended December 31, 2022, the Company recorded post-acquisition contingent consideration expense of $5.2 million in research and development expenses on the accompanying consolidated statement of operations. The Company did not record any post-acquisition contingent consideration expense for the years ended December 31, 2021 and 2020.
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

Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, the Company separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represented a debt discount that was amortized to interest expense using the effective interest method over the term of the notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the notes, the Company allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component were netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component were netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets.
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
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing services include genomic profiling and the delivery of other genomic information derived from the Company’s platform. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing the Company's technologies and kit fulfillment. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
Revenues are recognized when control of services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. FASB ASC Topic 606, Revenue from Contracts with Customers, provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its test to a clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the year ended December 31, 2022, 2021 and 2020, the Company recorded $8.8 million, $19.3 million and $26.0 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to samples processed in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

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
The Company also recognizes revenue from other development services, in addition to companion diagnostic development and regulatory approval services noted above, such as clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. These revenues are generally recognized over time based on an input method to measure progress in the period when the associated services have been performed.
In addition, other revenue includes amounts derived from licensing the Company's digital sequencing technologies to its domestic customers and international laboratory partners, and kit fulfillment. For the licensed technology, the Company is compensated through royalty-based payments, non-refundable upfront payments, guaranteed minimum payments, and/or sample milestone payments. Depending on the nature of the technology licensing arrangements, and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur, when the technology transfer is complete, or over the technology transfer period. Kit fulfillment related revenues are recognized when such products are delivered.

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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company’s performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of December 31, 2022, the deferred revenue balance was $21.2 million, of which $3.8 million is considered long-term and was recorded within other long-term liabilities on the accompanying consolidated balance sheets. As of December 31, 2021, the deferred revenue balance was $11.3 million. Revenue recognized in the year ended December 31, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $7.6 million, and revenue recognized in the year ended December 31, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $8.3 million, respectively.
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
Costs of Precision Oncology Testing
Cost of precision oncology testing generally consists of cost of materials, cost of labor, including bonus, benefit and stock-based compensation, equipment and infrastructure expenses associated with processing test samples (including sample accessioning, library preparation, sequencing, and quality control analyses), freight, curation of test results for physicians, phlebotomy, and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, lease costs, amortization of leasehold improvements, and information technology costs. Costs associated with performing the Company’s tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expense at the time the related revenues are recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the applicable patent rights.

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
Advertising
The Company expenses advertising costs as incurred. The Company incurred advertising costs of $8.9 million, $2.4 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options granted under the 2012 Stock Plan, the 2018 Incentive Award Plan, and the Joint Venture's 2020 Equity Incentive Plan, and stock purchase rights granted under the 2018 Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected volatility, risk-free rate and expected dividend yield. The board of directors of the Joint Venture determined the fair value of common stock of the Joint Venture. Forfeitures are accounted for as they occur.
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
3. Joint Venture
In May 2018, the Company and an affiliate of SoftBank formed and capitalized the Joint Venture for the sale, marketing and distribution of the Company’s tests generally outside the Americas and Europe, and to accelerate commercialization of our products in Asia, the Middle East and Africa.
Under the terms of the joint venture agreement, each party held an approximately 50% ownership interest in the Joint Venture and two seats on the board of the Joint Venture. In June 2020, the board of directors of the Joint Venture authorized the adoption of the Joint Venture’s 2020 Equity Incentive Plan pursuant to which 4,595,555 shares of Class B common stock were reserved for issuance.
Put-call arrangements
The joint venture agreement included a put-call arrangement with respect to the shares of the Joint Venture held by SoftBank and its affiliates. Under certain specified circumstances and on terms specified in the joint venture agreement, including timely written notice, SoftBank had the right to cause the Company to purchase all shares of the Joint Venture held by SoftBank and its affiliates, or the put right, and the Company had a right to purchase all such shares, or the call right.
Additionally, each of the Company and SoftBank may exercise its respective put-call rights for the Company to purchase all shares of the Joint Venture held by SoftBank in the event of (i) certain material disagreements relating to the Joint Venture or its business that may seriously affect the ability of the Joint Venture to perform its obligations under the joint venture agreement or may otherwise seriously impair the ability of the Joint Venture to conduct its business in an effective matter, other than one relating to the Joint Venture’s business plan or to factual matters that may be capable of expert determination; (ii) the effectiveness of the Company’s initial public offering, a change in control of the Company, the seventh anniversary of the formation of the Joint Venture, or each subsequent anniversary of each of the foregoing events; or (iii) a material breach of the joint venture agreement by the other party that goes unremedied within 20 business days. Unless the shares of the Joint Venture are publicly traded and listed on a nationally recognized stock exchange, the purchase price per share of the Joint Venture in these situations would be determined by a third-party valuation firm on the assumption that the sale is on an arm’s-length basis on the date of the put or call notice.
Prior to the completion of the Joint Venture Acquisition in June 2022, the Joint Venture was deemed to be a VIE, and the Company had been identified as the VIE’s primary beneficiary. As the primary beneficiary, the Company had consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances had been eliminated in consolidation. The Company had concluded the Joint Venture did not meet the definition of a business upon consolidation as it lacked the processes required to generate outputs. Upon consolidation no liabilities were assumed and other than cash, any identifiable assets were related to intellectual property rights that the Company transferred to the Joint Venture shortly before it became its primary beneficiary and therefore such transfer was treated as a common control transaction.

Prior to November 2021, the noncontrolling interest held by SoftBank contained embedded put-call redemption features that were not solely within the Company’s control and had been classified outside of permanent equity in the consolidated balance sheets. The put-call feature embedded in the redeemable noncontrolling interest did not require bifurcation as it did not meet the definition of a derivative and was considered to be clearly and closely related to the redeemable noncontrolling interest. The Company elected to recognize the changes in redemption value immediately as they occur as if the put-call redemption feature were exercisable at the end of the reporting period. The carrying value of the redeemable noncontrolling interest was first adjusted for the earnings or losses attributable to the redeemable noncontrolling interest based on the percentage of the economic or ownership interest retained in the consolidated VIE by the noncontrolling parties, and then adjusted to equal to its redemption amount, or the fair value of the noncontrolling interest held by SoftBank, as if the redemption occurred at the end of the reporting date. The adjustment of redeemable noncontrolling interest was recorded as an adjustment to net loss attributable to Guardant Health, Inc. common stockholders in the Company's consolidated statement of operations.
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
In June 2022, the Company purchased all of the shares held by SoftBank and its affiliates in consideration for a cash payment of the aggregate purchase price of $177.8 million, which resulted in $99.8 million of fair value adjustments to the noncontrolling interest liability for the year ended December 31, 2022.
4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	As of December 31,
	2022	2021

	(in thousands)
Machinery and equipment	$95,764	$63,022
Leasehold improvements	99,781	38,702
Computer hardware	29,744	16,685
Construction in progress(1)	20,598	55,873
Furniture and fixtures	8,367	3,683
Computer software	1,797	1,320
Property and equipment, gross	$256,051	$179,285
Less: accumulated depreciation	(88,131)	(54,824)
Property and equipment, net	$167,920	$124,461
(1)    As of December 31, 2022 and 2021, $2.2 million and $45.8 million of construction in progress was related to leasehold improvements, furniture and equipment for the office in Palo Alto, California, respectively. Starting from February 2022, part of the Palo Alto office has been put in service and related construction in progress has been transferred to fixed assets.
Depreciation expense related to property and equipment was $33.4 million, $20.2 million and $14.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2022	2021

	(in thousands)
Accounts payable	$68,911	$38,517
Accrued compensation	55,788	42,496
Operating lease liabilities	21,878	12,856
Others	29,240	11,492
Total accounts payable and accrued liabilities	$175,817	$105,361
5. Fair Value Measurements, Cash Equivalents and Marketable Securities
Financial instruments consist of cash equivalents, marketable securities, accounts receivable, net, prepaid expenses and other current assets, net, and accounts payable and accrued liabilities. Cash equivalents and marketable securities are stated at fair value. Prepaid expenses and other current assets, net, and accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$3,104	$3,104	$—	$—
U.S. government debt securities	14,987	—	14,987	—
Total cash equivalents	$18,091	$3,104	$14,987	$—

U.S. government debt securities	$869,584	$—	$869,584	$—
Total short-term marketable debt securities	$869,584	$—	$869,584	$—

Long-term marketable equity securities	$18,291	$18,291	$—	$—
Total	$905,966	$21,395	$884,571	$—

Financial Liabilities:
Contingent consideration	$6,430	$—	$—	$6,430
Total	$6,430	$—	$—	$6,430

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$357,785	$357,785	$—	$—
Total cash equivalents	$357,785	$357,785	$—	$—

U.S. government debt securities	$440,546	$—	$440,546	$—
Total short-term marketable debt securities	$440,546	$—	$440,546	$—

U.S. government debt securities	$698,034	$—	$698,034	$—
Total long-term marketable debt securities	$698,034	$—	$698,034	$—
Total	$1,496,365	$357,785	$1,138,580	$—

Financial Liabilities:
Contingent consideration	$3,625	$—	$—	$3,625
Total	$3,625	$—	$—	$3,625
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

In July 2022, one of the Company's equity investees completed its IPO, subsequent to which, the Company started to account for the investment at fair value on a recurring basis, and classified the investment within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company is subject to a 2-year lock-up period from the IPO date, during which the Company shall not transfer the investee's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the local securities and exchange commission. As of December 31, 2022 and 2021, the balance of the investment was $18.3 million and $26.1 million, respectively, included in other assets, net, on the accompanying consolidated balance sheets.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of December 31, 2022, the Company recorded contingent consideration liability of $6.4 million, net of payment made in September 2022, of which $4.9 million is considered long-term and was recorded within other long-term liabilities on the accompanying consolidated balance sheets. As of December 31, 2021, the Company recorded contingent consideration liability of $3.6 million within other long-term liabilities on the accompanying consolidated balance sheets.
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
The following tables summarize the activities for the Level 3 financial instruments for the years ended December 31, 2022, 2021 and 2020:

	Contingent Consideration
	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Fair value — beginning of period	$3,625	$1,245	$1,365
Increase (decrease) in fair value	4,305	2,380	(120)
Settlement	(1,500)	—	—
Fair value — end of period	$6,430	$3,625	$1,245

	Noncontrolling Interest Liability		Redeemable Noncontrolling Interest
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2021	2020

	(in thousands)
Fair value — beginning of period	$78,000	$—	$57,100	$49,600
Increase in fair value	99,785	—	27,244	12,934
Net loss for the period	—	—	(6,344)	(5,434)
Settlement	(177,785)	—	—	—
Reclassification of redeemable noncontrolling interest to noncontrolling interest liability	—	78,000	(78,000)	—
Fair value — end of period	$—	$78,000	$—	$57,100

The Company considers the fair value of the Convertible Notes as of December 31, 2022 to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 8, Debt, for additional information related to the fair value of the Convertible Notes.
The following tables summarize the Company’s cash equivalents and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$3,104	$—	$—	$3,104
U.S. government debt securities	901,342	8	(16,779)	884,571
Total	$904,446	$8	$(16,779)	$887,675

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$357,785	$—	$—	$357,785
U.S. government debt securities	1,142,172	2	(3,594)	1,138,580
Total	$1,499,957	$2	$(3,594)	$1,496,365
The following table presents the estimated fair values and gross unrealized losses of the Company's marketable debt securities that have been in a continuous unrealized loss position as of December 31, 2022. None of the Company’s investments in marketable debt securities had been in an unrealized loss position for more than one year as of December 31, 2021.

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(in thousands)
U.S. government debt securities	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
Total	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
There have been no material realized gains or losses on marketable debt securities for the periods presented. The Company determined that it did have the ability and intent to hold all marketable debt securities that have been in a continuous loss position until maturity or recovery and the loss position was temporary due to market volatility, thus there has been no recognition of credit losses in the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded $7.8 million unrealized losses on marketable equity securities for the year ended December 31, 2022, included in other income (expense), net on the accompanying consolidated statement of operations. The Company did not record any unrealized gains or losses on marketable equity securities for the years ended December 31, 2021 and 2020.

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
7. Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of December 31, 2022 and 2021:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(3,579)	$8,307	7.8
Non-compete agreements and other covenant rights	5,100	(2,747)	2,353	2.9
Acquired technology	1,600	(533)	1,067	1.4
Total intangible assets subject to amortization	18,586	(6,859)	11,727
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(6,859)	$15,017

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(2,473)	$9,413	8.8
Non-compete agreements and other covenant rights	5,100	(1,906)	3,194	3.9
Total intangible assets subject to amortization	16,986	(4,379)	12,607
Intangible assets not subject to amortization:
IPR&D	1,600	—	1,600
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(4,379)	$17,497
Amortization of finite-lived intangible assets was $2.5 million, $1.9 million and $1.8 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(in thousands)
2023	2,747
2024	2,219
2025	1,670
2026	1,212
2027	1,107
2028 and thereafter	2,772
Total	$11,727
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
Since the 2027 Notes were not convertible as of December 31, 2022, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(12,609)	(15,179)
Net carrying amount	$1,137,391	$1,134,821
The total estimated fair value of the 2027 Notes was $0.7 billion and $1.2 billion as of December 31, 2022 and 2021, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The following table sets forth interest expense recognized related to the Notes:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Amortization of debt discount	$—	$—	$4,593
Amortization of debt issuance costs	2,569	2,564	136
Total interest expense recognized	$2,569	$2,564	$4,729

Effective interest rate of the liability component	0.2%	0.2%	5.2%
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
Operating lease expense for the year ended December 31, 2022, 2021 and 2020, was $28.6 million, $24.7 million and $5.6 million, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	As of December 31,
	2022	2021

Weighted-average remaining lease term (in years)	9.1	10.0
Weighted-average discount rate	3.93%	4.01%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2022:

Year Ending December 31,
(in thousands)
2023	$30,361
2024	32,856
2025	32,220
2026	27,715
2027	24,479
2028 and thereafter	125,157
Total operating lease payments	$272,788
Less: imputed interest	(40,895)
Total operating lease liabilities	$231,893
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
Royalty expenses were included in cost of precision oncology testing on the accompanying consolidated statements of operations. The Company recognized royalty expenses of $0.7 million, $0.7 million and $1.1 million, or 0.2%, 0.2% and 0.4% of precision oncology testing revenue in each period, for the years ended December 31, 2022, 2021 and 2020, respectively.
Indemnification Agreements
The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of December 31, 2022.
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
In March 2022, Illumina Inc., or Illumina, filed suit in the United States District Court for the District of Delaware against the Company and its Co-Chief Executive Officers, Drs. Helmy Eltoukhy and AmirAli Talasaz, or collectively, the Defendants, alleging that Illumina is the owner of certain of the Company’s patents and patent applications, and that the Defendants allegedly misappropriated Illumina trade secrets. Illumina also alleges that Drs. Eltoukhy and Talasaz breached various Illumina employment contracts, company policies, and implied covenants of good faith and fair dealing as part of their former employment with Illumina prior to starting the Company. Illumina is requesting unspecified compensatory and punitive damages, attorneys’ fees, and specific performance in the form of a declaration of ownership and assignment of intellectual property filed for or obtained by the Defendants that derives from the alleged misuse of Illumina confidential information. The Defendants deny the allegations of misconduct, and have moved to dismiss the complaint, and discovery has been stayed pending resolution of the Company's motion.
False Advertising Dispute
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company's motion to dismiss. The Company and Natera have both moved for summary judgment on various claims and the motions are pending. Trial is scheduled to commence in July 2023.
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
11. Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of December 31, 2022 and 2021, no dividends on the Company’s common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	As of December 31,
	2022	2021
Shares underlying outstanding stock options	3,402,574	2,624,974
Shares underlying unvested restricted stock units	3,687,888	1,498,553
Market-based restricted stock units	2,260,764	2,260,764
Performance-based restricted stock units	341,713	374,596
Shares available for issuance under the 2018 Incentive Award Plan	5,438,296	5,231,624
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,118,311	1,426,264
Total	16,249,546	13,416,775

Follow-on Offering
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

Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan and the 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of January 1, 2020	2,726,225	4,494,889	$10.90	7.7	$306,392
2018 Plan annual increase(1)	3,689,000	—
Granted	(127,590)	127,590	81.78
Exercised	—	(1,446,843)	6.59
Canceled	20,370	(74,455)	12.13
Restricted stock units granted	(823,454)	—
Restricted stock units canceled	103,742	—
Market-based restricted stock units granted	(3,391,148)	—
Performance-based restricted stock units granted	(377,922)	—
Balance as of December 31, 2020	1,819,223	3,101,181	15.80	6.9	350,670
2018 Plan annual increase(1)	3,689,000	—
Granted	(345,774)	345,774	119.82
Exercised	—	(693,074)	11.19
Canceled	65,523	(128,907)	47.51
Restricted stock units granted	(873,916)	—
Restricted stock units canceled	315,988	—
Market-based restricted stock units canceled	558,254	—
Performance-based restricted stock units granted	(52,917)	—
Performance-based restricted stock units canceled	56,243	—
Balance as of December 31, 2021	5,231,624	2,624,974	29.17	6.5	193,014
2018 Plan annual increase(1)	3,689,000	—
Granted	(1,051,466)	1,051,466	44.86
Granted in connection with the Joint Venture Acquisition	(15,128)	15,128	4.90
Exercised	—	(228,311)	6.29
Canceled	56,391	(60,683)	90.84
Restricted stock units granted	(2,995,533)	—
Restricted stock units canceled	490,525	—
Performance-based restricted stock units granted	(26,935)	—
Performance-based restricted stock units canceled	59,818	—
Balance as of December 31, 2022	5,438,296	3,402,574	$34.34	6.8	$39,749
Vested and Exercisable as of December 31, 2022		2,056,695	$19.88	5.2	$38,837
(1)Effective as of January 1, 2020, 2021 and 2022, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $12.2 million, $83.5 million and $120.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The weighted-average grant date fair value of options granted was $28.61, $70.25 and $48.99 per share for the years ended December 31, 2022, 2021 and 2020, respectively.
Future stock-based compensation for unvested options as of December 31, 2022 was $45.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.
On December 31, 2020, the Company modified one of the performance based awards issued to a nonemployee which resulted in reversal of expense of $0.7 million due to options not vested. There was no such modification in 2022 and 2021.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2020	496,131	82.08
Granted	823,454	96.39
Vested and released	(97,188)	81.43
Canceled	(103,742)	79.72
Balance as of December 31, 2020	1,118,655	92.89
Granted	873,916	123.36
Vested and released	(178,030)	92.14
Canceled	(315,988)	97.79
Balance as of December 31, 2021	1,498,553	109.72
Granted	2,902,217	45.04
Granted in connection with the Joint Venture Acquisition	93,316	38.24
Vested and released	(315,673)	96.36
Canceled	(490,525)	90.52
Balance as of December 31, 2022	3,687,888	$60.70
Future stock-based compensation for unvested restricted stock units as of December 31, 2022 was $190.4 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units, or PSUs, under the 2018 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 1.5 years to 4 years and an additional service period requirement of six months to one year after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 2.5 years to 4.5 years subject to meeting the respective performance metrics and service requirements. As of December 31, 2022, a significant portion of these PSUs are not expected to achieve the related performance metrics, and therefore, no stock-based compensation expense was recorded for the PSUs that were not probable to vest.

A summary of the Company’s performance-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2020	—	$—
Granted	377,922	113.40
Balance as of December 31, 2020	377,922	113.40
Granted	52,917	135.94
Canceled	(56,243)	113.40
Balance as of December 31, 2021	374,596	116.58
Granted	26,935	37.50
Canceled	(59,818)	114.94
Balance as of December 31, 2022	341,713	$110.64
Stock-based compensation recorded for the PSUs for the years ended December 31, 2022, 2021 and 2020 was $1.3 million, $1.3 million and $0.1 million, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of December 31, 2022 was $2.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.
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

On January 1, 2021, Tranche 1 of the MSUs became vested because it had met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. A summary of the Company’s market-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Market-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2020	—	$—
Granted	3,391,148	67.00
Balance as of December 31, 2020	3,391,148	67.00
Vested and released	(572,130)	70.58
Canceled (1)	(558,254)	70.58
Balance as of December 31, 2021	2,260,764	65.20
Balance as of December 31, 2022	2,260,764	$65.20
(1)Represented shares withheld by the Company for MSU holders' tax obligation upon release of vested MSUs.
No MSUs were granted, vested or canceled during the year ended December 31, 2022. The MSUs were fully expensed as of June 30, 2022. Stock-based compensation for the MSUs for the years ended December 31, 2022, 2021 and 2020 was $16.1 million, $99.2 million and $111.9 million, respectively, which was recorded in general and administrative expenses on the accompanying consolidated statement of operations. Any MSUs that remain unvested at the end of the seven-year performance period will automatically be forfeited and terminated without further consideration.
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

A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of January 1, 2020	—	—	$—	0.0	$—
Shares authorized	4,595,555	—	—
Granted	(4,062,224)	4,062,224	0.58
Canceled	8,889	(8,889)	0.58
Balance as of December 31, 2020	542,220	4,053,335	0.58	9.6	—
Granted	(826,667)	826,667	0.58
Exercised	—	(602,408)	0.58
Canceled	625,375	(625,375)	0.58
Balance as of December 31, 2021	340,928	3,652,219	0.58	8.8	—
Exercised	—	(2,051,645)	0.58
Canceled	82,407	(82,407)	0.58
Canceled in connection with the Joint Venture Acquisition	(423,335)	(1,518,167)	0.58
Balance as of December 31, 2022	—	—	$—	0.0	$—
Vested and Exercisable as of December 31, 2022		—	$—	0.0	$—
No stock options were granted under the AMEA 2020 Plan for the year ended December 31, 2022. The weighted-average grant date fair value of options granted under the AMEA 2020 Plan was $0.33 and $0.33 per share for the years ended December 31, 2021 and 2020, respectively.
Stock‑Based Compensation Expense
The following table presents the effect of employee and non‑employee related stock‑based compensation expense including the Joint Venture:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of precision oncology testing	$5,498	$3,468	$1,839
Research and development expense	26,630	18,907	10,024
Sales and marketing expense	25,442	15,479	9,279
General and administrative expense	37,115	113,595	122,971
Total stock-based compensation expense	$94,685	$151,449	$144,113

Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

Year Ended December 31,
	2022	2021	2020

Expected term (in years)	5.50 – 6.10	5.49 – 6.06	5.50 – 6.10
Expected volatility	63.3% – 67.6%	63.6% – 66.7%	63.6% – 73.3%
Risk-free interest rate	1.9% – 4.4%	0.3% – 1.3%	0.3% – 1.6%
Expected dividend yield	—%	—%	—%
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
Shares of common stock purchased under the ESPP were 307,953, 110,227 and 96,040, for the years ended December 31, 2022, 2021 and 2020, respectively. The total compensation expense related to the ESPP was $4.6 million, $3.5 million and $3.0 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020

Expected term (in years)	0.50	0.50	0.50
Expected volatility	81.8% – 92.0%	46.5% – 50.8%	45.7% – 73.2%
Risk-free interest rate	1.5% – 4.5%	—% – 0.1%	0.1% – 0.2%
Expected dividend yield	—%	—%	—%

As of December 31, 2022, the unrecognized stock-based compensation expense related to the ESPP was $2.8 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
13. Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except per share data)
Net loss	$(654,588)	$(384,770)	$(246,283)
Adjustment of redeemable noncontrolling interest	—	(20,900)	(7,500)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(654,588)	$(405,670)	$(253,783)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(6.41)	$(4.00)	$(2.60)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	102,178	101,314	97,504
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

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Stock options issued and outstanding (1)	2,799	2,715	3,830
Restricted stock units	2,342	1,208	687
MSUs	2,261	2,357	2,031
PSUs	354	397	60
ESPP obligation	105	45	37
Common stock subject to repurchase	—	7	18
Convertible senior notes	8,225	8,225	961
Total	16,086	14,954	7,624
(1)    Excludes stock options of 3,652,219 and 4,053,335 shares of the Joint Venture's Class B common stock granted under the AMEA 2020 Plan as of December 31, 2021 and 2020, respectively.
14. Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
United States	$(659,757)	$(384,976)	$(246,463)
Foreign	6,308	506	559
Total	(653,449)	(384,470)	(245,904)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Current:
State	$127	$4	$5
Foreign	1,248	118	242
Total current tax expense	$1,375	$122	$247
Deferred:
Federal	$18	$108	$184
State	3	20	34
Foreign	(257)	50	(86)
Total deferred tax expense	$(236)	$178	$132
Total provision for income taxes	$1,139	$300	$379
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Net operating losses carryforwards	$294,757	$232,657
Capitalized research and development costs	89,084	—
Property, equipment and intangible assets	7,422	13,233
Accruals and reserves	12,917	10,326
Research and development credits	49,865	33,977
Stock-based compensation	16,507	10,217
Lease liabilities	59,757	59,465
Other	4,378	948
Total deferred tax asset	$534,687	$360,823
Deferred tax liabilities:
Section 481 (a) adjustment	—	(305)
Right-of-use asset	(44,825)	(47,130)
Other	(316)	(14)
Total deferred tax liabilities	(45,141)	(47,449)
Less: valuation allowance	(489,040)	(313,125)
Net deferred tax assets	$506	$249

The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company’s income tax expense for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Tax at the statutory federal rate	$(137,276)	$(80,739)	$(51,639)
Other nondeductible items	1,795	1,399	786
Stock-based compensation	7,905	1,354	(13,382)
Research and development credits	(15,738)	(14,956)	(7,890)
Change in valuation allowance	175,916	106,227	81,395
State taxes, net of federal benefits	(28,522)	(14,998)	(11,119)
Other	(2,941)	2,013	2,228
Total provision for (benefit from) income taxes	$1,139	$300	$379
The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the year ended December 31, 2022, 2021 and 2020, primarily due to the change in valuation allowance, state income taxes net of federal benefits, research and development tax credits, and stock-based compensation expenses.
As of December 31, 2022 and 2021, the Company had a net operating loss carryforwards of $1.2 billion and $1.0 billion for federal purposes, and $871.4 million and $542.0 million for state and local purposes, respectively, which may be subject to limitations as described below. If not utilized, these carryforwards will begin to expire in 2031 for federal, and 2023 for state and local purposes. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. Some but not all states conform to the federal treatment of net operating losses.
As of December 31, 2022 and 2021, the Company had research and development tax credit carryforwards for federal tax purposes of $32.7 million and $21.4 million, and state research and development tax credit carryforwards of $21.8 million and $15.9 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2032. The Company’s state research and development tax credit carryforwards do not expire.
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
Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of U.S. operating losses, the Company believes that the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The net change in total valuation allowance was an increase of $175.9 million, an increase of $188.7 million and a decrease of $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Uncertain Tax Positions
The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of $29.6 million and $20.1 million as of December 31, 2022 and 2021, respectively, which, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Unrecognized tax benefits - Beginning of period	$20,100	$11,269	$6,543
Increases related to current year’s tax positions	9,233	8,223	4,666
Increases related to prior years’ tax positions	301	608	60
Unrecognized tax benefits - End of period	$29,634	$20,100	$11,269
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.
15. Employee Benefit Plan
The Company sponsors a 401(k) plan, and pursuant to its terms, eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2022, 2021 and 2020, the Company contributed $6.7 million, $4.5 million and $2.8 million, respectively, to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.
16. Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
United States	$420,618	$352,561	$264,657
International(1)	28,920	21,092	22,073
Total revenue	$449,538	$373,653	$286,730
(1)    No single country outside of the United States accounted for more than 10% of total revenue during each of the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022 and 2021, 99% and 98%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-chief executive officers, or Co-CEOs, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Co-CEOs and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Co-CEOs and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by an independent registered public accounting firm, as stated in their report included in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Guardant Health, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Guardant Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021 and consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
San Mateo, California
February 23, 2023
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2023 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
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
(3)    Exhibits required by Item 601 of Regulation S-K
The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
4.1	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38683	4.1	3/2/2020
4.2	Indenture, dated as of November 19, 2020, between Guardant Health, Inc. and U.S. Bank National Association, as trustee	8-K	001-38683	4.1	11/20/2020
10.1#	Amended and Restated 2012 Stock Plan	S-1	333-227206	10.3	9/6/2018
10.1(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2012 Stock Plan	S-1	333-227206	10.4	9/6/2018
10.2#	2018 Incentive Award Plan	S-8	333-227762	99.2(a)	10/10/2018
10.2(a)#	Form of Stock Option Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(a)	9/21/2018
10.2(b)#	Form of Restricted Stock Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(b)	9/21/2018
10.2(c)#	Form of Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(c)	9/21/2018
10.2(d)#	Forms of Performance-Based Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	10-K	001-38683	10.3(d)	2/25/2021
10.3#	2018 Employee Stock Purchase Plan	S-8	333-227762	99.3	10/10/2018
10.3(a)#	First Amendment to 2018 Employee Stock Purchase Plan	10-K	001-38683	10.4(a)	3/29/2019
10.4#	Executive Severance Plan	S-1/A	333-227206	10.13	9/21/2018
10.4(a)#	First Amendment to Executive Severance Plan	10-K	001-38683	10.5(a)	3/29/2019
10.5#	Non-Employee Director Compensation Program, effective as of June 12, 2020	10-Q	001-38683	10.1	8/6/2020
10.6	Form of Indemnification Agreement between Guardant Health, Inc. and its directors and officers	S-1/A	333-227206	10.8	9/18/2018
10.7	Lease, dated November 1, 2014, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2	9/6/2018
10.8	First Amendment to Lease, dated October 17, 2017, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2(a)	9/6/2018
10.9	Sublease Agreement, dated July 31, 2020, by and between Guardant Health, Inc. and 3000 Hanover, LLC	10-Q	001-38683	10.1	11/5/2020
10.10§	Supply Agreement, dated September 15, 2014, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7	9/6/2018
10.11§	Amendment to Supply Agreement, dated August 11, 2015, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(a)	9/6/2018
10.12§	Amendment #2 to Supply Agreement, dated December 24, 2016, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(b)	9/6/2018
10.13§	Amendment #3 to Supply Agreement, dated August 14, 2017, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(c)	9/6/2018
10.14§	Amendment #4 to Supply Agreement, dated June 26, 2018, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(d)	9/6/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.15§	Amendment #5 to Supply Agreement, dated January 1, 2021, by and between the Registrant and Illumina, Inc.	10-K	001-38683	10.19	2/25/2021
10.16#	Form of letter agreement relating to certain time-based equity awards held by Helmy Eltoukhy and AmirAli Talasaz	10-K	001-38683	10.19	3/29/2019
10.17#	Form of Waiver Letter Agreement	8-K	001-38683	10.2	5/27/2020
10.18	Form of Capped Call Confirmation	8-K	001-38683	10.1	11/20/2020
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K)					*
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

GUARDANT HEALTH, INC.

Dated:	February 23, 2023	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer and Chairman of the Board

		By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer and Director
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Helmy Eltoukhy	Co-Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2023
Helmy Eltoukhy

/s/ AmirAli Talasaz	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
AmirAli Talasaz

/s/ Michael Bell	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 23, 2023
Michael Bell

/s/ Ian Clark	Director	February 23, 2023
Ian Clark

/s/ Vijaya Gadde	Director	February 23, 2023
Vijaya Gadde

/s/ Steve Krognes	Director	February 23, 2023
Steve Krognes

/s/ Meghan Joyce	Director	February 23, 2023
Meghan Joyce

/s/ Samir Kaul	Director	February 23, 2023
Samir Kaul

/s/ Myrtle Potter	Director	February 23, 2023
Myrtle Potter