Form 10-Q
period 2023-03-31
Guardant Health, Inc.
filed 2023-05-09
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of May 5, 2023, the registrant had 102,764,840 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management, including about our business, our financial condition, our results of operations, our cash flows, and the industry and environment in which we operate. Statements that include words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.
Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Guardant Health, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$223,640	$141,647
Short-term marketable debt securities	713,380	869,584
Accounts receivable, net	87,204	97,256
Inventory, net	46,474	51,598
Prepaid expenses and other current assets, net	33,762	31,509
Total current assets	1,104,460	1,191,594
Property and equipment, net	163,229	167,920
Right-of-use assets, net	170,651	174,001
Intangible assets, net	11,047	11,727
Goodwill	3,290	3,290
Other assets, net	58,954	61,453
Total Assets	$1,511,631	$1,609,985
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$190,534	$175,817
Deferred revenue	13,621	17,403
Total current liabilities	204,155	193,220
Convertible senior notes, net	1,138,034	1,137,391
Long-term operating lease liabilities	204,857	210,015
Other long-term liabilities	9,136	9,179
Total Liabilities	1,556,182	1,549,805
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of March 31, 2023, and December 31, 2022; 102,708,305 and 102,619,383 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	1	1
Additional paid-in capital	1,763,544	1,742,114
Accumulated other comprehensive loss	(12,150)	(19,522)
Accumulated deficit	(1,795,946)	(1,662,413)
Total Stockholders’ (Deficit) Equity	(44,551)	60,180
Total Liabilities and Stockholders’ (Deficit) Equity	$1,511,631	$1,609,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Revenue:
Precision oncology testing	$113,393	$84,136
Development services and other	15,321	11,963
Total revenue	128,714	96,099
Costs and operating expenses:
Cost of precision oncology testing	45,106	30,684
Cost of development services and other	7,967	1,297
Research and development expense	93,128	81,757
Sales and marketing expense	76,123	64,432
General and administrative expense	40,445	41,267
Total costs and operating expenses	262,769	219,437
Loss from operations	(134,055)	(123,338)
Interest income	3,060	778
Interest expense	(644)	(644)
Other income (expense), net	(1,654)	(48)
Loss before provision for (benefit from) income taxes	(133,293)	(123,252)
Provision for (benefit from) income taxes	240	(24)
Net loss	$(133,533)	$(123,228)
Net loss per share, basic and diluted	$(1.30)	$(1.21)
Weighted-average shares used in computing net loss per share, basic and diluted	102,663	101,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022

Net loss	$(133,533)	$(123,228)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	7,535	(12,758)
Foreign currency translation adjustments	(163)	(792)
Other comprehensive income (loss)	7,372	(13,550)
Comprehensive loss	$(126,161)	$(136,778)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of January 1, 2023	102,619,383	$1	$1,742,114	$(19,522)	$(1,662,413)	$60,180
Issuance of common stock upon exercise of stock options	21,049	—	157	—	—	157
Vesting of restricted stock units	67,873	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	—	—	(993)	—	—	(993)
Stock-based compensation	—	—	22,266	—	—	22,266
Other comprehensive income	—	—	—	7,372	—	7,372
Net loss	—	—	—	—	(133,533)	(133,533)
Balance as of March 31, 2023	102,708,305	$1	$1,763,544	$(12,150)	$(1,795,946)	$(44,551)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of January 1, 2022	101,767,446	$1	$1,657,593	$(4,764)	$(1,007,825)	$645,005
Issuance of common stock upon exercise of stock options	105,218	—	963	—	—	963
Vesting of restricted stock units	23,171	—	—	—	—	—
Vesting of common stock exercised early	—	—	8	—	—	8
Taxes paid related to net share settlement of restricted stock units	—	—	(957)	—	—	(957)
Stock-based compensation	—	—	24,799	—	—	24,799
Other comprehensive loss	—	—	—	(13,550)	—	(13,550)
Net loss	—	—	—	—	(123,228)	(123,228)
Balance as of March 31, 2022	101,895,835	$1	$1,682,406	$(18,314)	$(1,131,053)	$533,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022

OPERATING ACTIVITIES:
Net loss	$(133,533)	$(123,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,345	7,201
Operating lease costs	7,339	6,949
Contingent consideration	(300)	2,390
Stock-based compensation	22,266	24,799
Amortization of debt issuance costs	644	642
Amortization of (discount) premium on marketable debt securities	(1,009)	2,449
Unrealized gains on marketable equity securities	(3,882)	—
Impairment of non-marketable equity securities	5,485	—
Other	—	21
Changes in operating assets and liabilities:
Accounts receivable, net	12,349	13,299
Inventory, net	5,125	(5,937)
Prepaid expenses and other current assets, net	(3,354)	21,882
Other assets, net	1,765	3,846
Accounts payable and accrued liabilities	13,886	20,931
Operating lease liabilities	(7,422)	(3,106)
Deferred revenue	(4,145)	(757)
Net cash used in operating activities	(74,441)	(28,619)
INVESTING ACTIVITIES:
Purchase of marketable debt securities	(63,252)	(163,742)
Maturity of marketable debt securities	228,000	310,000
Purchase of non-marketable equity securities and other related investments	—	(12,750)
Purchase of property and equipment	(7,524)	(22,700)
Net cash provided by investing activities	157,224	110,808
FINANCING ACTIVITIES:
Payments made on finance lease obligations	(18)	(18)
Proceeds from issuance of common stock upon exercise of stock options	157	963
Taxes paid related to net share settlement of restricted stock units	(993)	(957)
Net cash used in financing activities	(854)	(12)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(163)	(792)
Net increase in cash, cash equivalents and restricted cash	81,766	81,385
Cash, cash equivalents and restricted cash—Beginning of period	141,948	492,288
Cash, cash equivalents and restricted cash—End of period	$223,714	$573,673

	Three Months Ended March 31,
	2023	2022

Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$1,964	$3,940
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$8,016	$19,751
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$223,640	$573,604
Restricted cash – included in other assets, net	74	69
Total cash, cash equivalents and restricted cash	$223,714	$573,673
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on helping conquer cancer globally through the use of its proprietary tests, vast data sets and advanced analytics. The Company believes its tests can transform cancer care by unlocking insights that will help patients at all stages of the disease, including at its earliest stages, when it’s most treatable. For patients with advanced stage cancer, the Company has commercially launched Guardant360 LDT and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. The Company has also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging. In addition, the Company has developed Guardant Galaxy suite of advanced analytical technologies to enhance the performance and clinical utility of its portfolio of cancer tests, and to power the next generation of biomarker and drug discovery.
The Company also collaborates with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantOMNI blood test for advanced-stage cancer, and the GuardantINFINITY blood test, a next-generation smart liquid biopsy that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development. Using data collected from its tests, the Company has also developed its GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
For early cancer detection, the Company has launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, the Company announced that the ECLIPSE study, an over 20,000 patient registrational study evaluating the performance of its Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, the Company submitted a premarket approval application for its Shield blood test to the FDA in March 2023.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc., its consolidated Joint Venture (see Note 3, Joint Venture), and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts were made to conform with the current period presentation.
The Company believes that its existing cash and cash equivalents and marketable debt securities as of March 31, 2023, will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying condensed consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.

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
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Restricted Cash
Restricted cash consists of payroll withholding related to the Company's enrollment in a voluntary disability insurance plan. Restricted cash balance was $0.1 million and $0.3 million as of March 31, 2023, and December 31, 2022, respectively, which was included in other assets, net in the accompanying condensed consolidated balance sheets.

Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity and other related investments totaled $19.6 million and $25.0 million as of March 31, 2023, and December 31, 2022, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets. Non-marketable securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance of the investee; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. As a result of the evaluation, the Company recorded an impairment of $5.5 million for one of its non-marketable equity security investments for the three months ended March 31, 2023 based on an independent third-party valuation. In addition, pursuant to one of the investments in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. In September 2022, the Company decided not to exercise such rights to purchase the investee and recorded an impairment of $5.3 million based on an independent third-party valuation. No other impairment or downward adjustments to the carrying value of non-marketable securities have been otherwise recorded. In addition, pursuant to another investment in non-marketable securities purchased by the Company in October 2022, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the Company, on or before October 1, 2023.
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
The Company is subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the provision of precision oncology services, and development services and other, primarily with biopharmaceutical companies and international laboratory partners, all of which have high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded net of allowance for credit losses, if any.

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

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31, 2023	December 31, 2022
	2023	2022

	(unaudited)		(unaudited)
Customer A	*	*	*	12%
Customer B	31%	30%	13%	11%
Customer C	*	*	10%	*
Customer D	*	*	12%	*
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
The following table presents the receivable and the related credit loss amounts:

	March 31, 2023	December 31, 2022

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Gross Amount	$1,100	$—
Allowance for Credit Losses	(1,100)	—
Net Amount	$—	$—
Other assets:
Gross Amount	$3,700	$4,800
Allowance for Credit Losses	(3,700)	(4,800)
Net Amount	$—	$—
The following table summarizes the allowance for credit losses activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Allowance for credit losses—Beginning of period	$—	$—
Reclassification	1,100	1,100
Allowance for credit losses—End of period	$1,100	$1,100
Other assets:
Allowance for credit losses—Beginning of period	$4,800	$5,900
Reclassification	(1,100)	(1,100)
Allowance for credit losses—End of period	$3,700	$4,800

Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of March 31, 2023, and December 31, 2022, the Company had unbilled receivables of $4.3 million and $5.4 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of March 31, 2023, and December 31, 2022, the Company had an immaterial allowance for credit losses related to its accounts receivable.
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of March 31, 2023, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 2—12 years.
Post-acquisition Contingent Consideration
Post-acquisition contingent consideration is recognized over the service period, subject to meeting the respective service requirements and performance metrics. For the three months ended March 31, 2023, and 2022, the Company recorded post-acquisition contingent consideration expense of $0.6 million and $2.1 million, respectively, in research and development expenses on the Company's condensed consolidated statement of operations.

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
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing services include genomic profiling and the delivery of other genomic information derived from the Company’s platform. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing the Company's technologies, kit fulfillment and screening services. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
In addition, other revenue includes amounts derived from licensing the Company's digital sequencing technologies to its domestic customers and international laboratory partners, kit fulfillment and screening services. For the licensed technology, the Company is compensated through royalty-based payments, non-refundable upfront payments, guaranteed minimum payments, and/or sample milestone payments. Depending on the nature of the technology licensing arrangements, and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur, when the technology transfer is complete, or over the technology transfer period. Kit fulfillment related revenues are recognized when such products are delivered.

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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of March 31, 2023 and December 31, 2022, the deferred revenue balance was $17.1 million and $21.2 million, respectively, of which $3.4 million and $3.8 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the three months ended March 31, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $6.4 million, and revenue recognized in the three months ended March 31, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $3.5 million, respectively.
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

Cost of Development Services and Other
Cost of development services and other primarily includes costs incurred for the performance of development services requested by the Company’s biopharmaceutical customers, and costs associated with the Company's partnership agreements and screening services. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of development services and other.
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
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted under the 2012 Stock Plan (as amended and restated), or the 2012 Plan, and the 2018 Incentive Award Plan, or the 2018 Plan, and stock purchase rights granted under the 2018 Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected volatility, risk-free rate and expected dividend yield. Forfeitures are accounted for as they occur.
The Company measures the grant date fair value of its service-based and performance-based restricted stock units issued to employees based on the closing market price of the common stock on the date of grant. For restricted stock units with only service-based vesting conditions, compensation expense is recognized in the Company’s condensed consolidated statement of operations on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics, or PSUs, is calculated based upon expected achievement of the metrics specified in the grant, and is recognized in the Company’s condensed consolidated statement of operations using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. No stock-based compensation expense is recorded for PSUs, unless it is determined to be probable that the related performance metrics will be met. Any PSUs that remain unvested at the end of the performance period will be forfeited.
Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method or the as-if converted method, as appropriate. For purposes of this calculation, stock options, restricted stock units, shares issuable pursuant to the employee stock purchase plan, shares subject to repurchase from early exercised options and contingently issuable shares under the convertible senior notes are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
3.    Joint Venture
In May 2018, the Company and an affiliate of SoftBank formed and capitalized Guardant Health AMEA, Inc., the Joint Venture, for the sale, marketing and distribution of the Company’s tests generally outside the Americas and Europe, and to accelerate commercialization of its products in Asia, the Middle East and Africa. Under the terms of the joint venture agreement, each party held an approximately 50% ownership interest in the Joint Venture and two seats on the board of the Joint Venture.

In June 2022, the Company purchased all of the shares of the Joint Venture, or the Joint Venture Acquisition, held by SoftBank and its affiliates in consideration for a cash payment of the aggregate purchase price of $177.8 million, which resulted in $99.8 million of fair value adjustments to the noncontrolling interest liability. In connection with the Joint Venture Acquisition, the Company also issued a tender offer to purchase the Joint Venture's Class B common stock issued and issuable upon exercise of vested Joint Venture's stock options held by the Joint Venture's employees.
Prior to the completion of the Joint Venture Acquisition, the Joint Venture was deemed to be a VIE, and the Company had been identified as the VIE’s primary beneficiary. As the primary beneficiary, the Company had consolidated the financial position, results of operations and cash flows of the Joint Venture in its financial statements and all intercompany balances had been eliminated in consolidation. Upon completion of the Joint Venture Acquisition and the tender offer, Guardant Health AMEA, Inc. became the Company's wholly owned subsidiary.
4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Machinery and equipment	$100,688	$95,764
Leasehold improvements	99,951	99,781
Computer hardware	31,442	29,744
Construction in progress	18,560	20,598
Furniture and fixtures	8,543	8,367
Computer software	1,797	1,797
Property and equipment, gross	$260,981	$256,051
Less: accumulated depreciation	(97,752)	(88,131)
Property and equipment, net	$163,229	$167,920
Depreciation expense related to property and equipment was $9.6 million and $6.7 million for the three months ended March 31, 2023, and 2022, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Accounts payable	$67,320	$68,911
Accrued compensation	69,423	55,788
Operating lease liabilities	23,619	21,878
Others	30,172	29,240
Total accounts payable and accrued liabilities	$190,534	$175,817

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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$54,389	$54,389	$—	$—
U.S. government debt securities	$74,698	—	74,698	—
Total cash equivalents	$129,087	$54,389	$74,698	$—

U.S. government debt securities	$713,380	$—	$713,380	$—
Total short-term marketable debt securities	$713,380	$—	$713,380	$—

Long-term marketable equity securities	$22,174	$22,174	$—	$—
Total	$864,641	$76,563	$788,078	$—

Financial Liabilities:
Contingent consideration	$6,130	$—	$—	$6,130
Total	$6,130	$—	$—	$6,130

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$3,104	$3,104	$—	$—
U.S. government debt securities	14,987	—	14,987	—
Total cash equivalents	$18,091	$3,104	$14,987	$—

U.S. government debt securities	$869,584	$—	$869,584	$—
Total short-term marketable debt securities	$869,584	$—	$869,584	$—

Long-term marketable equity securities	$18,291	$18,291	$—	$—
Total	$905,966	$21,395	$884,571	$—

Financial Liabilities:
Contingent consideration	$6,430	$—	$—	$6,430
Total	$6,430	$—	$—	$6,430
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
In July 2022, one of the Company's equity investees completed its IPO, subsequent to which, the Company started to account for the investment at fair value on a recurring basis, and classified the investment within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company is subject to a 2-year lock-up period from the IPO date, during which the Company shall not transfer the investee's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the local securities and exchange commission. As of March 31, 2023 and December 31, 2022, the balance of the investment was $22.2 million and $18.3 million, respectively, included in other assets, net on the accompanying condensed consolidated balance sheets.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of March 31, 2023 and December 31, 2022, the Company's contingent consideration liability was $6.1 million and $6.4 million, respectively, of which $4.6 million and $4.9 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets.
Prior to the completion of the Joint Venture Acquisition in June 2022, the fair value of the noncontrolling interest liability was considered to be a Level 3 measurement and was determined based on an annual internal rate of return of 20% on the initial amount of $41.0 million invested by SoftBank in May 2018, to the date of Company's exercising the call right in November 2021. The noncontrolling interest liability was fully paid by June 30, 2022 (see Note 3, Joint Venture).

The following table summarizes the activities for the Level 3 financial instruments:

	Noncontrolling Interest Liability	Contingent Consideration
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2023	2022

	(unaudited)
	(in thousands)
Fair value — beginning of period	$78,000	$6,430	$3,625
Increase in fair value	—	(300)	2,390
Fair value — end of period	$78,000	$6,130	$6,015
The Company considers the fair value of the Convertible Notes as of March 31, 2023, and December 31, 2022, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair value of the Convertible Notes.
The following tables summarize the Company’s cash equivalents and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$54,389	$—	$—	$54,389
U.S. government debt securities	797,314	21	(9,257)	788,078
Total	$851,703	$21	$(9,257)	$842,467

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$3,104	$—	$—	$3,104
U.S. government debt securities	901,342	8	(16,779)	884,571
Total	$904,446	$8	$(16,779)	$887,675
The following tables present the estimated fair values and gross unrealized losses of the Company's marketable debt securities that have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(unaudited)
	(in thousands)
U.S. government debt securities	$99,537	$(64)	$590,849	$(9,193)	$690,386	$(9,257)
Total	$99,537	$(64)	$590,849	$(9,193)	$690,386	$(9,257)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(in thousands)
U.S. government debt securities	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
Total	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
There have been no material realized gains or losses on marketable debt securities for the periods presented. The Company determined that it did have the ability and intent to hold all marketable debt securities that have been in a continuous loss position until maturity or recovery and the loss position was temporary due to market volatility, thus there has been no recognition of credit losses in the three months ended March 31, 2023, and 2022, respectively. The Company recorded $3.9 million unrealized gains on marketable equity securities for the three months ended March 31, 2023, included in other income (expense), net on the Company's condensed consolidated statement of operations. The Company did not record any unrealized gains or losses on marketable equity securities for the three months ended March 31, 2022.
6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of March 31, 2023, and December 31, 2022:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(3,852)	$8,034	7.5
Non-compete agreements and other covenant rights	5,100	(2,954)	2,146	2.7
Acquired technology	1,600	(733)	867	1.1
Total intangible assets subject to amortization	18,586	(7,539)	11,047
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(7,539)	$14,337

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(3,579)	$8,307	7.8
Non-compete agreements and other covenant rights	5,100	(2,747)	2,353	2.9
Acquired technology	1,600	(533)	1,067	1.4
Total intangible assets subject to amortization	18,586	(6,859)	11,727
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(6,859)	$15,017
Amortization of finite-lived intangible assets was $0.7 million and $0.5 million for the three months ended March 31, 2023, and 2022, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2023	$2,067
2024	2,219
2025	1,670
2026	1,212
2027	1,107
2028 and thereafter	2,772
Total	$11,047
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
Since the 2027 Notes were not convertible as of March 31, 2023 and December 31, 2022, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(11,966)	(12,609)
Net carrying amount	$1,138,034	$1,137,391

The total estimated fair value of the 2027 Notes was $0.8 billion and $0.7 billion as of March 31, 2023, and December 31, 2022, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, which represented an effective interest rate of 0.2% and 0.2% for the three months ended March 31, 2023, and 2022, respectively.
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
Operating lease expense was $7.3 million and $6.9 million for the three months ended March 31, 2023, and 2022, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	March 31, 2023	December 31, 2022
	(unaudited)
Weighted-average remaining lease term (in years)	8.9	9.1
Weighted-average discount rate	3.93%	3.93%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2023:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2023	$23,612
2024	33,668
2025	32,655
2026	27,799
2027	24,479
2028 and thereafter	125,157
Total operating lease payments	$267,370
Less: imputed interest	(38,894)
Total operating lease liabilities	$228,476
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
In March 2022, Illumina Inc., or Illumina, filed suit in the United States District Court for the District of Delaware against the Company and its Co-Chief Executive Officers, Drs. Helmy Eltoukhy and AmirAli Talasaz, or collectively, the Defendants, alleging that Illumina is the owner of certain of the Company’s patents and patent applications, and that the Defendants allegedly misappropriated Illumina trade secrets. Illumina also alleges that Drs. Eltoukhy and Talasaz breached various Illumina employment contracts, company policies, and implied covenants of good faith and fair dealing as part of their former employment with Illumina prior to starting the Company. Illumina is requesting unspecified compensatory and punitive damages, attorneys’ fees, and specific performance in the form of a declaration of ownership and assignment of intellectual property filed for or obtained by the Defendants that derives from the alleged misuse of Illumina confidential information. The Defendants deny the allegations of misconduct, and in March 2023, the District Court granted in part the Defendants’ motion to dismiss the complaint, without prejudice to amend, effectively staying discovery on the dismissed allegations. In April 2023, Illumina filed an amended complaint to which Defendants will respond by June 2023.
False Advertising Dispute
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company's motion to dismiss. The Company and Natera have both moved for summary judgment on various claims, with the court granting in part non-dispositive motions brought by each party. Trial is scheduled to commence in July 2023.
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
10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of March 31, 2023, and December 31, 2022, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	March 31, 2023	December 31, 2022
	(unaudited)
Shares underlying outstanding stock options	3,372,561	3,402,574
Shares underlying unvested restricted stock units	3,430,821	3,687,888
Market-based restricted stock units	2,260,764	2,260,764
Performance-based restricted stock units	333,275	341,713
Shares available for issuance under the 2018 Incentive Award Plan	9,333,892	5,438,296
Shares available for issuance under the 2018 Employee Stock Purchase Plan	2,144,505	1,118,311
Total	20,875,818	16,249,546
11.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan and the 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2023	5,438,296	3,402,574	$34.34	6.8	$39,749
2018 Plan annual increase(1)	3,689,000	—
Granted	(40,091)	40,091	30.30
Exercised	—	(21,049)	7.43
Canceled	49,055	(49,055)	60.60
Restricted stock units granted	(176,717)	—	—
Restricted stock units canceled	365,911	—	—
Performance-based restricted stock units canceled	8,438	—	—
Balance as of March 31, 2023	9,333,892	3,372,561	$34.08	6.6	$32,766
Vested and Exercisable as of March 31, 2023		2,091,671	$21.26	5.0	$32,077
(1)Effective as of January 1, 2023, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $0.4 million and $7.3 million for the three months ended March 31, 2023, and 2022, respectively.
The weighted-average grant date fair value of options granted was $19.82 and $36.32 per share for the three months ended March 31, 2023, and 2022, respectively.
Future stock-based compensation for unvested options as of March 31, 2023 was $39.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2023	3,687,888	$60.70
Granted	176,717	30.34
Vested and released	(67,873)	67.10
Canceled	(365,911)	57.95
Balance as of March 31, 2023	3,430,821	$59.31
Future stock-based compensation for unvested restricted stock units as of March 31, 2023 was $161.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant PSUs, under the 2018 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 1.5 years to 4 years and an additional service period requirement of six months to one year after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 2.5 years to 4.5 years subject to meeting the respective performance metrics and service requirements.
In November 2020, and as part of these PSU programs, the Company granted restricted stock units with certain performance metrics consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of March 31, 2023, these PSUs had a grant-date fair value of approximately $28.0 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics was not determined to be probable as of that point time.
A summary of the Company’s performance-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2023	341,713	$110.64
Canceled	(8,438)	122.95
Balance as of March 31, 2023	333,275	$110.33
Stock-based compensation recorded for the PSUs was $0.3 million and $0.3 million for the three months ended March 31, 2023, and 2022, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of March 31, 2023 was $2.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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
The grant date fair values of the MSUs were determined using a Monte Carlo valuation model for each tranche. The related stock-based compensation expense for each tranche was recognized based on an accelerated attribution method over the estimated derived service period. The derived service period was the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. The Monte Carlo valuation model used assumptions such as volatility, risk-free interest rate, cost of equity and dividend estimated for the performance period of the MSU. The weighted-average grant date fair value of the MSUs was $67.00 per share and the weighted-average derived service period was estimated to be in the range of 0.83 – 2.07 years.
On January 1, 2021, Tranche 1 of the MSUs became vested because it had met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. As of March 31, 2023 and December 31, 2022, 2,260,764 shares of market-based restricted stock units, with a weighted-average grant date fair value of $65.20 per share, were outstanding under the 2018 Plan. No MSUs were granted, vested or canceled during the three months ended March 31, 2023.
All three tranches of the MSUs were fully expensed as of June 30, 2022. Stock-based compensation for the MSUs was $8.5 million for the three months ended March 31, 2022, which was recorded in general and administrative expenses on the Company's condensed consolidated statement of operations.
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

Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,202	$1,164
Cost of development services and other	474	$—
Research and development expense	8,678	5,343
Sales and marketing expense	7,503	5,525
General and administrative expense	4,409	12,767
Total stock-based compensation expense	$22,266	$24,799
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
Expected term (in years)	5.95 – 6.10	5.97
Expected volatility	69.5%	63.3%
Risk-free interest rate	4.1% – 4.2%	1.9%
Expected dividend yield	—%	—%
The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of common stock of the Company, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:
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
2018 Employee Stock Purchase Plan
In September 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP. A total of 922,250 shares of common stock were initially reserved for issuance under the ESPP. Effective as of January 1, 2020 and March 2, 2023, an additional 942,614 and 1,026,194 shares of common stock became available for issuance under the ESPP.
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
No ESPP shares were granted or purchased for the three months ended March 31, 2023, and 2022. The total compensation expense related to the ESPP was $1.6 million and $1.0 million for the three months ended March 31, 2023, and 2022, respectively.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
As of March 31, 2023, the unrecognized stock-based compensation expense related to the ESPP was $0.8 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
12.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(133,533)	$(123,228)
Net loss per share, basic and diluted	$(1.30)	$(1.21)
Weighted-average shares used in computing net loss per share, basic and diluted	102,663	101,853

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	3,378	2,550
Restricted stock units	3,550	1,484
MSUs	2,261	2,261
PSUs	337	357
ESPP obligation	264	84
Convertible senior notes	8,225	8,225
Total	18,015	14,961
(1)    Excludes stock options of 2,995,200 shares of the Joint Venture's Class B common stock granted under the AMEA 2020 Plan as of March 31, 2022.
13.    Income Taxes
The income tax expense for the three months ended March 31, 2023 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three months ended March 31, 2023, and 2022, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
14.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
	(in thousands)
United States	$118,911	$90,871
International (1)	9,803	5,228
Total revenue	$128,714	$96,099
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2023, and 2022, respectively.
As of March 31, 2023, and December 31, 2022, 98% and 99%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Overview
We are a leading precision oncology company focused on helping conquer cancer globally through the use of our proprietary tests, vast data sets and advanced analytics. We believe our tests can transform cancer care by unlocking insights that will help patients at all stages of the disease, including at its earliest stages, when it’s most treatable. For patients with advanced-stage cancer, we have commercially launched Guardant360 LDT and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. We have also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging. In addition, we have developed Guardant Galaxy suite of advanced analytical technologies to enhance the performance and clinical utility of our portfolio of cancer tests, and to power the next generation of biomarker and drug discovery.
We also collaborate with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantOMNI blood test for advanced-stage cancer, and the GuardantINFINITY blood test, a next-generation smart liquid biopsy that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development. Using data collected from our tests, we have also developed our GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
For early cancer detection, we have launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, an over 20,000 patient registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application for our Shield blood test to the FDA. We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay.
We currently perform our tests in our laboratories located in Redwood City, California, and San Diego, California. Our Redwood City laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. Our San Diego laboratory is CAP-accredited and CLIA-certified. In addition, our Palo Alto, California laboratory is currently operated as a center for our research and technology development. We have also received CAP accreditation, and In Vitro Diagnostic, or IVD, sample processing approval from Japan's Ministry of Health, Labour and Welfare, or the MHLW, for our laboratory in Japan where we expect to commence processing samples following receipt of reimbursement approval.
We generated total revenue of $128.7 million and $96.1 million for the three months ended March 31, 2023, and 2022, respectively. We also incurred net losses of $133.5 million and $123.2 million for the three months ended March 31, 2023, and 2022, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. As of March 31, 2023, we had cash, cash equivalents and marketable debt securities of approximately $937.0 million.

Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 44% and 44% of our precision oncology revenue from clinical customers during the three months ended March 31, 2023, and 2022, respectively.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payers' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration are recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in its reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the Centers for Medicare and Medicaid Services, or CMS, for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare has started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will apply until December 2023. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. In April 2023, Palmetto GBA conveyed coverage for our Guardant360 Response test for fee-for-service Medicare patients in the U.S. with metastatic or inoperable solid tumors who are on an immune checkpoint inhibitor therapy, tested four to ten weeks from therapy initiation. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received differs from the revenue recorded. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
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
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced that the ECLIPSE study, an over 20,000 patient registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a premarket approval application for our Shield blood test to the FDA. In addition, to evaluate the performance of our investigational, next-generation Shield assay in detecting lung cancer in high-risk individuals ages 50-80, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. The study is anticipated to run in approximately 100 centers in the United States and Europe. We are continuing to enroll more patients for these on-going studies, and have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
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
In May 2018, we formed and capitalized Guardant Health AMEA, Inc., with SoftBank, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe, and to accelerate commercialization of our products in Asia, the Middle East and Africa. In June 2022, we purchased all of the shares held by SoftBank and its affiliates, and upon completion of the transaction, we obtained full control over operations of Guardant Health AMEA, Inc. throughout the Asia, Middle East and Africa region.
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
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for more information.
Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing, and (ii) development services and other.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through March 31, 2023, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext and Guardant Reveal clinical testing performed for qualifying patients. Revenue from clinical tests for patients covered by Medicare represented approximately 44% and 44% of our precision oncology revenue from clinical customers during the three months ended March 31, 2023, and 2022, respectively.
Development services and other. Development services revenue primarily represents services that we provide to biopharmaceutical companies, large medical institutions and international laboratory partners. We collaborate with biopharmaceutical companies in the development and clinical studies of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our test panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. In addition to companion diagnostic development and regulatory approval services, we also provide other development services, including clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing our technologies, kit fulfillment and screening services.

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
Cost of development services and other. Cost of development services and other primarily includes costs incurred for the performance of development services requested by our biopharmaceutical customers, and costs associated with our partnership agreements and screening services, which comprise of labor and material costs including any inventory write-downs. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of revenue. Cost of development services and other will vary depending on the nature, timing and scope of customer projects.
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
General and administrative expense. Our general and administrative expenses include costs for our executive, accounting and finance, information technology, legal and human resources functions. These expenses consist principally of salaries, bonuses, employee benefits, travel expenses and stock-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs and allocated overhead expenses. In addition, our general and administrative expenses also include severance costs related to workforce reduction. We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses being incurred.
Interest income
Interest income consists of interest earned on our cash, cash equivalents and marketable debt securities.

Interest expense
Interest expense consists primarily of charges relating to amortization of debt issuance costs.
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, fair value adjustments of marketable equity securities, impairment of non-marketable equity securities and other assets, and non-recurring payments due and received in relation to the settlement of license and patent disputes, net of credit losses. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended March 31,
	2023	2022

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$113,393	$84,136
Development services and other	15,321	11,963
Total revenue	128,714	96,099
Costs and operating expenses:
Cost of precision oncology testing(1)	45,106	30,684
Cost of development services and other(1)	7,967	1,297
Research and development expense(1)	93,128	81,757
Sales and marketing expense(1)	76,123	64,432
General and administrative expense(1)	40,445	41,267
Total costs and operating expenses	262,769	219,437
Loss from operations	(134,055)	(123,338)
Interest income	3,060	778
Interest expense	(644)	(644)
Other income (expense), net	(1,654)	(48)
Loss before provision for (benefit from) income taxes	(133,293)	(123,252)
Provision for (benefit from) income taxes	240	(24)
Net loss	$(133,533)	$(123,228)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,202	$1,164
Cost of development services and other	474	—
Research and development expense	8,678	5,343
Sales and marketing expense	7,503	5,525
General and administrative expense	4,409	12,767
Total stock-based compensation expense	$22,266	$24,799

In November 2020, we granted restricted stock units with certain performance metrics consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of March 31, 2023, these PSUs had a grant-date fair value of approximately $28.0 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics was not determined to be probable as of that point time. At each reporting date, we will continue to assess the likelihood of the performance criteria being met and will record a cumulative catch-up adjustment should the achievement of the performance metrics be determined to be probable. For example, had the achievement of the performance metrics been determined to be probable as of March 31, 2023, we would have recorded a total charge of $15.0 million, of which $1.3 million would have been recorded to cost of development services and other, and $5.2 million, $5.6 million and $2.9 million would have been recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively, in the condensed consolidated statements of operations for the three months ended March 31, 2023. In addition, any of these PSUs that remain unvested at the end of the performance period would be forfeited.
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$113,393	$84,136	$29,257	35%
Development services and other	15,321	11,963	3,358	28%
Total revenue	$128,714	$96,099	$32,615	34%
Total revenue was $128.7 million for the three months ended March 31, 2023, compared to $96.1 million for the three months ended March 31, 2022, an increase of $32.6 million, or 34%.
Precision oncology testing revenue increased to $113.4 million for the three months ended March 31, 2023, from $84.1 million for the three months ended March 31, 2022, an increase of $29.3 million, or 35%.
Precision oncology revenue from tests for clinical customers was $91.5 million for the three months ended March 31, 2023, up 39% from $66.0 million for the three months ended March 31, 2022. This increase in clinical testing revenue was driven primarily by an increase in sample volume. Total tests for clinical customers increased to over 39,100 for the three months ended March 31, 2023, from approximately 27,100 for the three months ended March 31, 2022.
Precision oncology revenue from tests for biopharmaceutical customers was $21.8 million for the three months ended March 31, 2023, and $18.1 million for the three months ended March 31, 2022, respectively. This increase in revenue was primarily due to an increase in sample volume, including our GuardantINFINITY smart liquid biopsy test launched in September 2022. Total tests for biopharmaceutical customers increased to approximately 6,150 for the three months ended March 31, 2023, from approximately 5,100 for the three months ended March 31, 2022, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.
Development services and other revenue increased to $15.3 million for the three months ended March 31, 2023, from $12.0 million for the three months ended March 31, 2022, an increase of $3.4 million, or 28%. This increase in development services and other revenue was primarily attributable to revenues earned from our partnership agreements during the three months ended March 31, 2023.
Cost of Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$45,106	$30,684	$14,422	47%
Cost of development services and other	7,967	1,297	6,670	514%
Total cost of revenue	$53,073	$31,981	$21,092	66%

Total cost of revenue was $53.1 million for the three months ended March 31, 2023, compared to $32.0 million for the three months ended March 31, 2022, an increase of $21.1 million, or 66%.
Cost of precision oncology testing was $45.1 million for the three months ended March 31, 2023, compared to $30.7 million for the three months ended March 31, 2022, an increase of $14.4 million, or 47%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volume, resulting in a $8.2 million increase in material costs, a $4.9 million increase in production labor and overhead costs, and a $1.1 million increase in other costs, including costs related to kits, freight and curation of test results for physicians.
Cost of development services and other was $8.0 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022, an increase of $6.7 million. This increase in cost of development services and other was primarily due to costs associated with providing screening testing services and our partnership agreements during the three months ended March 31, 2023.
Operating Expenses
Research and development expense

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Research and development	$93,128	$81,757	$11,371	14%
Research and development expenses were $93.1 million for the three months ended March 31, 2023, compared to $81.8 million for the three months ended March 31, 2022, an increase of $11.4 million, or 14%. This increase in research and development expense was primarily related to continued investment in the development of our technologies and products, and our clinical studies, resulting in an increase of $8.9 million in outside service fees, an increase of $3.3 million in stock-based compensation, and an increase of $2.9 million in personnel-related costs, partially offset by a decrease of $5.0 million in material costs.
Sales and marketing expense

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$76,123	$64,432	$11,691	18%
Selling and marketing expenses were $76.1 million for the three months ended March 31, 2023, compared to $64.4 million for the three months ended March 31, 2022, an increase of $11.7 million, or 18%. This increase was related to commercial infrastructure buildout and marketing activities to support existing products and new product launch, primarily resulting in an increase of $7.7 million in personnel-related costs, and an increase of $2.0 million in stock-based compensation.
General and administrative expense

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
General and administrative	$40,445	$41,267	$(822)	(2)%

General and administrative expenses were $40.4 million for the three months ended March 31, 2023, compared to $41.3 million for the three months ended March 31, 2022, a decrease of $0.8 million, or 2%. This decrease was primarily due to a decrease of $8.4 million in stock-based compensation, of which $6.1 million decrease was primarily related to the market-based restricted stock units issued to our Co-Chief Executive Officers which were fully expensed as of June 30, 2022, and $2.3 million decrease was related to forfeitures, respectively, and a decrease of $2.7 million in acquisition related contingent consideration, partially offset by an increase of $7.5 million in severance costs related to a workforce reduction incurred in the first quarter of 2023, and an increase of $2.6 million in personnel-related costs.
Interest income

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest income	$3,060	$778	$2,282	293%
Interest income was $3.1 million for the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022, an increase of $2.3 million, primarily due to higher U.S. treasury interest rates, partially offset by a decrease in cash and cash equivalents and marketable debt securities balances.
Interest expense

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest expense	$(644)	$(644)	$—	*
*    Not meaningful
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the three months ended March 31, 2023, and 2022.
Other income (expense), net

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(1,654)	$(48)	$(1,606)	*
*    Not meaningful
For the three months ended March 31, 2023, other income (expense), net was primarily attributable to $5.5 million of impairment recorded for our non-marketable equity securities, partially offset by $3.9 million of unrealized gains recorded for our marketable equity securities. For the three months ended March 31, 2022, other income (expense), net was immaterial.

Provision for (benefit from) income taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Provision for (benefit from) income taxes	$240	$(24)	$264	*
*    Not meaningful
Provision for (benefit from) income taxes was immaterial for the three months ended March 31, 2023, and 2022.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of March 31, 2023, we had an accumulated deficit of $1.8 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of March 31, 2023, we had cash and cash equivalents of $223.6 million and marketable debt securities of $713.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable debt securities consisting of United States treasury securities that can be immediately liquid.
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
If our available cash, cash equivalents and marketable debt securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2022, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(74,441)	$(28,619)
Net cash provided by investing activities	$157,224	$110,808
Net cash used in financing activities	$(854)	$(12)
Operating activities
Cash used in operating activities during the three months ended March 31, 2023, was $74.4 million, which resulted from a net loss of $133.5 million, partially offset by non-cash charges of $40.9 million and net change in our operating assets and liabilities of $18.2 million. Non-cash charges primarily consisted of $22.3 million of stock-based compensation, $10.3 million of depreciation and amortization, $7.3 million of operating lease costs, and $5.5 million of impairment of non-marketable equity securities, partially offset by $3.9 million of unrealized gains on marketable equity securities. The net change in our operating assets and liabilities was primarily the result of a $13.9 million increase in accounts payable and accrued liabilities, primarily due to increased personnel, a $12.3 million decrease in accounts receivable, net, primarily due to increased collections, and a $5.1 million decrease in inventory, net, partially offset by a $7.4 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $4.1 million decrease in deferred revenue, and a $3.4 million increase in prepaid expenses and other current assets, net.
Cash used in operating activities during the three months ended March 31, 2022 was $28.6 million, which resulted from a net loss of $123.2 million, partially offset by non-cash charges of $44.5 million and net change in our operating assets and liabilities of $50.2 million. Non-cash charges primarily consisted of $24.8 million of stock-based compensation, $7.2 million of depreciation and amortization, $6.9 million of operating lease costs, $2.4 million of amortization of premium on marketable debt investments, and $2.4 million of revaluation adjustments to contingent consideration. The net change in our operating assets and liabilities was primarily the result of a $21.9 million decrease in prepaid expenses and other current assets, net, primarily driven by a $25.0 million one-time payment pursuant to a settlement and license agreement entered into in December 2021, a $20.9 million increase in accounts payable and accrued liabilities, primarily due to increased personnel and increase in accrued and other liabilities, a $13.3 million decrease in accounts receivable, net, primarily driven by collection from our clinical and biopharmaceutical customers and receipt of royalty payments, and a $3.8 million decrease in other assets, net, partially offset by a $5.9 million increase in inventory, net, due to forecasted higher testing volumes, and increased inventory level to offset potential disruption in supply chain, and a $3.1 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Investing activities
Cash provided by investing activities during the three months ended March 31, 2023, was $157.2 million, which resulted primarily from maturities of marketable debt securities of $228.0 million, partially offset by purchases of marketable debt securities of $63.3 million, and purchases of property and equipment of $7.5 million.
Cash provided by investing activities during the three months ended March 31, 2022, was $110.8 million, which resulted primarily from maturities of marketable debt securities of $310.0 million, partially offset by purchases of marketable debt securities of $163.7 million, purchases of property and equipment of $22.7 million, and purchase of non-marketable equity securities and other related investments of $12.8 million.
Financing activities
Cash used in financing activities during the three months ended March 31, 2023, was $0.9 million, which was primarily attributable to taxes paid related to net share settlement of restricted stock units of $1.0 million, partially offset by proceeds from exercise of stock options of $0.2 million.
Cash used in financing activities during the three months ended March 31, 2022, was immaterial, which was primarily attributable to taxes paid related to net share settlement of restricted stock units of $1.0 million, partially offset by proceeds from exercise of stock options of $1.0 million.

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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed previously.
Recent accounting pronouncements
Not applicable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable debt securities and our indebtedness. As of March 31, 2023, we had cash and cash equivalents of $223.6 million held primarily in cash deposits and money market funds. Our marketable debt securities are held in U.S. government debt securities. As of March 31, 2023, we had short-term marketable debt securities of $713.4 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of March 31, 2023, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $2.7 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $2.7 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through March 31, 2023, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of March 31, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2023, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal 2023, there were no material changes to our previously disclosed risk factors.
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

GUARDANT HEALTH, INC.

Dated:	May 9, 2023	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2023	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2023	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)