Form 10-Q
period 2023-06-30
Guardant Health, Inc.
filed 2023-08-03
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of July 28, 2023, the registrant had 117,692,117 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$271,073	$141,647
Short-term marketable debt securities	953,776	869,584
Accounts receivable, net	86,468	97,256
Inventory, net	60,529	51,598
Prepaid expenses and other current assets, net	25,809	31,509
Total current assets	1,397,655	1,191,594
Property and equipment, net	155,741	167,920
Right-of-use assets, net	165,273	174,001
Intangible assets, net	10,361	11,727
Goodwill	3,290	3,290
Other assets, net	107,697	61,453
Total Assets	$1,840,017	$1,609,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$188,696	$175,817
Deferred revenue	12,237	17,403
Total current liabilities	200,933	193,220
Convertible senior notes, net	1,138,678	1,137,391
Long-term operating lease liabilities	198,230	210,015
Other long-term liabilities	9,450	9,179
Total Liabilities	1,547,291	1,549,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of June 30, 2023, and December 31, 2022; 117,662,134 and 102,619,383 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	1	1
Additional paid-in capital	2,169,911	1,742,114
Accumulated other comprehensive loss	(8,469)	(19,522)
Accumulated deficit	(1,868,717)	(1,662,413)
Total Stockholders’ Equity	292,726	60,180
Total Liabilities and Stockholders’ Equity	$1,840,017	$1,609,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Precision oncology testing	$125,244	$92,062	$238,637	$176,198
Development services and other	11,906	17,082	27,227	29,045
Total revenue	137,150	109,144	265,864	205,243
Costs and operating expenses:
Cost of precision oncology testing	49,357	34,375	94,463	65,059
Cost of development services and other	4,491	2,352	12,458	3,649
Research and development expense	90,359	85,455	183,487	167,212
Sales and marketing expense	71,043	73,603	147,166	138,035
General and administrative expense	41,516	43,680	81,961	84,947
Total costs and operating expenses	256,766	239,465	519,535	458,902
Loss from operations	(119,616)	(130,321)	(253,671)	(253,659)
Interest income	6,727	1,387	9,787	2,165
Interest expense	(645)	(645)	(1,289)	(1,289)
Other income (expense), net	41,259	378	39,605	330
Fair value adjustments of noncontrolling interest liability	—	(99,785)	—	(99,785)
Loss before provision for income taxes	(72,275)	(228,986)	(205,568)	(352,238)
Provision for income taxes	496	446	736	422
Net loss	$(72,771)	$(229,432)	$(206,304)	$(352,660)
Net loss per share, basic and diluted	$(0.67)	$(2.25)	$(1.95)	$(3.46)
Weighted-average shares used in computing net loss per share, basic and diluted	108,808	102,047	105,752	101,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(72,771)	$(229,432)	$(206,304)	$(352,660)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	4,933	(4,528)	12,468	(17,286)
Foreign currency translation adjustments	(1,252)	(1,419)	(1,415)	(2,211)
Other comprehensive income (loss)	3,681	(5,947)	11,053	(19,497)
Comprehensive loss	$(69,090)	$(235,379)	$(195,251)	$(372,157)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount

Balance as of April 1, 2023	102,708,305	$1	$1,763,544	$(12,150)	$(1,795,946)	$(44,551)
Issuance of common stock upon follow-on public offering, net of offering costs of $21,131	14,375,000	—	381,369	—	—	381,369
Issuance of common stock upon exercise of stock options	10,830	—	63	—	—	63
Vesting of restricted stock units	269,218	—	—	—	—	—
Common stock issued under employee stock purchase plan	298,781	—	6,697	—	—	6,697
Taxes paid related to net share settlement of restricted stock units	—	—	(4,116)	—	—	(4,116)
Stock-based compensation	—	—	22,354	—	—	22,354
Other comprehensive income	—	—	—	3,681	—	3,681
Net loss	—	—	—	—	(72,771)	(72,771)
Balance as of June 30, 2023	117,662,134	$1	$2,169,911	$(8,469)	$(1,868,717)	$292,726

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of April 1, 2022	101,895,835	$1	$1,682,406	$(18,314)	$(1,131,053)	$533,040
Issuance of common stock upon exercise of stock options	50,797	—	1,194	—	—	1,194
Vesting of restricted stock units	52,114	—	—	—	—	—
Common stock issued under employee stock purchase plan	188,110	—	5,742	—	—	5,742
Taxes paid related to net share settlement of restricted stock units	—	—	(1,222)	—	—	(1,222)
Stock-based compensation	—	—	25,544	—	—	25,544
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	(9,832)	—	—	(9,832)
Other comprehensive loss	—	—	—	(5,947)	—	(5,947)
Net loss	—	—	—	—	(229,432)	(229,432)
Balance as of June 30, 2022	102,186,856	$1	$1,703,832	$(24,261)	$(1,360,485)	$319,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of January 1, 2023	102,619,383	$1	$1,742,114	$(19,522)	$(1,662,413)	$60,180
Issuance of common stock upon follow-on public offering, net of offering costs of $21,131	14,375,000	—	381,369	—	—	381,369
Issuance of common stock upon exercise of stock options	31,879	—	220	—	—	220
Vesting of restricted stock units	337,091	—	—	—	—	—
Common stock issued under employee stock purchase plan	298,781	—	6,697	—	—	6,697
Taxes paid related to net share settlement of restricted stock units	—	—	(5,109)	—	—	(5,109)
Stock-based compensation	—	—	44,620	—	—	44,620
Other comprehensive income	—	—	—	11,053	—	11,053
Net loss	—	—	—	—	(206,304)	(206,304)
Balance as of June 30, 2023	117,662,134	$1	$2,169,911	$(8,469)	$(1,868,717)	$292,726

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of January 1, 2022	101,767,446	$1	$1,657,593	$(4,764)	$(1,007,825)	$645,005
Issuance of common stock upon exercise of stock options	156,015	—	2,157	—	—	2,157
Vesting of restricted stock units	75,285	—	—	—	—	—
Vesting of common stock exercised early	—	—	8	—	—	8
Common stock issued under employee stock purchase plan	188,110	—	5,742	—	—	5,742
Taxes paid related to net share settlement of restricted stock units	—	—	(2,179)	—	—	(2,179)
Stock-based compensation	—	—	50,343	—	—	50,343
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	(9,832)	—	—	(9,832)
Other comprehensive loss	—	—	—	(19,497)	—	(19,497)
Net loss	—	—	—	—	(352,660)	(352,660)
Balance as of June 30, 2022	102,186,856	$1	$1,703,832	$(24,261)	$(1,360,485)	$319,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022

OPERATING ACTIVITIES:
Net loss	$(206,304)	$(352,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,976	15,986
Operating lease costs	14,708	14,197
Contingent consideration	10	3,805
Stock-based compensation	44,620	50,343
Amortization of debt issuance costs	1,287	1,284
Amortization of (discount) premium on marketable debt securities	(3,085)	3,800
Unrealized gains on marketable equity securities	(67,879)	—
Impairment of non-marketable equity securities and other related assets	29,054	—
Fair value adjustments of noncontrolling interest liability	—	99,785
Other	98	20
Cash effect of changes in operating assets and liabilities:
Accounts receivable, net	10,695	2,355
Inventory, net	(8,931)	(29,218)
Prepaid expenses and other current assets, net	(891)	23,670
Other assets, net	1,700	4,301
Accounts payable and accrued liabilities	16,512	22,424
Operating lease liabilities	(14,970)	(6,595)
Deferred revenue	(6,056)	5,949
Net cash used in operating activities	(168,456)	(140,554)
INVESTING ACTIVITIES:
Purchase of marketable debt securities	(561,339)	(238,601)
Maturity of marketable debt securities	492,700	335,000
Purchase of non-marketable equity securities and other related assets	(1,227)	(12,750)
Purchase of property and equipment	(14,037)	(45,734)
Net cash (used in) provided by investing activities	(83,903)	37,915
FINANCING ACTIVITIES:
Payments made on finance lease obligations	(37)	(35)
Proceeds from issuance of common stock upon exercise of stock options	220	2,158
Proceeds from issuances of common stock under employee stock purchase plan	6,697	5,742
Taxes paid related to net share settlement of restricted stock units	(5,109)	(2,179)
Joint Venture Acquisition	—	(177,785)
Proceeds from follow-on public offering	402,500	—
Payment of offering costs related to follow-on public offering	(21,271)	—
Net cash provided by (used in) financing activities	383,000	(172,099)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,415)	(2,211)
Net increase (decrease) in cash, cash equivalents and restricted cash	129,226	(276,949)
Cash, cash equivalents and restricted cash—Beginning of period	141,948	492,288
Cash, cash equivalents and restricted cash—End of period	$271,174	$215,339

	Six Months Ended June 30,
	2023	2022

Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$1,964	$4,073
Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$2,151	$16,901
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	$—	$9,688
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$271,073	$215,169
Restricted cash – included in other assets, net	101	170
Total cash, cash equivalents and restricted cash	$271,174	$215,339
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
For early cancer detection, the Company has launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, the Company announced that the ECLIPSE study, an over 20,000 patient registrational study evaluating the performance of its Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, the Company submitted a premarket approval application for its Shield blood test to the FDA.
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
Restricted Cash
Restricted cash consists of payroll withholding related to the Company's enrollment in a voluntary disability insurance plan. Restricted cash balance was $0.1 million and $0.3 million as of June 30, 2023, and December 31, 2022, respectively, which was included in other assets, net in the accompanying condensed consolidated balance sheets.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity and other related investments totaled $4.2 million and $25.0 million as of June 30, 2023, and December 31, 2022, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.

Non-marketable securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, the Company recorded an impairment of $16.6 million and $22.1 million for the three and six months ended June 30, 2023 for one of its non-marketable equity security investments, included in other income (expense), net on the Company's condensed consolidated statement of operations. In addition, pursuant to one of the investments in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. In September 2022, the Company decided not to exercise such rights to purchase the investee and recorded an impairment of $5.3 million based on an independent third-party valuation. Pursuant to another investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the Company, on or before October 1, 2023, and acquired rights to obtain the exclusive license of the investee's certain technologies. In June 2023, the Company recorded an impairment of $7.0 million, included in other income (expense), net on the Company's condensed consolidated statement of operations. No other impairment or downward adjustments to the carrying value of non-marketable securities have been otherwise recorded.
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

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2023	December 31, 2022
	2023	2022	2023	2022

	(unaudited)				(unaudited)
Customer A	*	*	*	*	13%	12%
Customer B	32%	29%	32%	30%	12%	11%
Customer C	*	*	*	*	12%	*
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
The following table presents the receivable and the related credit loss amounts:

	June 30, 2023	December 31, 2022

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Gross Amount	$1,100	$—
Allowance for Credit Losses	(1,100)	—
Net Amount	$—	$—
Other assets:
Gross Amount	$3,700	$4,800
Allowance for Credit Losses	(3,700)	(4,800)
Net Amount	$—	$—
There were no activities for the allowance for credit losses during the three months ended June 30, 2023 and 2022. The following table summarizes the allowance for credit losses activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Allowance for credit losses—Beginning of period	$—	$—
Reclassification	1,100	1,100
Allowance for credit losses—End of period	$1,100	$1,100
Other assets:
Allowance for credit losses—Beginning of period	$4,800	$5,900
Reclassification	(1,100)	(1,100)
Allowance for credit losses—End of period	$3,700	$4,800
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of June 30, 2023, and December 31, 2022, the Company had unbilled receivables of $4.4 million and $5.4 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of June 30, 2023, and December 31, 2022, the Company had an immaterial allowance for credit losses related to its accounts receivable.

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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of June 30, 2023, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 2—12 years.
Post-acquisition Contingent Consideration
Post-acquisition contingent consideration is recognized over the service period, subject to meeting the respective service requirements and performance metrics. The Company recorded post-acquisition contingent consideration expense of $0.5 million and $0.2 million, for the three months ended June 30, 2023, and 2022, respectively, and $1.1 million and $2.3 million for the six months ended June 30, 2023, and 2022, respectively, in research and development expenses on the Company's condensed consolidated statement of operations.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of June 30, 2023 and December 31, 2022, the deferred revenue balance was $15.1 million and $21.2 million, respectively, of which $2.9 million and $3.8 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the six months ended June 30, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $11.8 million, and revenue recognized in the six months ended June 30, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $5.3 million, respectively.
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
The Company measures the grant date fair value of its service-based and performance-based restricted stock units issued to employees and non-employees based on the closing market price of the common stock on the date of grant. For restricted stock units with only service-based vesting conditions, compensation expense is recognized in the Company’s condensed consolidated statement of operations on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics, or PSUs, is calculated based upon expected achievement of the metrics specified in the grant, and is recognized in the Company’s condensed consolidated statement of operations using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. No stock-based compensation expense is recorded for PSUs, unless it is determined to be probable that the related performance metrics will be met. Any PSUs that remain unvested at the end of the performance period will be forfeited.
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

4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Machinery and equipment	$109,339	$95,764
Leasehold improvements	102,228	99,781
Computer hardware	31,898	29,744
Construction in progress	9,173	20,598
Furniture and fixtures	8,602	8,367
Computer software	1,970	1,797
Property and equipment, gross	$263,210	$256,051
Less: accumulated depreciation	(107,469)	(88,131)
Property and equipment, net	$155,741	$167,920
Depreciation expense related to property and equipment was $9.9 million and $8.1 million for the three months ended June 30, 2023, and 2022, respectively, and $19.6 million and $14.8 million for the six months ended June 30, 2023, and 2022, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Accounts payable	$79,784	$68,911
Accrued compensation	45,775	55,788
Operating lease liabilities	24,707	21,878
Others	38,430	29,240
Total accounts payable and accrued liabilities	$188,696	$175,817
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$61,999	$61,999	$—	$—
Commercial paper	143,686	—	143,686	—
Total cash equivalents	$205,685	$61,999	$143,686	$—

Commercial paper	$196,924	$—	$196,924	$—
U.S. government debt securities	756,852	—	756,852	—
Total short-term marketable debt securities	$953,776	$—	$953,776	$—

Long-term marketable equity securities	$86,171	$86,171	$—	$—
Total	$1,245,632	$148,170	$1,097,462	$—

Financial Liabilities:
Contingent consideration	$6,440	$—	$—	$6,440
Total	$6,440	$—	$—	$6,440

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$3,104	$3,104	$—	$—
U.S. government debt securities	14,987	—	14,987	—
Total cash equivalents	$18,091	$3,104	$14,987	$—

U.S. government debt securities	$869,584	$—	$869,584	$—
Total short-term marketable debt securities	$869,584	$—	$869,584	$—

Long-term marketable equity securities	$18,291	$18,291	$—	$—
Total	$905,966	$21,395	$884,571	$—

Financial Liabilities:
Contingent consideration	$6,430	$—	$—	$6,430
Total	$6,430	$—	$—	$6,430

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Commercial paper and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data and other observable inputs.
In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company is subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. As of June 30, 2023 and December 31, 2022, the balance of the investment in Lunit was $86.2 million and $18.3 million, respectively, included in other assets, net on the Company's condensed consolidated balance sheets. In addition, the Company recorded $64.0 million and $67.9 million unrealized gains on the investment in Lunit for the three and six months ended June 30, 2023, respectively, included in other income (expense), net on the Company's condensed consolidated statement of operations. The Company did not record any unrealized gains or losses on the investment in Lunit for the three and six months ended June 30, 2022.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of June 30, 2023 and December 31, 2022, the Company's contingent consideration liability was $6.4 million and $6.4 million, respectively, of which $4.9 million and $4.9 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets.
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
The following table summarizes the activities for the Level 3 financial instruments:

	Noncontrolling Interest Liability		Contingent Consideration
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2022	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Fair value — beginning of period	$78,000	$78,000	$6,130	$6,015	$6,430	$3,625
Increase in fair value	99,785	99,785	310	1,415	10	3,805
Settlement	(177,785)	(177,785)	—	—	—	—
Fair value — end of period	$—	$—	$6,440	$7,430	$6,440	$7,430
The Company considers the fair value of the Convertible Notes as of June 30, 2023, and December 31, 2022, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair value of the Convertible Notes.

The following tables summarize the Company’s cash equivalents and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$61,999	$—	$—	$61,999
Commercial paper	340,612	—	(2)	340,610
U.S. government debt securities	761,152	117	(4,417)	756,852
Total	$1,163,763	$117	$(4,419)	$1,159,461

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$3,104	$—	$—	$3,104
U.S. government debt securities	901,342	8	(16,779)	884,571
Total	$904,446	$8	$(16,779)	$887,675
The following tables present the estimated fair values and gross unrealized losses of the Company's marketable debt securities that have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(unaudited)
	(in thousands)
Commercial paper	$24,785	$(2)	$—	$—	$24,785	$(2)
U.S. government debt securities	$111,068	$(140)	$389,224	$(4,277)	$500,292	$(4,417)
Total	$135,853	$(142)	$389,224	$(4,277)	$525,077	$(4,419)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(in thousands)
U.S. government debt securities	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
Total	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
There have been no material realized gains or losses on marketable debt securities for the periods presented. The Company determined that it did have the ability and intent to hold all marketable debt securities that have been in a continuous loss position until maturity or recovery and the loss position was temporary due to market volatility, thus there has been no recognition of credit losses for the three and six months ended June 30, 2023, and 2022, respectively.

6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of June 30, 2023, and December 31, 2022:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(4,128)	$7,758	7.3
Non-compete agreements and other covenant rights	5,100	(3,164)	1,936	2.4
Acquired technology	1,600	(933)	667	0.8
Total intangible assets subject to amortization	18,586	(8,225)	10,361
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(8,225)	$13,651

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(3,579)	$8,307	7.8
Non-compete agreements and other covenant rights	5,100	(2,747)	2,353	2.9
Acquired technology	1,600	(533)	1,067	1.4
Total intangible assets subject to amortization	18,586	(6,859)	11,727
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(6,859)	$15,017
Amortization of finite-lived intangible assets was $0.7 million and $0.6 million for the three months ended June 30, 2023, and 2022, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2023, and 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2023	$1,381
2024	2,219
2025	1,670
2026	1,212
2027	1,107
2028 and thereafter	2,772
Total	$10,361
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
Since the 2027 Notes were not convertible as of June 30, 2023 and December 31, 2022, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(11,322)	(12,609)
Net carrying amount	$1,138,678	$1,137,391
The total estimated fair value of the 2027 Notes was $823.7 million and $717.5 million as of June 30, 2023, and December 31, 2022, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $1.3 million for the three and six months ended June 30, 2023 and 2022, respectively, which represented an effective interest rate of 0.2% and 0.2% for the three and six months ended June 30, 2023, and 2022, respectively.
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

8. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms of up to 10 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
Operating lease expense was $7.4 million and $7.2 million for the three months ended June 30, 2023, and 2022, respectively, and $14.7 million and $14.2 million for the six months ended June 30, 2023, and 2022, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	June 30, 2023	December 31, 2022
	(unaudited)
Weighted-average remaining lease term (in years)	8.7	9.1
Weighted-average discount rate	3.89%	3.93%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2023:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2023	$16,027
2024	33,582
2025	32,605
2026	27,776
2027	24,479
2028 and thereafter	125,157
Total operating lease payments	$259,626
Less: imputed interest	(36,689)
Total operating lease liabilities	$222,937
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
Intellectual Property Disputes
In August 2021, TwinStrand Biosciences, Inc., or TwinStrand Biosciences, and the University of Washington filed a patent infringement suit in the United States District Court for the District of Delaware alleging that the Company infringes U.S. Patent Nos. 10,287,631; 10,689,699; 10,752,951; and 10,760,127. The Company answered the complaint in October 2021, denying TwinStrand Biosciences’ allegations and asserted counterclaims of invalidity, unenforceability due to inequitable conduct and infringement of four of the Company’s patents. Discovery in the case has concluded, the parties have filed summary judgment motions, and trial is scheduled to commence in November 2023.
On August 1, 2023, the Company publicly announced that it entered into a Collaboration and Settlement Agreement, or the Collaboration Agreement, with Illumina, Inc., or Illumina. Under the terms of the Collaboration Agreement, the parties have agreed to extend their long-standing commercial relationship by agreeing to collaborate on the sharing of specimen samples in order to advance cancer research, and by entering into a new long-term purchase and supply commitment. Furthermore, the parties agreed to dismiss with prejudice the March 2022 lawsuit filed by Illumina in the U.S. District Court for the District of Delaware, Illumina, Inc. v. Guardant Health, Inc. et al, Case No. 1:22-cv-00334-GBW-CJB, including any allegations related to the subject intellectual property.
False Advertising Dispute
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company's motion to dismiss. The Company and Natera have both moved for summary judgment on various claims, with the court granting in part non-dispositive motions brought by each party. Trial is scheduled to commence in November 2023.
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
10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of June 30, 2023, and December 31, 2022, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	June 30, 2023	December 31, 2022
	(unaudited)
Shares underlying outstanding stock options	3,568,684	3,402,574
Shares underlying unvested restricted stock units	3,248,496	3,687,888
Market-based restricted stock units	2,260,764	2,260,764
Performance-based restricted stock units	451,664	341,713
Shares available for issuance under the 2018 Incentive Award Plan	8,920,920	5,438,296
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,845,724	1,118,311
Total	20,296,252	16,249,546
Follow-on Public Offering
In May 2023, the Company completed a follow-on underwritten public offering, in which it issued and sold 14,375,000 shares of its common stock at a price of $28.00 per share, and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million.
11.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan and the 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2023	5,438,296	3,402,574	$34.34	6.8	$39,749
2018 Plan annual increase(1)	3,689,000	—
Granted	(296,462)	296,462	32.18
Exercised	—	(31,879)	6.89
Canceled	97,736	(98,473)	67.61
Restricted stock units granted	(499,855)	—	—
Restricted stock units canceled	602,156	—	—
Performance-based restricted stock units granted	(126,041)	—	—
Performance-based restricted stock units canceled	16,090	—	—
Balance as of June 30, 2023	8,920,920	3,568,684	$33.49	6.6	$55,487
Vested and Exercisable as of June 30, 2023		2,232,274	$23.19	5.0	$53,053
(1)Effective as of January 1, 2023, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $0.3 million and $2.0 million for the three months ended June 30, 2023, and 2022, respectively, and $0.7 million and $9.3 million for the six months ended June 30, 2023, and 2022, respectively.

The weighted-average grant date fair value of options granted was $20.90 and $23.41 per share for the three months ended June 30, 2023, and 2022, respectively, and $20.75 and $23.67 per share for the six months ended June 30, 2023, and 2022, respectively.
Future stock-based compensation for unvested options as of June 30, 2023 was $39.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2023	3,687,888	$60.70
Granted	499,855	30.08
Vested and released	(337,091)	56.33
Canceled	(602,156)	57.89
Balance as of June 30, 2023	3,248,496	$56.97
Future stock-based compensation for unvested restricted stock units as of June 30, 2023 was $148.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant PSUs, under the 2018 Plan. The PSUs granted to employees consist of financial and/or operational metrics to be met over a performance period of approximately 0.3 to 4 years and an additional service period requirement of up to 2 years after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 0.3 to 4.5 years subject to meeting the respective performance metrics and service requirements.
In November 2020, and as part of these PSU programs, the Company granted PSUs consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of June 30, 2023, these PSUs had a grant-date fair value of approximately $27.3 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics was not determined to be probable as of June 30, 2023.
A summary of the Company’s PSU activity under the 2018 Plan and related information is as follows:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2023	341,713	$110.64
Granted	126,041	32.84
Canceled	(16,090)	118.41
Balance as of June 30, 2023	451,664	$88.65
Stock-based compensation recorded for the PSUs was $0.2 million and $0.3 million for the three months ended June 30, 2023, and 2022, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2023, and 2022, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of June 30, 2023 was $5.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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
On January 1, 2021, Tranche 1 of the MSUs became vested because it had met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. As of June 30, 2023 and December 31, 2022, 2,260,764 shares of market-based restricted stock units, with a weighted-average grant date fair value of $65.20 per share, were outstanding under the 2018 Plan. No MSUs were granted, vested or canceled during the six months ended June 30, 2023.
All three tranches of the MSUs were fully expensed as of June 30, 2022. Stock-based compensation for the MSUs was $7.6 million and $16.1 million for the three and six months ended June 30, 2022, which was recorded in general and administrative expenses on the Company's condensed consolidated statement of operations.
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

Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,176	$1,215	$2,378	$2,379
Cost of development services and other	477	—	951	—
Research and development expense	8,221	6,116	16,899	11,459
Sales and marketing expense	5,823	5,987	13,326	11,512
General and administrative expense	6,657	12,226	11,066	24,993
Total stock-based compensation expense	$22,354	$25,544	$44,620	$50,343
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

(unaudited)
Expected term (in years)	5.50 – 6.01	4.20 – 6.10	5.50 – 6.10	4.20 – 6.10
Expected volatility	69.5% – 70.5%	65.5% – 68.8%	69.5% – 70.5%	63.3% – 68.8%
Risk-free interest rate	3.4% – 4.0%	3.0% – 3.4%	3.4% – 4.2%	1.9% – 3.4%
Expected dividend yield	—%	—%	—%	—%
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
Shares of common stock purchased under the ESPP were 298,781 and 188,110 for the three and six months ended June 30, 2023 and 2022, respectively. The total compensation expense related to the ESPP was $1.4 million and $1.3 million for the three months ended June 30, 2023, and 2022, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2023, and 2022, respectively.
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
The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2023	2022

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	76.6%	92.0%
Risk-free interest rate	5.2%	1.5%
Expected dividend yield	—%	—%
As of June 30, 2023, the unrecognized stock-based compensation expense related to the ESPP was $1.2 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
12.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(72,771)	$(229,432)	$(206,304)	$(352,660)
Net loss per share, basic and diluted	$(0.67)	$(2.25)	$(1.95)	$(3.46)
Weighted-average shares used in computing net loss per share, basic and diluted	108,808	102,047	105,752	101,950

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	3,416	2,575	3,397	2,562
Restricted stock units	3,375	1,754	3,463	1,619
MSUs	2,261	2,261	2,261	2,261
PSUs	361	349	349	353
ESPP obligation	177	108	220	96
Convertible senior notes	8,225	8,225	8,225	8,225
Total	17,815	15,272	17,915	15,116
(1)    Excludes stock options of 483,693 shares of the Joint Venture's Class B common stock granted under the AMEA 2020 Plan as of June 30, 2022.
13.    Income Taxes
The income tax expense for the three and six months ended June 30, 2023 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three and six months ended June 30, 2023, and 2022, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
14.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
United States	$129,262	$100,836	$248,173	$191,707
International (1)	7,888	8,308	17,691	13,536
Total revenue	$137,150	$109,144	$265,864	$205,243
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2023, and 2022, respectively.
As of June 30, 2023, and December 31, 2022, 98% and 99%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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
We currently perform our tests in our laboratories located in Redwood City, California, and San Diego, California. Our Redwood City laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. Our San Diego laboratory is CAP-accredited, CLIA-certified and licensed in California. In addition, our Palo Alto, California laboratory is currently operated as a center for our research and technology development. We have also received CAP accreditation, and In Vitro Diagnostic, or IVD, sample processing approval from Japan's Ministry of Health, Labour and Welfare, or the MHLW, for our laboratory in Japan.
We generated total revenue of $137.2 million and $109.1 million for the three months ended June 30, 2023, and 2022, respectively, and $265.9 million and $205.2 million for the six months ended June 30, 2023, and 2022, respectively. We also incurred net losses of $72.8 million and $229.4 million for the three months ended June 30, 2023, and 2022, respectively, and $206.3 million and $352.7 million for the six months ended June 30, 2023, and 2022, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. In May 2023, we completed a follow-on underwritten public offering, in which we issued and sold 14,375,000 shares of our common stock at a price of $28.00 per share and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million. As of June 30, 2023, we had cash, cash equivalents and marketable debt securities of approximately $1.2 billion.

Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 43% and 45% of our precision oncology revenue from clinical customers during the three months ended June 30, 2023, and 2022, respectively, and approximately 44% and 45% of our precision oncology revenue from clinical customers for the six months ended June 30, 2023, and 2022, respectively.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payers' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration are recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in its reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the Centers for Medicare and Medicaid Services, or CMS, for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare has started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will apply until December 2023. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. In April 2023, Palmetto GBA conveyed coverage for our Guardant360 Response test for fee-for-service Medicare patients in the U.S. with metastatic or inoperable solid tumors who are on an immune checkpoint inhibitor therapy, tested four to ten weeks from therapy initiation. In July 2023, the MHLW granted national reimbursement approval for our Guardant360 CDx test for patients with advanced or metastatic solid tumor cancers in Japan. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received differs from the revenue recorded. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
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
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through June 30, 2023, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext, Guardant Reveal and Guardant360 Response clinical testing performed for qualifying patients. Revenue from clinical tests for patients covered by Medicare represented approximately 43% and 45% of our precision oncology revenue from clinical customers during the three months ended June 30, 2023, and 2022, respectively, and 44% and 45% of our precision oncology revenue from clinical customers during the six months ended June 30, 2023, and 2022, respectively.

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
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, fair value adjustments of marketable equity securities, impairment of non-marketable equity securities and other related assets, and non-recurring payments due and received in relation to the settlement of license and patent disputes. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$125,244	$92,062	$238,637	$176,198
Development services and other	11,906	17,082	27,227	29,045
Total revenue	137,150	109,144	265,864	205,243
Costs and operating expenses:
Cost of precision oncology testing(1)	49,357	34,375	94,463	65,059
Cost of development services and other(1)	4,491	2,352	12,458	3,649
Research and development expense(1)	90,359	85,455	183,487	167,212
Sales and marketing expense(1)	71,043	73,603	147,166	138,035
General and administrative expense(1)	41,516	43,680	81,961	84,947
Total costs and operating expenses	256,766	239,465	519,535	458,902
Loss from operations	(119,616)	(130,321)	(253,671)	(253,659)
Interest income	6,727	1,387	9,787	2,165
Interest expense	(645)	(645)	(1,289)	(1,289)
Other income (expense), net	41,259	378	39,605	330
Fair value adjustments of noncontrolling interest liability	—	(99,785)	—	(99,785)
Loss before provision for income taxes	(72,275)	(228,986)	(205,568)	(352,238)
Provision for income taxes	496	446	736	422
Net loss	$(72,771)	$(229,432)	$(206,304)	$(352,660)

(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,176	$1,215	$2,378	$2,379
Cost of development services and other	477	—	951	—
Research and development expense	8,221	6,116	16,899	11,459
Sales and marketing expense	5,823	5,987	13,326	11,512
General and administrative expense	6,657	12,226	11,066	24,993
Total stock-based compensation expense	$22,354	$25,544	$44,620	$50,343
In November 2020, we granted restricted stock units with certain performance metrics, or PSUs, consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of June 30, 2023, these PSUs had a grant-date fair value of approximately $27.3 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics was not determined to be probable as of June 30, 2023. At each reporting date, we will continue to assess the likelihood of the performance criteria being met and will record a cumulative catch-up adjustment should the achievement of the performance metrics be determined to be probable. For example, had the achievement of the performance metrics been determined to be probable as of June 30, 2023, we would have recorded a total charge of $16.1 million, of which $1.4 million would have been recorded to cost of development services and other, and $5.7 million, $5.8 million and $3.2 million would have been recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively, in the condensed consolidated statements of operations for the three months ended June 30, 2023. In addition, any of these PSUs that remain unvested at the end of the performance period would be forfeited.
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$125,244	$92,062	$33,182	36%
Development services and other	11,906	17,082	(5,176)	(30)%
Total revenue	$137,150	$109,144	$28,006	26%
Total revenue was $137.2 million for the three months ended June 30, 2023, compared to $109.1 million for the three months ended June 30, 2022, an increase of $28.0 million, or 26%.
Precision oncology testing revenue increased to $125.2 million for the three months ended June 30, 2023, from $92.1 million for the three months ended June 30, 2022, an increase of $33.2 million, or 36%.
Precision oncology revenue from tests for clinical customers was $100.2 million for the three months ended June 30, 2023, up 42% from $70.5 million for the three months ended June 30, 2022. This increase in clinical testing revenue was driven primarily by an increase in sample volume. Total tests for clinical customers increased to approximately 43,500 for the three months ended June 30, 2023, from approximately 29,300 for the three months ended June 30, 2022.
Precision oncology revenue from tests for biopharmaceutical customers was $25.0 million for the three months ended June 30, 2023, and $21.6 million for the three months ended June 30, 2022, respectively. This increase in revenue was primarily due to an increase in sample volume, including our GuardantINFINITY smart liquid biopsy test launched in September 2022. Total tests for biopharmaceutical customers increased to approximately 6,700 for the three months ended June 30, 2023, from approximately 6,000 for the three months ended June 30, 2022, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.

Development services and other revenue decreased to $11.9 million for the three months ended June 30, 2023, from $17.1 million for the three months ended June 30, 2022, a decrease of $5.2 million, or 30%. This decrease in development services and other revenue was primarily due to the timing and amount of milestones related to our partnership agreements and the change in companion diagnostics collaboration projects with biopharmaceutical customers during the three months ended June 30, 2023.
Cost of Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$49,357	$34,375	$14,982	44%
Cost of development services and other	4,491	2,352	2,139	91%
Total cost of revenue	$53,848	$36,727	$17,121	47%
Total cost of revenue was $53.8 million for the three months ended June 30, 2023, compared to $36.7 million for the three months ended June 30, 2022, an increase of $17.1 million, or 47%.
Cost of precision oncology testing was $49.4 million for the three months ended June 30, 2023, compared to $34.4 million for the three months ended June 30, 2022, an increase of $15.0 million, or 44%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volume, resulting in a $8.4 million increase in material costs, and a $5.0 million increase in production labor and overhead costs.
Cost of development services and other was $4.5 million for the three months ended June 30, 2023, compared to $2.4 million for the three months ended June 30, 2022, an increase of $2.1 million. This increase in cost of development services and other was primarily due to costs associated with providing screening testing services and our partnership agreements, partially offset by costs associated with our companion diagnostics collaboration projects with biopharmaceutical customers during the three months ended June 30, 2023.
Operating Expenses
Research and development expense

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Research and development	$90,359	$85,455	$4,904	6%
Research and development expenses were $90.4 million for the three months ended June 30, 2023, compared to $85.5 million for the three months ended June 30, 2022, an increase of $4.9 million, or 6%. This increase in research and development expense was primarily related to continued investment in the development of our technologies and products, and our clinical studies, resulting in an increase of $6.3 million in outside service fees, and an increase of $2.1 million in stock-based compensation, partially offset by a decrease of $3.4 million related to allocated facility and information technology infrastructure costs.
Sales and marketing expense

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$71,043	$73,603	$(2,560)	(3)%
Selling and marketing expenses were $71.0 million for the three months ended June 30, 2023, compared to $73.6 million for the three months ended June 30, 2022, a decrease of $2.6 million, or 3%. This decrease was primarily related to a decrease of $1.7 million in marketing activity related costs, and a decrease of $1.1 million in personnel costs.

General and administrative expense

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
General and administrative	$41,516	$43,680	$(2,164)	(5)%
General and administrative expenses were $41.5 million for the three months ended June 30, 2023, compared to $43.7 million for the three months ended June 30, 2022, a decrease of $2.2 million, or 5%. This decrease was primarily due to a decrease of $5.6 million in stock-based compensation, of which $7.6 million decrease was primarily related to the market-based restricted stock units issued to our Co-Chief Executive Officers which were fully expensed as of June 30, 2022, partially offset by an increase of $3.0 million in other legal expenses, and an increase of $2.4 million in professional service expenses related to outside legal, accounting, consulting and IT services.
Interest income

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest income	$6,727	$1,387	$5,340	385%
Interest income was $6.7 million for the three months ended June 30, 2023, compared to $1.4 million for the three months ended June 30, 2022, an increase of $5.3 million, primarily due to higher interest rates.
Interest expense

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest expense	$(645)	$(645)	$—	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the three months ended June 30, 2023, and 2022.
Other income (expense), net

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$41,259	$378	$40,881	*
*    Not meaningful
Other income (expense), net was a $41.3 million income for the three months ended June 30, 2023, compared to a $0.4 million income for the three months ended June 30, 2022, an increase of $40.9 million. This increase was primarily attributable to $64.0 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc., partially offset by $23.6 million of impairment recorded for our non-marketable equity security investments and other related assets, during the three months ended June 30, 2023.

Fair value adjustments of noncontrolling interest liability

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Fair value adjustments of noncontrolling interest liability	$—	$(99,785)	$99,785	(100)%
Fair value adjustments of noncontrolling interest liability for the three months ended June 30, 2022 was made as a result of the Joint Venture Acquisition completed in June 2022.
Provision for income taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$496	$446	$50	11%
*    Not meaningful
Provision for income taxes was immaterial for the three months ended June 30, 2023, and 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$238,637	$176,198	$62,439	35%
Development services and other	27,227	29,045	(1,818)	(6)%
Total revenue	$265,864	$205,243	$60,621	30%
Total revenue was $265.9 million for the six months ended June 30, 2023, compared to $205.2 million for the six months ended June 30, 2022, an increase of $60.6 million, or 30%.
Precision oncology testing revenue increased to $238.6 million for the six months ended June 30, 2023, from $176.2 million for the six months ended June 30, 2022, an increase of $62.4 million, or 35%.
Precision oncology revenue from tests for clinical customers was $191.7 million for the six months ended June 30, 2023, up 40% from $136.5 million for the six months ended June 30, 2022. This increase in clinical testing revenue was driven primarily by an increase in sample volume. Total tests for clinical customers increased to approximately 82,600 for the six months ended June 30, 2023, from approximately 56,400 for the six months ended June 30, 2022.
Precision oncology revenue from tests for biopharmaceutical customers was $46.9 million for the six months ended June 30, 2023, and $39.7 million for the six months ended June 30, 2022, respectively. This increase in revenue was primarily due to an increase in sample volume, including our GuardantINFINITY smart liquid biopsy test launched in September 2022. Total tests for biopharmaceutical customers increased to approximately 12,850 for the six months ended June 30, 2023, from approximately 11,100 for the six months ended June 30, 2022, primarily due to an increase in the number of biopharmaceutical customers and their contracted projects.
Development services and other revenue decreased to $27.2 million for the six months ended June 30, 2023, from $29.0 million for the six months ended June 30, 2022, a decrease of $1.8 million, or 6%. This decrease in development services and other revenue was primarily due to revenue decrease from our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers and our royalty agreements, partially offset by revenue increase from our partnership agreements during the six months ended June 30, 2023.

Cost of Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(dollars in thousands)
Cost of precision oncology testing	$94,463	$65,059	$29,404	45%
Cost of development services and other	12,458	3,649	8,809	241%
Total cost of revenue	$106,921	$68,708	$38,213	56%
Total cost of revenue was $106.9 million for the six months ended June 30, 2023, compared to $68.7 million for the six months ended June 30, 2022, an increase of $38.2 million, or 56%.
Cost of precision oncology testing was $94.5 million for the six months ended June 30, 2023, compared to $65.1 million for the six months ended June 30, 2022, an increase of $29.4 million, or 45%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volume, resulting in a $16.6 million increase in material costs, a $10.0 million increase in production labor and overhead costs, and a $2.4 million increase in other costs, including costs related to kits, freight and curation of test results for physicians.
Cost of development services and other was $12.5 million for the six months ended June 30, 2023, compared to $3.6 million for the six months ended June 30, 2022, an increase of $8.8 million. This increase in cost of development services and other was primarily due to costs associated with providing screening testing services and our partnership agreements, partially offset by costs associated with our companion diagnostics collaboration projects with biopharmaceutical customers during the six months ended June 30, 2023.
Operating Expenses
Research and development expense

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Research and development	$183,487	$167,212	$16,275	10%
Research and development expenses were $183.5 million for the six months ended June 30, 2023, compared to $167.2 million for the six months ended June 30, 2022, an increase of $16.3 million, or 10%. This increase in research and development expense was primarily related to continued investment in the development of our technologies and products, and our clinical studies, resulting in an increase of $15.2 million in outside service fees, an increase of $5.4 million in stock-based compensation, and an increase of $2.8 million in office and administrative costs, partially offset by a decrease of $6.5 million in material costs, and a decrease of $3.0 million related to allocated facility and information technology infrastructure costs.
Sales and marketing expense

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$147,166	$138,035	$9,131	7%
Selling and marketing expenses were $147.2 million for the six months ended June 30, 2023, compared to $138.0 million for the six months ended June 30, 2022, an increase of $9.1 million, or 7%. This increase was related to commercial infrastructure buildout and marketing activities to support existing products and new product launch, primarily resulting in an increase of $4.8 million in travel and accommodation costs, an increase of $2.7 million in personnel costs, and an increase of $1.8 million in stock-based compensation.

General and administrative expense

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
General and administrative	$81,961	$84,947	$(2,986)	(4)%
General and administrative expenses were $82.0 million for the six months ended June 30, 2023, compared to $84.9 million for the six months ended June 30, 2022, a decrease of $3.0 million, or 4%. This decrease was primarily due to a decrease of $13.9 million in stock-based compensation, of which $16.1 million decrease was primarily related to the market-based restricted stock units issued to our Co-Chief Executive Officers which were fully expensed as of June 30, 2022, and $2.3 million decrease was related to forfeitures, respectively, and a decrease of $3.8 million in acquisition related contingent consideration, partially offset by an increase of $7.5 million in severance costs related to a workforce reduction incurred in the first quarter of 2023, an increase of $3.1 million in personnel cost in line with our business expansion, an increase of $3.0 million in other legal expenses, and an increase of $2.9 million in professional service expenses related to outside legal, accounting, consulting and IT services.
Interest income

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest income	$9,787	$2,165	$7,622	352%
Interest income was $9.8 million for the six months ended June 30, 2023, compared to $2.2 million for the six months ended June 30, 2022, an increase of $7.6 million, primarily due to higher interest rates.
Interest expense

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,289)	$(1,289)	$—	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the six months ended June 30, 2023, and 2022.
Other income (expense), net

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$39,605	$330	$39,275	*
*    Not meaningful
Other income (expense), net was a $39.6 million income for the six months ended June 30, 2023, compared to a $0.3 million income for the six months ended June 30, 2022, an increase of $39.3 million. This increase was primarily attributable to $67.9 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc., partially offset by $29.1 million of impairment recorded for our non-marketable equity security investments and other related assets, during the six months ended June 30, 2023.

Fair value adjustments of noncontrolling interest liability

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Fair value adjustments of noncontrolling interest liability	$—	$(99,785)	$99,785	(100)%
Fair value adjustments of noncontrolling interest liability for the six months ended June 30, 2022 was made as a result of the Joint Venture Acquisition completed in June 2022.
Provision for income taxes

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$736	$422	$314	74%
Provision for income taxes was immaterial for the six months ended June 30, 2023, and 2022.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of June 30, 2023, we had an accumulated deficit of $1.9 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of June 30, 2023, we had cash and cash equivalents of $271.1 million and marketable debt securities of $953.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable debt securities consisting of United States treasury securities and commercial paper that can be immediately liquid.
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(168,456)	$(140,554)
Net cash (used in) provided by investing activities	$(83,903)	$37,915
Net cash provided by (used in) financing activities	$383,000	$(172,099)
Operating activities
Cash used in operating activities during the six months ended June 30, 2023, was $168.5 million, which resulted from a net loss of $206.3 million, and cash effect of net change in our operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $39.8 million. Non-cash charges primarily consisted of $44.6 million of stock-based compensation, $29.1 million of impairment of non-marketable equity securities and other related assets, $21.0 million of depreciation and amortization, and $14.7 million of operating lease costs, partially offset by $67.9 million of unrealized gains on marketable equity securities, and $3.1 million of amortization of discount on marketable debt securities. The cash effect of net change in our operating assets and liabilities was primarily the result of a $15.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $8.9 million increase in inventory, net, due to forecasted higher testing volumes, and increased inventory level to offset potential disruption in supply chain, and a $6.1 million decrease in deferred revenue, partially offset by a $16.5 million increase in accounts payable and accrued liabilities, and a $10.7 million decrease in accounts receivable, net.
Cash used in operating activities during the six months ended June 30, 2022 was $140.6 million, which resulted from a net loss of $352.7 million, partially offset by non-cash charges of $189.2 million and cash effect of net change in our operating assets and liabilities of $22.9 million. Non-cash charges primarily consisted of $99.8 million of fair value adjustments of noncontrolling interest liability in connection with the Joint Venture Acquisition, $50.3 million of stock-based compensation, $16.0 million of depreciation and amortization, $14.2 million of operating lease costs, $3.8 million of amortization of premium on marketable debt investments, and $3.8 million of revaluation adjustments to contingent consideration. The cash effect of net change in our operating assets and liabilities was primarily the result of a $23.7 million decrease in prepaid expenses and other current assets, net, primarily driven by a $25.0 million one-time payment pursuant to a settlement and license agreement entered into in December 2021, a $22.4 million increase in accounts payable and accrued liabilities, primarily due to increased personnel and increase in accrued and other liabilities, a $5.9 million increase in deferred revenue primarily due to upfront payments from international laboratory partners, and a $4.3 million decrease in other assets, net, partially offset by a $29.2 million increase in inventory, net, due to forecasted higher testing volumes, and increased inventory level to offset potential disruption in supply chain, and a $6.6 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Investing activities
Cash used in investing activities during the six months ended June 30, 2023, was $83.9 million, which resulted primarily from purchases of marketable debt securities of $561.3 million, and purchases of property and equipment of $14.0 million, partially offset by maturities of marketable debt securities of $492.7 million.
Cash provided by investing activities during the six months ended June 30, 2022, was $37.9 million, which resulted primarily from maturities of marketable debt securities of $335.0 million, partially offset by purchases of marketable debt securities of $238.6 million, purchases of property and equipment of $45.7 million, and purchase of non-marketable equity securities and other related investments of $12.8 million.
Financing activities
Cash provided by financing activities during the six months ended June 30, 2023, was $383.0 million, which was primarily attributable to gross proceeds from the follow-on public offering of $402.5 million, and proceeds from issuances of common stock under our employee stock purchase plan of $6.7 million, partially offset by payment of offering costs related to the follow-on public offering of $21.3 million, and taxes paid related to net share settlement of restricted stock units of $5.1 million.

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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed previously.
Recent accounting pronouncements
Not applicable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable debt securities and our indebtedness. As of June 30, 2023, we had cash and cash equivalents of $271.1 million held primarily in cash deposits, money market funds and commercial paper. Our marketable debt securities are held in U.S. government debt securities and commercial paper. As of June 30, 2023, we had short-term marketable debt securities of $953.8 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of June 30, 2023, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $3.0 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $3.0 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through June 30, 2023, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of June 30, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2023, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the second quarter of fiscal 2023, there were no material changes to our previously disclosed risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1	Executive Severance Plan					*
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

GUARDANT HEALTH, INC.

Dated:	August 3, 2023	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	August 3, 2023	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	August 3, 2023	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)