Form 10-Q
period 2023-09-30
Guardant Health, Inc.
filed 2023-11-06
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of October 31, 2023, the registrant had 117,992,240 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$457,339	$141,647
Short-term marketable debt securities	697,482	869,584
Accounts receivable, net	88,801	97,256
Inventory, net	77,036	51,598
Prepaid expenses and other current assets, net	26,239	31,509
Total current assets	1,346,897	1,191,594
Property and equipment, net	147,671	167,920
Right-of-use assets, net	161,668	174,001
Intangible assets, net	9,670	11,727
Goodwill	3,290	3,290
Other assets, net	128,035	61,453
Total Assets	$1,797,231	$1,609,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$205,266	$175,817
Deferred revenue	21,485	17,403
Total current liabilities	226,751	193,220
Convertible senior notes, net	1,139,322	1,137,391
Long-term operating lease liabilities	192,677	210,015
Other long-term liabilities	10,182	9,179
Total Liabilities	1,568,932	1,549,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of September 30, 2023, and December 31, 2022; 117,849,155 and 102,619,383 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	1	1
Additional paid-in capital	2,188,797	1,742,114
Accumulated other comprehensive loss	(5,680)	(19,522)
Accumulated deficit	(1,954,819)	(1,662,413)
Total Stockholders’ Equity	228,299	60,180
Total Liabilities and Stockholders’ Equity	$1,797,231	$1,609,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Precision oncology testing	$133,423	$102,054	$372,060	$278,252
Development services and other	9,607	15,350	36,834	44,395
Total revenue	143,030	117,404	408,894	322,647
Costs and operating expenses:
Cost of precision oncology testing	53,648	39,434	148,111	104,493
Cost of development services and other	3,966	1,062	16,424	4,711
Research and development expense	93,851	100,017	277,338	267,229
Sales and marketing expense	68,934	80,370	216,100	218,405
General and administrative expense	36,174	41,121	118,135	126,068
Total costs and operating expenses	256,573	262,004	776,108	720,906
Loss from operations	(113,543)	(144,600)	(367,214)	(398,259)
Interest income	11,690	1,754	21,477	3,919
Interest expense	(644)	(644)	(1,933)	(1,933)
Other income (expense), net	16,885	(18,389)	56,490	(18,059)
Fair value adjustments of noncontrolling interest liability	—	—	—	(99,785)
Loss before provision for income taxes	(85,612)	(161,879)	(291,180)	(514,117)
Provision for income taxes	490	115	1,226	537
Net loss	$(86,102)	$(161,994)	$(292,406)	$(514,654)
Net loss per share, basic and diluted	$(0.73)	$(1.58)	$(2.66)	$(5.04)
Weighted-average shares used in computing net loss per share, basic and diluted	117,736	102,289	109,791	102,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(86,102)	$(161,994)	$(292,406)	$(514,654)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	3,315	(2,062)	15,783	(19,348)
Foreign currency translation adjustments	(526)	(529)	(1,941)	(2,740)
Other comprehensive income (loss)	2,789	(2,591)	13,842	(22,088)
Comprehensive loss	$(83,313)	$(164,585)	$(278,564)	$(536,742)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of July 1, 2023	117,662,134	$1	$2,169,911	$(8,469)	$(1,868,717)	$292,726
Issuance of common stock upon exercise of stock options	8,989	—	70	—	—	70
Vesting of restricted stock units	178,032	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	—	—	(3,003)	—	—	(3,003)
Stock-based compensation	—	—	21,819	—	—	21,819
Other comprehensive income	—	—	—	2,789	—	2,789
Net loss	—	—	—	—	(86,102)	(86,102)
Balance as of September 30, 2023	117,849,155	$1	$2,188,797	$(5,680)	$(1,954,819)	$228,299

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of July 1, 2022	102,186,856	$1	$1,703,832	$(24,261)	$(1,360,485)	$319,087
Issuance of common stock upon exercise of stock options	51,338	—	347	—	—	347
Vesting of restricted stock units	175,444	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	—	—	(4,340)	—	—	(4,340)
Stock-based compensation	—	—	20,639	—	—	20,639
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	(4,403)	—	—	(4,403)
Other comprehensive loss	—	—	—	(2,591)	—	(2,591)
Net loss	—	—	—	—	(161,994)	(161,994)
Balance as of September 30, 2022	102,413,638	$1	$1,716,075	$(26,852)	$(1,522,479)	$166,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of January 1, 2023	102,619,383	$1	$1,742,114	$(19,522)	$(1,662,413)	$60,180
Issuance of common stock upon follow-on public offering, net of offering costs of $21,131	14,375,000	—	381,369	—	—	381,369
Issuance of common stock upon exercise of stock options	40,868	—	290	—	—	290
Vesting of restricted stock units	515,123	—	—	—	—	—
Common stock issued under employee stock purchase plan	298,781	—	6,697	—	—	6,697
Taxes paid related to net share settlement of restricted stock units	—	—	(8,112)	—	—	(8,112)
Stock-based compensation	—	—	66,439	—	—	66,439
Other comprehensive income	—	—	—	13,842	—	13,842
Net loss	—	—	—	—	(292,406)	(292,406)
Balance as of September 30, 2023	117,849,155	$1	$2,188,797	$(5,680)	$(1,954,819)	$228,299

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of January 1, 2022	101,767,446	$1	$1,657,593	$(4,764)	$(1,007,825)	$645,005
Issuance of common stock upon exercise of stock options	207,353	—	2,504	—	—	2,504
Vesting of restricted stock units	250,729	—	—	—	—	—
Vesting of common stock exercised early	—	—	8	—	—	8
Common stock issued under employee stock purchase plan	188,110	—	5,742	—	—	5,742
Taxes paid related to net share settlement of restricted stock units	—	—	(6,519)	—	—	(6,519)
Stock-based compensation	—	—	70,982	—	—	70,982
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	(14,235)	—	—	(14,235)
Other comprehensive loss	—	—	—	(22,088)	—	(22,088)
Net loss	—	—	—	—	(514,654)	(514,654)
Balance as of September 30, 2022	102,413,638	$1	$1,716,075	$(26,852)	$(1,522,479)	$166,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022

OPERATING ACTIVITIES:
Net loss	$(292,406)	$(514,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,013	25,793
Operating lease costs	22,146	21,394
Contingent consideration	230	4,195
Stock-based compensation	66,439	70,982
Amortization of debt issuance costs	1,931	1,926
Amortization of (discount) premium on marketable debt securities	(10,913)	3,366
Unrealized (gains) losses on marketable equity securities	(84,513)	13,230
Impairment of non-marketable equity securities and other related assets	29,054	5,261
Fair value adjustments of noncontrolling interest liability	—	99,785
Other	104	23
Cash effect of changes in operating assets and liabilities:
Accounts receivable, net	8,360	11,431
Inventory, net	(25,435)	(32,375)
Prepaid expenses and other current assets, net	(2,558)	28,387
Other assets, net	2,280	4,770
Accounts payable and accrued liabilities	26,577	46,713
Operating lease liabilities	(22,724)	(12,993)
Deferred revenue	3,168	4,052
Net cash used in operating activities	(246,247)	(218,714)
INVESTING ACTIVITIES:
Purchase of marketable debt securities	(629,902)	(238,601)
Maturity of marketable debt securities	828,700	398,000
Purchase of non-marketable equity securities and other related assets	(5,593)	(12,750)
Purchase of property and equipment	(16,409)	(67,460)
Net cash provided by investing activities	176,796	79,189
FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	290	2,505
Proceeds from issuances of common stock under employee stock purchase plan	6,697	5,742
Taxes paid related to net share settlement of restricted stock units	(8,112)	(6,519)
Proceeds from follow-on public offering	402,500	—
Payment of offering costs related to follow-on public offering	(20,478)	—
Joint Venture Acquisition	—	(177,785)
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	(14,236)
Other	5,910	(1,118)
Net cash provided by (used in) financing activities	386,807	(191,411)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,941)	(2,740)
Net increase (decrease) in cash, cash equivalents and restricted cash	315,415	(333,676)

	Nine Months Ended September 30,
	2023	2022

Cash, cash equivalents and restricted cash—Beginning of period	141,948	492,288
Cash, cash equivalents and restricted cash—End of period	$457,363	$158,612

Supplemental Disclosures of Noncash Investing and Financing Activities:
Operating lease liabilities arising from obtaining right-of-use assets	$3,716	$4,073
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,805	$8,914
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$457,339	$158,310
Restricted cash – included in other assets, net	24	302
Total cash, cash equivalents and restricted cash	$457,363	$158,612
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
For early cancer detection, the Company has launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, the Company announced that the ECLIPSE study, an over 40,000 patient registrational study evaluating the performance of its Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, the Company submitted a premarket approval application for its Shield blood test to the FDA.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, estimation of credit losses, standalone selling price allocation included in contracts with multiple performance obligations, goodwill and identifiable intangible assets, stock-based compensation, incremental borrowing rate for operating leases, contingencies, certain inputs into the provision for income taxes, including related reserves, valuation of non-marketable securities, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
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
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity and other related investments totaled $8.6 million and $25.0 million as of September 30, 2023, and December 31, 2022, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.
Non-marketable securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, the Company recorded an impairment of $22.1 million for the nine months ended September 30, 2023 for one of its non-marketable equity security investments, included in other income (expense), net on the Company's condensed consolidated statement of operations. In addition, pursuant to one of the investments in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. In September 2022, the Company decided not to exercise such rights to purchase the investee and recorded an impairment of $5.3 million based on an independent third-party valuation. Pursuant to another investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the Company, on or before October 1, 2023, and acquired rights to obtain the exclusive license of the investee's certain technologies. In June 2023, the Company decided not to exercise such rights and recorded an impairment of $7.0 million, included in other income (expense), net on the Company's condensed consolidated statement of operations for the nine months ended September 30, 2023. No other impairment or downward adjustments to the carrying value of non-marketable securities have been otherwise recorded.

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

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2023	December 31, 2022
	2023	2022	2023	2022

	(unaudited)				(unaudited)
Customer A	*	*	*	*	*	12%
Customer B	33%	30%	32%	30%	12%	11%
Customer C	*	*	*	*	12%	*
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

The following table presents the receivable and the related credit loss amounts:

	September 30, 2023	December 31, 2022

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Gross Amount	$1,100	$—
Allowance for Credit Losses	(1,100)	—
Net Amount	$—	$—
Other assets:
Gross Amount	$3,700	$4,800
Allowance for Credit Losses	(3,700)	(4,800)
Net Amount	$—	$—
There were no activities for the allowance for credit losses during the three months ended September 30, 2023 and 2022. The following table summarizes the allowance for credit losses activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(unaudited)
	(in thousands)
Prepaid expenses and other current assets:
Allowance for credit losses—Beginning of period	$—	$—
Reclassification	1,100	1,100
Allowance for credit losses—End of period	$1,100	$1,100
Other assets:
Allowance for credit losses—Beginning of period	$4,800	$5,900
Reclassification	(1,100)	(1,100)
Allowance for credit losses—End of period	$3,700	$4,800
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of September 30, 2023, and December 31, 2022, the Company had unbilled receivables of $5.6 million and $5.4 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of September 30, 2023, and December 31, 2022, the Company had an immaterial allowance for credit losses related to its accounts receivable.

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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of September 30, 2023, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 2—12 years.
Post-acquisition Contingent Consideration
Post-acquisition contingent consideration is recognized over the service period, subject to meeting the respective service requirements and performance metrics. The Company recorded post-acquisition contingent consideration expense of $0.5 million and $0.4 million, for the three months ended September 30, 2023, and 2022, respectively, and $1.6 million and $2.7 million for the nine months ended September 30, 2023, and 2022, respectively, in research and development expenses on the Company's condensed consolidated statement of operations.
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

Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of September 30, 2023 and December 31, 2022, the deferred revenue balance was $24.4 million and $21.2 million, respectively, of which $2.9 million and $3.8 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the nine months ended September 30, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $12.7 million, and revenue recognized in the nine months ended September 30, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $7.7 million, respectively.
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
Research and Development Expenses
Research and development expenses are comprised of costs incurred to develop technology and include compensation and benefits, reagents and supplies used in research and development laboratory work, infrastructure expenses, including facility occupancy and information technology costs, contract services and other outside costs. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Costs to develop the Company’s technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs.
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

The Company measures the grant date fair value of its service-based and performance-based restricted stock units issued to employees and non-employees based on the closing market price of the common stock on the date of grant. For restricted stock units with only service-based vesting conditions, compensation expense is recognized in the Company’s condensed consolidated statement of operations on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics, or PSUs, is calculated based upon expected achievement of the metrics specified in the grant, and is recognized in the Company’s condensed consolidated statement of operations using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. No stock-based compensation expense is recorded for PSUs, unless it is determined to be probable that the related performance metrics will be met. Any PSUs that remain unvested at the end of the performance period will be forfeited. Forfeitures are accounted for as they occur.
Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method or the as-if converted method, as appropriate. For purposes of this calculation, stock options, restricted stock units, shares issuable pursuant to the employee stock purchase plan, and contingently issuable shares under the convertible senior notes are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
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

4.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Machinery and equipment	$113,777	$95,764
Leasehold improvements	102,957	99,781
Computer hardware	32,606	29,744
Construction in progress	4,958	20,598
Furniture and fixtures	8,719	8,367
Computer software	2,308	1,797
Property and equipment, gross	$265,325	$256,051
Less: accumulated depreciation	(117,654)	(88,131)
Property and equipment, net	$147,671	$167,920
Depreciation expense related to property and equipment was $10.3 million and $9.1 million for the three months ended September 30, 2023, and 2022, respectively, and $29.9 million and $23.9 million for the nine months ended September 30, 2023, and 2022, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Accounts payable	$77,828	$68,911
Accrued compensation	62,676	55,788
Operating lease liabilities	26,356	21,878
Others	38,406	29,240
Total accounts payable and accrued liabilities	$205,266	$175,817
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$375,756	$375,756	$—	$—
Total cash equivalents	$375,756	$375,756	$—	$—

Commercial paper	$124,469	$—	$124,469	$—
U.S. government debt securities	573,013	—	573,013	—
Total short-term marketable debt securities	$697,482	$—	$697,482	$—

Long-term marketable equity securities	$102,804	$102,804	$—	$—
Total	$1,176,042	$478,560	$697,482	$—

Financial Liabilities:
Contingent consideration	$6,660	$—	$—	$6,660
Total	$6,660	$—	$—	$6,660

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$3,104	$3,104	$—	$—
U.S. government debt securities	14,987	—	14,987	—
Total cash equivalents	$18,091	$3,104	$14,987	$—

U.S. government debt securities	$869,584	$—	$869,584	$—
Total short-term marketable debt securities	$869,584	$—	$869,584	$—

Long-term marketable equity securities	$18,291	$18,291	$—	$—
Total	$905,966	$21,395	$884,571	$—

Financial Liabilities:
Contingent consideration	$6,430	$—	$—	$6,430
Total	$6,430	$—	$—	$6,430

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
In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company is subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. As of September 30, 2023 and December 31, 2022, the balance of the investment in Lunit was $102.8 million and $18.3 million, respectively, included in other assets, net on the Company's condensed consolidated balance sheets. In addition, the Company recorded $16.6 million and $84.5 million unrealized gains on the investment in Lunit for the three and nine months ended September 30, 2023, respectively, and recorded $13.2 million unrealized losses on the investment in Lunit for the three and nine months ended September 30, 2022, respectively, included in other income (expense), net on the Company's condensed consolidated statement of operations.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and change in estimated contingent consideration to be paid are included in operating expenses in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of September 30, 2023 and December 31, 2022, the Company's contingent consideration liability was $6.7 million and $6.4 million, respectively, of which $5.2 million and $4.9 million is considered long-term and was recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets.
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
The following table summarizes the activities for the Level 3 financial instruments:

	Noncontrolling Interest Liability	Contingent Consideration
	Nine Months Ended September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Fair value — beginning of period	$78,000	$6,440	$7,430	$6,430	$3,625
Increase in fair value	99,785	220	390	230	4,195
Settlement	(177,785)	—	(1,500)	—	(1,500)
Fair value — end of period	$—	$6,660	$6,320	$6,660	$6,320
The Company considers the fair value of the Convertible Notes as of September 30, 2023, and December 31, 2022, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair value of the Convertible Notes.

The following tables summarize the Company’s cash equivalents and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market fund	$375,756	$—	$—	$375,756
Commercial paper	124,469	—	—	124,469
U.S. government debt securities	574,001	31	(1,019)	573,013
Total	$1,074,226	$31	$(1,019)	$1,073,238

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$3,104	$—	$—	$3,104
U.S. government debt securities	901,342	8	(16,779)	884,571
Total	$904,446	$8	$(16,779)	$887,675
The following tables present the estimated fair values and gross unrealized losses of the Company's marketable debt securities that have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(unaudited)
	(in thousands)
U.S. government debt securities	$96,885	$(92)	$161,618	$(927)	$258,503	$(1,019)
Total	$96,885	$(92)	$161,618	$(927)	$258,503	$(1,019)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(in thousands)
U.S. government debt securities	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
Total	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
There have been no material realized gains or losses on marketable debt securities for the periods presented. The Company determined that it did have the ability and intent to hold all marketable debt securities that have been in a continuous loss position until maturity or recovery and the loss position was temporary due to market volatility, thus there has been no recognition of credit losses for the three and nine months ended September 30, 2023, and 2022, respectively.

6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of September 30, 2023, and December 31, 2022:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(4,407)	$7,479	7.0
Non-compete agreements and other covenant rights	5,100	(3,376)	1,724	2.2
Acquired technology	1,600	(1,133)	467	0.6
Total intangible assets subject to amortization	18,586	(8,916)	9,670
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(8,916)	$12,960

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(3,579)	$8,307	7.8
Non-compete agreements and other covenant rights	5,100	(2,747)	2,353	2.9
Acquired technology	1,600	(533)	1,067	1.4
Total intangible assets subject to amortization	18,586	(6,859)	11,727
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(6,859)	$15,017
Amortization of finite-lived intangible assets was $0.7 million and $0.7 million for the three months ended September 30, 2023, and 2022, respectively, and $2.1 million and $1.8 million for the nine months ended September 30, 2023, and 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2023	$690
2024	2,219
2025	1,670
2026	1,212
2027	1,107
2028 and thereafter	2,772
Total	$9,670
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
Since the 2027 Notes were not convertible as of September 30, 2023 and December 31, 2022, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
	(unaudited)
	(in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(10,678)	(12,609)
Net carrying amount	$1,139,322	$1,137,391
The total estimated fair value of the 2027 Notes was $794.3 million and $717.5 million as of September 30, 2023, and December 31, 2022, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $1.9 million for the three and nine months ended September 30, 2023 and 2022, respectively, which represented an effective interest rate of 0.2% and 0.2% for the three and nine months ended September 30, 2023, and 2022, respectively.
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
Operating lease expense was $7.4 million and $7.2 million for the three months ended September 30, 2023, and 2022, respectively, and $22.1 million and $21.4 million for the nine months ended September 30, 2023, and 2022, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	September 30, 2023	December 31, 2022
	(unaudited)
Weighted-average remaining lease term (in years)	8.5	9.1
Weighted-average discount rate	3.89%	3.93%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2023:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2023	$8,632
2024	34,158
2025	33,195
2026	28,148
2027	24,479
2028 and thereafter	125,157
Total operating lease payments	$253,769
Less: imputed interest	(34,736)
Total operating lease liabilities	$219,033
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
Intellectual Property Disputes
In August 2021, TwinStrand Biosciences, Inc., or TwinStrand Biosciences, and the University of Washington filed a patent infringement suit in the United States District Court for the District of Delaware alleging that the Company infringes U.S. Patent Nos. 10,287,631; 10,689,699; 10,752,951; and 10,760,127. The Company answered the complaint in October 2021, denying TwinStrand Biosciences’ allegations and asserted counterclaims of invalidity, unenforceability due to inequitable conduct and infringement of four of the Company’s patents. Discovery in the case has concluded. In October 2023, the court dismissed with prejudice TwinStrand’s infringement claims related to U.S. Patent Nos. 10,689,699 and 10,752,95. The parties have filed summary judgment motions, which are still pending, and trial is scheduled to commence in November 2023.
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
False Advertising Dispute
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company's motion to dismiss. The Company and Natera have both moved for summary judgment on various claims, with the court granting in part non-dispositive motions brought by each party. Trial is scheduled to commence in March 2024.
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

10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of September 30, 2023, and December 31, 2022, no dividends on the Company's common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	September 30, 2023	December 31, 2022
	(unaudited)
Shares underlying outstanding stock options	3,701,331	3,402,574
Shares underlying unvested restricted stock units	3,112,975	3,687,888
Market-based restricted stock units	2,260,764	2,260,764
Performance-based restricted stock units	424,177	341,713
Shares available for issuance under the 2018 Incentive Award Plan	8,764,260	5,438,296
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,845,724	1,118,311
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	5,000,000	—
Total	25,109,231	16,249,546
Follow-on Public Offering
In May 2023, the Company completed a follow-on underwritten public offering, in which it issued and sold 14,375,000 shares of its common stock at a price of $28.00 per share, and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million.
11.    Stock-Based Compensation
2023 Employment Inducement Incentive Award Plan
In August 2023, the Company’s Board of Directors adopted the 2023 Employment Inducement Incentive Award Plan, or the 2023 Plan, under which the Company reserved 5,000,000 shares of its common stock to be used exclusively for grants of awards to its new employees as an inducement material to the employee’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Plan was approved by the Board of Directors without stockholder approval in accordance with such rule. In addition, the Company will continue to grant equity incentive awards to its employees and non-employees under the 2018 Plan.

Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan, the 2018 Plan, and the 2023 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2023	5,438,296	3,402,574	$34.34	6.8	$39,749
2018 Plan annual increase(1)	3,689,000	—
Shares authorized under the 2023 Plan	5,000,000	—
Granted	(534,552)	534,552	34.55
Exercised	—	(40,868)	7.08
Canceled	194,190	(194,927)	65.89
Restricted stock units granted	(724,469)	—	—
Restricted stock units canceled	787,694	—	—
Performance-based restricted stock units granted	(126,041)	—	—
Performance-based restricted stock units canceled	40,142	—	—
Balance as of September 30, 2023	13,764,260	3,701,331	$33.01	6.5	$43,284
Vested and Exercisable as of September 30, 2023		2,253,535	$23.79	4.9	$42,275
(1)Effective as of January 1, 2023, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $0.2 million and $2.3 million for the three months ended September 30, 2023, and 2022, respectively, and $0.9 million and $11.5 million for the nine months ended September 30, 2023, and 2022, respectively.
The weighted-average grant date fair value of options granted was $24.42 and $33.66 per share for the three months ended September 30, 2023, and 2022, respectively, and $22.39 and $26.49 per share for the nine months ended September 30, 2023, and 2022, respectively.
Future stock-based compensation for unvested options as of September 30, 2023 was $38.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan and the 2018 Plan and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2023	3,687,888	$60.70
Granted	724,469	32.38
Vested and released	(511,688)	62.83
Canceled	(787,694)	60.16
Balance as of September 30, 2023	3,112,975	$53.90

Future stock-based compensation for unvested restricted stock units as of September 30, 2023 was $135.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.
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
In November 2020, and as part of these PSU programs, the Company granted PSUs consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of September 30, 2023, these PSUs had a grant-date fair value of approximately $25.7 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics was not determined to be probable as of September 30, 2023.
A summary of the Company’s PSU activity under the 2018 Plan and related information is as follows:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2023	341,713	$110.64
Granted	126,041	32.84
Vested and released	(3,435)	32.86
Canceled	(40,142)	94.56
Balance as of September 30, 2023	424,177	$89.67
Stock-based compensation recorded for the PSUs was $0.8 million and $0.4 million for the three months ended September 30, 2023, and 2022, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2023, and 2022, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of September 30, 2023 was $4.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.
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
On January 1, 2021, Tranche 1 of the MSUs became vested because it had met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. As of September 30, 2023 and December 31, 2022, 2,260,764 shares of market-based restricted stock units, with a weighted-average grant date fair value of $65.20 per share, were outstanding under the 2018 Plan. No MSUs were granted, vested or canceled during the nine months ended September 30, 2023.
All three tranches of the MSUs were fully expensed as of June 30, 2022. Stock-based compensation for the MSUs was $16.1 million for the nine months ended September 30, 2022, which was recorded in general and administrative expenses on the Company's condensed consolidated statement of operations.
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
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense including the Joint Venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,092	$1,316	$3,470	$3,695
Cost of development services and other	436	—	1,387	—
Research and development expense	8,491	7,044	25,390	18,503
Sales and marketing expense	5,061	6,466	18,387	17,978
General and administrative expense	6,739	5,813	17,805	30,806
Total stock-based compensation expense	$21,819	$20,639	$66,439	$70,982

Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)
Expected term (in years)	5.97	5.94 – 6.02	5.50 – 6.10	5.50 – 6.10
Expected volatility	69.4%	66.8% – 67.3%	69.4% – 70.5%	63.3% – 67.3%
Risk-free interest rate	4.2%	2.9%	3.4% – 4.2%	1.9% – 3.4%
Expected dividend yield	—%	—%	—%	—%
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

Shares of common stock purchased under the ESPP were nil for the three months ended September 30, 2023, and 2022, respectively, and 298,781 and 188,110 for the nine months ended September 30, 2023, and 2022, respectively. The total compensation expense related to the ESPP was $0.8 million and $0.9 million for the three months ended September 30, 2023, and 2022, respectively, and $3.8 million and $3.2 million for the nine months ended September 30, 2023, and 2022, respectively.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
No stock purchase rights were granted for the three months ended September 30, 2023, and 2022. The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2022

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	76.6%	92.0%
Risk-free interest rate	5.2%	1.5%
Expected dividend yield	—%	—%
As of September 30, 2023, the unrecognized stock-based compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
12.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(86,102)	$(161,994)	$(292,406)	$(514,654)
Net loss per share, basic and diluted	$(0.73)	$(1.58)	$(2.66)	$(5.04)
Weighted-average shares used in computing net loss per share, basic and diluted	117,736	102,289	109,791	102,065

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Stock options issued and outstanding (1)	3,662	2,861	3,485	2,662
Restricted stock units	3,219	2,789	3,382	2,009
MSUs	2,261	2,261	2,261	2,261
PSUs	438	363	379	356
ESPP obligation	132	118	191	104
Convertible senior notes	8,225	8,225	8,225	8,225
Total	17,937	16,617	17,923	15,617
(1)    Excludes stock options of 483,693 shares of the Joint Venture's Class B common stock granted under the AMEA 2020 Plan before the settlement of the tender offer in July 2022.
13.    Income Taxes
The income tax expense for the three and nine months ended September 30, 2023 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three and nine months ended September 30, 2023, and 2022, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
14.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
United States	$135,735	$111,096	$383,908	$302,803
International (1)	7,295	6,308	24,986	19,844
Total revenue	$143,030	$117,404	$408,894	$322,647
(1)    No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2023, and 2022, respectively.
As of September 30, 2023, and December 31, 2022, 98% and 99%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

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
For early cancer detection, we have launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, an over 40,000 patient registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application for our Shield blood test to the FDA. We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay.
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

We generated total revenue of $143.0 million and $117.4 million for the three months ended September 30, 2023, and 2022, respectively, and $408.9 million and $322.6 million for the nine months ended September 30, 2023, and 2022, respectively. We also incurred net losses of $86.1 million and $162.0 million for the three months ended September 30, 2023, and 2022, respectively, and $292.4 million and $514.7 million for the nine months ended September 30, 2023, and 2022, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. In May 2023, we completed a follow-on underwritten public offering, in which we issued and sold 14,375,000 shares of our common stock at a price of $28.00 per share and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million. As of September 30, 2023, we had cash, cash equivalents and marketable debt securities of approximately $1.2 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 45% and 46% of our precision oncology revenue from clinical customers during the three months ended September 30, 2023, and 2022, respectively, and approximately 44% and 45% of our precision oncology revenue from clinical customers for the nine months ended September 30, 2023, and 2022, respectively.
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
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced that the ECLIPSE study, an over 40,000 patient registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a premarket approval application for our Shield blood test to the FDA. In addition, to evaluate the performance of our investigational, next-generation Shield assay in detecting lung cancer in high-risk individuals ages 50-80, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. The study is anticipated to run in approximately 100 centers in the United States and Europe. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
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

In December 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our digital sequencing platform became available at the VHIO testing facility in Spain. In October 2021, we signed a partnership agreement with The Royal Marsden NHS Foundation Trust, or Royal Marsden, a premier cancer center within the United Kingdom for patient care, research and teaching of all types of cancer, and in April 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Royal Marsden testing facility in the United Kingdom.
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
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers. In the United States, through September 30, 2023, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext, Guardant Reveal and Guardant360 Response clinical testing performed for qualifying patients. Revenue from clinical tests for patients covered by Medicare represented approximately 45% and 46% of our precision oncology revenue from clinical customers during the three months ended September 30, 2023, and 2022, respectively, and 44% and 45% of our precision oncology revenue from clinical customers during the nine months ended September 30, 2023, and 2022, respectively.

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
Research and development expense. Research and development expenses consist of costs incurred to develop technology and include salaries and benefits including stock-based compensation, reagents and supplies used in research and development laboratory work, infrastructure expenses, including facility occupancy and information technology costs, contract services, other outside costs and costs to develop our technology capabilities. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical companies before technological feasibility has been achieved. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Costs to develop our technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to innovate and develop additional products, expand our genomic and medical data management resources and conduct our ongoing and new clinical studies.
Sales and marketing expense. Our sales and marketing expenses are expensed as incurred and include costs associated with our sales organization, including our direct sales force and sales management, client services, marketing and reimbursement, medical affairs, as well as business development personnel who are focused on our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, travel expenses and stock-based compensation, as well as marketing, sales incentives, and educational activities and overhead expenses. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of our tests.

General and administrative expense. Our general and administrative expenses include costs for our executive, accounting and finance, information technology, legal and human resources functions. These expenses consist principally of salaries, bonuses, employee benefits, travel expenses and stock-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs and overhead expenses. In addition, our general and administrative expenses also include severance costs related to workforce reduction. We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses being incurred.
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
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$133,423	$102,054	$372,060	$278,252
Development services and other	9,607	15,350	36,834	44,395
Total revenue	143,030	117,404	408,894	322,647
Costs and operating expenses:
Cost of precision oncology testing(1)	53,648	39,434	148,111	104,493
Cost of development services and other(1)	3,966	1,062	16,424	4,711
Research and development expense(1)	93,851	100,017	277,338	267,229
Sales and marketing expense(1)	68,934	80,370	216,100	218,405
General and administrative expense(1)	36,174	41,121	118,135	126,068
Total costs and operating expenses	256,573	262,004	776,108	720,906
Loss from operations	(113,543)	(144,600)	(367,214)	(398,259)
Interest income	11,690	1,754	21,477	3,919
Interest expense	(644)	(644)	(1,933)	(1,933)
Other income (expense), net	16,885	(18,389)	56,490	(18,059)
Fair value adjustments of noncontrolling interest liability	—	—	—	(99,785)
Loss before provision for income taxes	(85,612)	(161,879)	(291,180)	(514,117)
Provision for income taxes	490	115	1,226	537
Net loss	$(86,102)	$(161,994)	$(292,406)	$(514,654)

(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,092	$1,316	$3,470	$3,695
Cost of development services and other	436	—	1,387	—
Research and development expense	8,491	7,044	25,390	18,503
Sales and marketing expense	5,061	6,466	18,387	17,978
General and administrative expense	6,739	5,813	17,805	30,806
Total stock-based compensation expense	$21,819	$20,639	$66,439	$70,982
In November 2020, we granted restricted stock units with certain performance metrics, or PSUs, consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of September 30, 2023, these PSUs had a grant-date fair value of approximately $25.7 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics was not determined to be probable as of September 30, 2023. At each reporting date, we will continue to assess the likelihood of the performance criteria being met and will record a cumulative catch-up adjustment should the achievement of the performance metrics be determined to be probable. For example, had the achievement of the performance metrics been determined to be probable as of September 30, 2023, we would have recorded a total charge of $16.6 million, of which $1.6 million would have been recorded to cost of development services and other, and $6.2 million, $5.3 million and $3.5 million would have been recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively, in the condensed consolidated statements of operations for the three months ended September 30, 2023. In addition, any of these PSUs that remain unvested at the end of the performance period would be forfeited.
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$133,423	$102,054	$31,369	31%
Development services and other	9,607	15,350	(5,743)	(37)%
Total revenue	$143,030	$117,404	$25,626	22%
Total revenue was $143.0 million for the three months ended September 30, 2023, compared to $117.4 million for the three months ended September 30, 2022, an increase of $25.6 million, or 22%.
Precision oncology testing revenue increased to $133.4 million for the three months ended September 30, 2023, from $102.1 million for the three months ended September 30, 2022, an increase of $31.4 million, or 31%.
Precision oncology revenue from tests for clinical customers was $103.9 million for the three months ended September 30, 2023, up 34% from $77.8 million for the three months ended September 30, 2022. This increase in clinical testing revenue was driven primarily by an increase in sample volume. Total tests for clinical customers increased to approximately 43,900 for the three months ended September 30, 2023, from approximately 32,400 for the three months ended September 30, 2022. In addition, our clinical testing revenue for the three months ended September 30, 2023 includes a payment of $3.6 million from Medicare related to a successful appeal for claims dated between 2018 and 2020.

Precision oncology revenue from tests for biopharmaceutical customers was $29.5 million for the three months ended September 30, 2023, up 22% from $24.2 million for the three months ended September 30, 2022. This increase in revenue was due to an increase in sample volume and an increase in average selling price which was primarily resulted from the change in product mix. Total tests for biopharmaceutical customers increased to approximately 7,500 for the three months ended September 30, 2023, from approximately 6,750 for the three months ended September 30, 2022.
Development services and other revenue decreased to $9.6 million for the three months ended September 30, 2023, from $15.4 million for the three months ended September 30, 2022, a decrease of $5.7 million. This decrease in development services and other revenue was primarily due to the timing and amount of milestones related to our partnership agreements and companion diagnostics collaboration projects with biopharmaceutical customers, as well as a reduction in royalty revenue during the three months ended September 30, 2023.
Cost of Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$53,648	$39,434	$14,214	36%
Cost of development services and other	3,966	1,062	2,904	273%
Total cost of revenue	$57,614	$40,496	$17,118	42%
Total cost of revenue was $57.6 million for the three months ended September 30, 2023, compared to $40.5 million for the three months ended September 30, 2022, an increase of $17.1 million, or 42%.
Cost of precision oncology testing was $53.6 million for the three months ended September 30, 2023, compared to $39.4 million for the three months ended September 30, 2022, an increase of $14.2 million, or 36%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volume, resulting in a $7.4 million increase in material costs, and a $5.2 million increase in production labor and overhead costs.
Cost of development services and other was $4.0 million for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2022, an increase of $2.9 million. This increase in cost of development services and other was primarily due to costs associated with providing screening testing services during the three months ended September 30, 2023.
Operating Expenses
Research and development expense

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Research and development	$93,851	$100,017	$(6,166)	(6)%
Research and development expenses were $93.9 million for the three months ended September 30, 2023, compared to $100.0 million for the three months ended September 30, 2022, a decrease of $6.2 million, or 6%. This decrease was primarily due to a decrease of $6.1 million in facility and information technology infrastructure costs, a decrease of $2.0 million in material costs, and a decrease of $1.3 million in personnel costs, partially offset by an increase of $2.1 million in office and administrative costs.
Sales and marketing expense

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$68,934	$80,370	$(11,436)	(14)%

Selling and marketing expenses were $68.9 million for the three months ended September 30, 2023, compared to $80.4 million for the three months ended September 30, 2022, a decrease of $11.4 million, or 14%. This decrease was primarily due to a decrease of $2.7 million in personnel costs, a decrease of $2.2 million in marketing activity related costs, and a decrease of $2.0 million in facility and information technology infrastructure costs.
General and administrative expense

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
General and administrative	$36,174	$41,121	$(4,947)	(12)%
General and administrative expenses were $36.2 million for the three months ended September 30, 2023, compared to $41.1 million for the three months ended September 30, 2022, a decrease of $4.9 million, or 12%. This decrease was primarily due to a decrease of $4.4 million in professional service expenses related to outside legal, accounting, consulting and IT services.
Interest income

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest income	$11,690	$1,754	$9,936	566%
Interest income was $11.7 million for the three months ended September 30, 2023, compared to $1.8 million for the three months ended September 30, 2022, an increase of $9.9 million, primarily attributable to higher interest rates.
Interest expense

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest expense	$(644)	$(644)	$—	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the three months ended September 30, 2023, and 2022.
Other income (expense), net

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$16,885	$(18,389)	$35,274	*
*    Not meaningful
Other income (expense), net was a $16.9 million income for the three months ended September 30, 2023, primarily attributable to $16.6 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc. during the period. Other income (expense), net was a $18.4 million expense for the three months ended September 30, 2022, primarily due to $13.2 million of unrealized losses recorded for our marketable equity security investment in Lunit, Inc., and $5.3 million of impairment recorded for our non-marketable security investments during the period.
Provision for income taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$490	$115	$375	326%
*    Not meaningful
Provision for income taxes was immaterial for the three months ended September 30, 2023, and 2022.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$372,060	$278,252	$93,808	34%
Development services and other	36,834	44,395	(7,561)	(17)%
Total revenue	$408,894	$322,647	$86,247	27%
Total revenue was $408.9 million for the nine months ended September 30, 2023, compared to $322.6 million for the nine months ended September 30, 2022, an increase of $86.2 million, or 27%.
Precision oncology testing revenue increased to $372.1 million for the nine months ended September 30, 2023, from $278.3 million for the nine months ended September 30, 2022, an increase of $93.8 million, or 34%.
Precision oncology revenue from tests for clinical customers was $295.7 million for the nine months ended September 30, 2023, up 38% from $214.3 million for the nine months ended September 30, 2022. This increase in clinical testing revenue was driven primarily by an increase in sample volume. Total tests for clinical customers increased to approximately 126,500 for the nine months ended September 30, 2023, from approximately 88,800 for the nine months ended September 30, 2022. In addition, our clinical testing revenue for the nine months ended September 30, 2023 includes a payment of $3.6 million from Medicare related to a successful appeal for claims dated between 2018 and 2020.
Precision oncology revenue from tests for biopharmaceutical customers was $76.4 million for the nine months ended September 30, 2023, up 20% from $63.9 million for the nine months ended September 30, 2022. This increase in revenue was primarily due to an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 20,350 for the nine months ended September 30, 2023, from approximately 17,850 for the nine months ended September 30, 2022.
Development services and other revenue decreased to $36.8 million for the nine months ended September 30, 2023, from $44.4 million for the nine months ended September 30, 2022, a decrease of $7.6 million. This decrease in development services and other revenue was primarily due to the timing and amount of milestones related to our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers and a reduction in royalty revenue, partially offset by revenue increase from our partnership agreements during the nine months ended September 30, 2023.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(dollars in thousands)
Cost of precision oncology testing	$148,111	$104,493	$43,618	42%
Cost of development services and other	16,424	4,711	11,713	249%
Total cost of revenue	$164,535	$109,204	$55,331	51%

Total cost of revenue was $164.5 million for the nine months ended September 30, 2023, compared to $109.2 million for the nine months ended September 30, 2022, an increase of $55.3 million, or 51%.
Cost of precision oncology testing was $148.1 million for the nine months ended September 30, 2023, compared to $104.5 million for the nine months ended September 30, 2022, an increase of $43.6 million, or 42%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volume, resulting in a $24.0 million increase in material costs, a $15.2 million increase in production labor and overhead costs, and a $3.8 million increase in other costs, including costs related to collection kits, freight and professional services.
Cost of development services and other was $16.4 million for the nine months ended September 30, 2023, compared to $4.7 million for the nine months ended September 30, 2022, an increase of $11.7 million. This increase in cost of development services and other was primarily due to costs associated with providing screening testing services and our partnership agreements, partially offset by costs associated with our companion diagnostics collaboration projects with biopharmaceutical customers during the nine months ended September 30, 2023.
Operating Expenses
Research and development expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Research and development	$277,338	$267,229	$10,109	4%
Research and development expenses were $277.3 million for the nine months ended September 30, 2023, compared to $267.2 million for the nine months ended September 30, 2022, an increase of $10.1 million, or 4%. This increase in research and development expense was primarily related to continued investment in the development of our technologies and products, and our clinical studies, resulting in an increase of $14.0 million in outside service fees, an increase of $6.9 million in stock-based compensation, an increase of $5.0 million in office and administrative costs, and an increase of $2.4 million in depreciation and amortization, partially offset by a decrease of $9.0 million in facility and information technology infrastructure costs, and a decrease of $8.6 million in material costs.
Sales and marketing expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$216,100	$218,405	$(2,305)	(1)%
Selling and marketing expenses were $216.1 million for the nine months ended September 30, 2023, compared to $218.4 million for the nine months ended September 30, 2022, a decrease of $2.3 million, or 1%. This decrease was primarily due to a decrease of $3.7 million in marketing activity related costs, and a decrease of $2.2 million in facility and information technology infrastructure costs, partially offset by an increase of $3.2 million in travel and accommodation costs.

General and administrative expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
General and administrative	$118,135	$126,068	$(7,933)	(6)%
General and administrative expenses were $118.1 million for the nine months ended September 30, 2023, compared to $126.1 million for the nine months ended September 30, 2022, a decrease of $7.9 million, or 6%. This decrease was primarily due to a decrease of $13.0 million in stock-based compensation, of which $16.1 million decrease was related to the market-based restricted stock units issued to our Co-Chief Executive Officers which were fully expensed as of June 30, 2022, and $2.3 million decrease was related to forfeitures, respectively, a decrease of $4.0 million in acquisition related contingent consideration, and a decrease of $2.1 million in facility and information technology infrastructure costs, partially offset by an increase of $7.5 million in severance costs related to a workforce reduction incurred in the first quarter of 2023, an increase of $3.4 million in personnel cost in line with our business expansion, and an increase of $3.0 million in other legal expenses.
Interest income

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest income	$21,477	$3,919	$17,558	448%
Interest income was $21.5 million for the nine months ended September 30, 2023, compared to $3.9 million for the nine months ended September 30, 2022, an increase of $17.6 million, primarily attributable to higher interest rates.
Interest expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,933)	$(1,933)	$—	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the nine months ended September 30, 2023, and 2022.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$56,490	$(18,059)	$74,549	*
*    Not meaningful
Other income (expense), net was a $56.5 million income for the nine months ended September 30, 2023, primarily attributable to $84.5 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc., partially offset by $29.1 million of impairment recorded for our non-marketable equity security investments and other related assets during the period. Other income (expense), net was a $18.1 million expense for the nine months ended September 30, 2022, primarily due to $13.2 million of unrealized losses recorded for our marketable equity security investment in Lunit, Inc., and $5.3 million of impairment recorded for our non-marketable security investments during the period.

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
Provision for income taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$1,226	$537	$689	128%
Provision for income taxes was immaterial for the nine months ended September 30, 2023, and 2022.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of September 30, 2023, we had an accumulated deficit of $2.0 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of September 30, 2023, we had cash and cash equivalents of $457.3 million and marketable debt securities of $697.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable debt securities consisting of United States treasury securities and commercial paper that can be immediately liquid.
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
If our available cash, cash equivalents and marketable debt securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2022, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(246,247)	$(218,714)
Net cash provided by investing activities	$176,796	$79,189
Net cash provided by (used in) financing activities	$386,807	$(191,411)
Operating activities
Cash used in operating activities during the nine months ended September 30, 2023, was $246.2 million, which resulted from a net loss of $292.4 million, and cash effect of net change in our operating assets and liabilities of $10.3 million, partially offset by non-cash charges of $56.5 million. Non-cash charges primarily consisted of $66.4 million of stock-based compensation, $32.0 million of depreciation and amortization, $29.1 million of impairment on non-marketable equity security investments and other related assets, and $22.1 million of operating lease costs, partially offset by $84.5 million of unrealized gains on marketable equity security investment in Lunit, inc., and $10.9 million of amortization of discount on marketable debt securities. The cash effect of net change in our operating assets and liabilities was primarily the result of a $25.4 million increase in inventory, net, due to forecasted higher testing volumes, and a $22.7 million payment of operating lease liabilities net of receipt of tenant improvement allowance, partially offset by a $26.6 million increase in accounts payable and accrued liabilities, primarily due to increased purchases of goods and services, a $8.4 million decrease in accounts receivable, net, and a $3.2 million increase in deferred revenue.
Cash used in operating activities during the nine months ended September 30, 2022 was $218.7 million, which resulted from a net loss of $514.7 million, partially offset by non-cash charges of $246.0 million and cash effect of net change in our operating assets and liabilities of $50.0 million. Non-cash charges primarily consisted of $99.8 million of fair value adjustments of noncontrolling interest liability in connection with the Joint Venture Acquisition, $71.0 million of stock-based compensation, $25.8 million of depreciation and amortization, $21.4 million of operating lease costs, $13.2 million of unrealized losses on marketable equity security investment in Lunit, inc., $5.3 million of impairment on non-marketable equity security investments, $4.2 million of revaluation adjustments to acquisition related contingent consideration, and $3.4 million of amortization of premium on marketable debt securities. The cash effect of net change in our operating assets and liabilities was primarily the result of a $46.7 million increase in accounts payable and accrued liabilities, primarily due to increased purchases of goods and services and increased personnel, a $28.4 million decrease in prepaid expenses and other current assets, net, primarily driven by a $25.0 million one-time payment pursuant to a settlement and license agreement entered into in December 2021, a $11.4 million decrease in accounts receivable, a $4.8 million decrease in other assets, net, and a $4.1 million increase in deferred revenue, partially offset by a $32.4 million increase in inventory, net, due to forecasted higher testing volumes, and increased inventory level to offset potential disruption in supply chain, and a $13.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Investing activities
Cash provided by investing activities during the nine months ended September 30, 2023, was $176.8 million, which resulted primarily from maturities of marketable debt securities of $828.7 million, partially offset by purchases of marketable debt securities of $629.9 million, purchases of property and equipment of $16.4 million, and purchases of non-marketable equity securities and other related assets of $5.6 million.
Cash provided by investing activities during the nine months ended September 30, 2022, was $79.2 million, which resulted primarily from maturities of marketable debt securities of $398.0 million, partially offset by purchases of marketable debt securities of $238.6 million, purchases of property and equipment of $67.5 million, and purchases of non-marketable equity securities and other related assets of $12.8 million.

Financing activities
Cash provided by financing activities during the nine months ended September 30, 2023, was $386.8 million, which was primarily attributable to gross proceeds from the follow-on public offering of $402.5 million, and proceeds from issuances of common stock under our employee stock purchase plan of $6.7 million, partially offset by payment of offering costs related to the follow-on public offering of $20.5 million, and taxes paid related to net share settlement of restricted stock units of $8.1 million.
Cash used in financing activities during the nine months ended September 30, 2022, was $191.4 million, which was primarily attributable to consideration payment for the Joint Venture Acquisition of $177.8 million, payment for the tender offer in connection with the Joint Venture Acquisition and acquisition related costs of $14.2 million, and taxes paid related to net share settlement of restricted stock units of $6.5 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $5.7 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed previously.
Recent accounting pronouncements
Not applicable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable debt securities and our indebtedness. As of September 30, 2023, we had cash and cash equivalents of $457.3 million held primarily in cash deposits and money market funds. Our marketable debt securities are held in U.S. government debt securities and commercial paper. As of September 30, 2023, we had short-term marketable debt securities of $697.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2023, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.9 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.9 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

Foreign currency risk
The majority of our revenue is generated in the United States. Through September 30, 2023, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of September 30, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2023, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the third quarter of fiscal 2023, there were no material changes to our previously disclosed risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1#	2023 Employment Inducement Incentive Award Plan, as approved on August 2, 2023					*
10.2#	Form of Stock Option Grant Notice and Restricted Stock Unit Grant Notice under the 2023 Employment Inducement Incentive Award Plan					*
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

GUARDANT HEALTH, INC.

Dated:	November 6, 2023	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2023	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2023	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)