Form 10-K
period 2023-12-31
Guardant Health, Inc.
filed 2024-02-22
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.1 billion (based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2023 of $35.80 per share).

As of February 16, 2024, the registrant had 121,712,724 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2024, or the 2024 Annual Meeting, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

GUARDANT HEALTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2023

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
PART I
Item 1. Business
Overview
We are a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. We are transforming patient care by providing critical insights into what drives disease through our advanced blood and tissue tests and real-world data. Our tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and helping doctors select the best treatment for patients with advanced cancer. For patients with advanced-stage cancer, we have commercially launched Guardant360 laboratory developed test, or LDT, and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. We have also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging.
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
For early cancer detection, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application, or PMA, for our Shield blood test to the FDA. The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee intends to review the PMA. We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay.

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
▪building on our regulatory and commercial infrastructure to accelerate new product launches and drive commercial efficiencies; and
▪using our strategic relationships, including our partnerships with cancer centers, research organizations and laboratory companies in Europe and Asia, to drive global commercialization of our products.
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

Therapy Selection
Guardant360 CDx Test
We believe our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the FDA, and is the market leading comprehensive liquid biopsy test, based on the number of tests ordered. Our Guardant360 CDx test is a 55-gene test to provide tumor mutation profiling to be used by qualified health professionals in accordance with professional guidelines in oncology for cancer patients with any solid malignant neoplasm. Our Guardant360 CDx test has also been approved by the FDA for use as a companion diagnostic to identify NSCLC patients who may benefit from treatment with TAGRISSO® (osimertinib), RYBREVANT® (amivantamab-vjmw), LUMAKRASTM (sotorasib) and ENHERTU® (fam-trastuzumab deruxtecan-nxki), and breast cancer patients who may benefit from treatment with ORSERDUTM (elacestrant), marketed by biopharmaceutical companies. Additional gene content and immune-oncology biomarkers (e.g. microsatellite instability, or MSI) are reported in a professional services compendium to the FDA approved CDx report. Results are typically delivered within seven days following receipt of sample and delivered by a clinical report.
Guardant360 LDT
The number of personalized therapy options for advanced cancer patients continues to grow, giving patients who may have cycled through standard of care therapies additional options. Our Guardant360 LDT test measures 80+ cancer-related genes and supports new guideline-recommended biomarkers, to help inform which therapy may be effective for advanced stage cancer patients with solid tumors, without the need to obtain archival tissue or subject the patient to another invasive biopsy. Results are typically delivered within ten days following receipt of sample and delivered by a clinical report.
Guardant360 Response Test
Our Guardant360 Response test is the first blood-only liquid biopsy that enables doctors to view molecular response, or changes in circulating tumor DNA, or ctDNA, levels, from a simple blood draw to potentially gain early insight regarding patient response to treatment. For doctors, knowing early and confidently if a patient’s treatment is working is critical in deciding whether to continue, stop, or explore other options. Studies across cancers and therapies show the Guardant360 Response test predicted treatment response eight weeks earlier than current standard-of-care radiological and imaging scans.
Guardant360 TissueNext Test
To complement our liquid biopsy-based products, Guardant360 TissueNext, our first tissue-based test, is designed to identify patients with advanced cancer who may benefit from biomarker-informed treatment. Tissue genotyping is currently widely available to physicians and patients. We believe many tissue genotyping products currently available to physicians and patients have experienced long delays in getting results to physicians and high failure rates because of the inability to obtain enough tissue or high-quality DNA for analysis. Such delay or inability to produce results from tissue genotyping can adversely affect providing the right treatment to patients at the right time. We therefore believe our Guardant360 TissueNext test, together with our liquid biopsy-based products, have the potential to help address the challenges with tissue genotyping products currently in the market.
Recurring Monitoring / Minimum Residual Disease
Guardant Reveal Test
In the management of early-stage cancer, current tools do not identify all high-risk patients who will benefit from adjuvant therapy or detect recurrence early enough when it is most curable. We plan to address this need, first in early-stage colorectal, breast and lung cancers, with our Guardant Reveal test for residual disease and recurrence monitoring. We believe the Guardant Reveal test has the potential to enable oncologists to improve the care of early-stage cancer patients by correctly identifying more high-risk patients than clinicopathologic review alone and by detecting recurrent disease months earlier than current standard of care methods like imaging carcinoembryonic antigen tests. We believe the Guardant Reveal test can improve turnaround by simultaneously interrogating both genomic and epigenomic signals from a single blood draw without the need for tissue. Similar to our data development effort for our Guardant360 tests, we are investing heavily in establishing clinical validity and utility for the use of Guardant Reveal in adjuvant treatment settings. We also believe our Guardant Reveal test may help biopharmaceutical companies identify new drug development opportunities. In return, these relationships could help us establish clinical utility for our tests and create new testing opportunities related to emerging therapies.

Screening
Shield Test
According to American Cancer Society: Colorectal Cancer Facts & Figures 2023-2025, it is estimated that only 59% of adults at 45 years and older are screened despite compelling evidence that routine cancer screening can reduce colorectal cancer mortality. Therefore, we believe that there is a critical need to develop products to expand precision oncology to earlier stage cancer settings. These products could enable clinicians to precisely detect, and intervene in the disease evolution when the disease is more likely to be curable, key to significantly improving patient clinical outcomes.
In order to systematically address this need, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. Our research and development results to date indicate that somatic signatures alone may be insufficient for detection of early-stage cancers with high sensitivity. For this reason, we have incorporated epigenomic signatures to enhance the performance of our Shield assay in these settings. In December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the Centers for Medicare and Medicaid Services, or CMS, for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a PMA for our Shield blood test to the FDA. The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee intends to review the PMA.
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
Biopharmaceutical Offerings
GuardantOMNI Test
Our GuardantOMNI test covers 500 genes, including genes associated with homologous recombination repair deficiency and biomarkers for immuno-oncology applications, such as tumor mutational burden and microsatellite instability. The test has a significantly larger genomic panel footprint than the Guardant360 LDT test and has achieved comparable analytical performance in clinical studies, with the implemented additional enhancements to the assay efficiency and bioinformatics analysis to improve the sensitivity of our GuardantOMNI test. These enhancements are critical in the context of using the GuardantOMNI test in the retrospective testing of clinical study samples for translational science applications in collaboration with biopharmaceutical customers, as those samples are often available with only a limited volume of plasma. Validation data indicates that the GuardantOMNI test exceeds the Guardant360 LDT test’s sensitivity for detecting clinically actionable biomarkers. At the same time, broader panel-wide performance of small variants is roughly similar to that of Guardant360 LDT test. In addition, the broad genomic footprint of our GuardantOMNI test enables accurate measurement of tumor mutational burden.

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
GuardantConnect
Because cancer patients often exhaust standard of care treatment options as the disease progresses and guidelines recommend clinical studies for cancer patients, clinical study matching is an acute need in oncology. At the same time, biopharmaceutical companies need to fill clinical studies that require screening hundreds of thousands of patients. Despite these needs, clinical study enrollment in oncology has severely lagged, with only approximately 6.3% of cancer patients enrolling in clinical studies. GuardantConnect is our integrated software-based solution designed for our clinical and biopharmaceutical customers, seeking to connect patients tested with our assays with actionable alterations with potentially relevant clinical studies.
GuardantINFORM
GuardantINFORM complements our core diagnostic business with aggregated data obtained through real world genomic testing matched with clinically relevant information, which enables important insights into disease progression and treatment impact that can be fed back into drug discovery and development as well as clinical research and practice. Given the trend for oncologists to use liquid biopsy to monitor changes over time, our GuardantINFORM database uniquely provides longitudinal biological insight to go alongside longitudinal clinical outcomes, which is particularly valuable for a disease characterized by resistance, and for which testing will move earlier and earlier in the cancer journey.
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

Clinical Studies and Publications
We are proactively pursuing studies to support the use of our tests as a preferred alternative or complementary to tissue testing to inform first line treatment right after diagnosis and at time of disease progression, with the goal to provide evidence that our tests detect genomic alterations at a similar rate compared to standard of care tissue testing and detects mutations that may not be detected by tissue based testing in the United States, Europe and Asia. Such a strategy is predicated on the tests’ ability to offer accurate, reliable and fast guideline-directed comprehensive genotyping for all adult solid tumors without exposing patients to invasive biopsy procedures’ risks, delays or chance of failure. We publish peer-reviewed studies in order to influence treatment guidelines, to educate clinicians and other oncology stakeholders about the value proposition of our test and to set the stage for reimbursement with private and public payers. We have over 140 targeted therapy outcomes studies, more than 450 peer-reviewed publications and more than 900 scientific abstracts.
Commercialization
Successful commercial adoption of our tests by clinicians and biopharmaceutical companies is critical to our business. For clinicians, endorsement by KOLs, utilization by academic centers and inclusion in national treatment guidelines are important, especially for adoption in the local community setting. We believe that our relationships with key stakeholders across the oncology space have helped facilitate the use of our tests by clinicians and biopharmaceutical companies.
U.S. clinical commercial efforts
We sell our tests to clinical customers in the United States through our targeted sales organization. Our clinician-focused sales organization in the United States is engaged in sales efforts and promotional activities primarily targeting oncologists and cancer centers. Our sales representatives typically have extensive sales-related backgrounds in laboratory testing, therapeutics and oncology. We have supplemented the team with clinical oncology specialists with extensive medical affairs experience for molecular information support in the field.
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
We also expect to be able to capture other commercial opportunities from our genomic and epigenomic data, which can be used in combination with clinical outcomes or claims data for multiple applications, including novel target identification.
International commercial efforts and expansion
A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through direct contacts with insurers and hospitals, distributor relationships, and laboratory partnerships. Specifically, we have demonstrated the ability to deploy our technology to partner laboratories such as cancer centers, research organizations and laboratory companies, for the development of test assays based on our technology platform. We believe that this capability will be important in accelerating adoption of our platform and the performance of our testing in certain countries. We are conducting studies in various jurisdictions, and have secured and will continue our efforts to secure reimbursement in several countries. In addition, we have established, and as these studies progress and we near commercial opportunities in these jurisdictions, will continue to seek to establish in-country laboratories and direct sales organizations.

In preparation for wider commercialization in the European Union, or the EU, we obtained a CE mark for our Guardant360 CDx, Guardant360 LDT, and Guardant Reveal tests. In December 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our digital sequencing platform became available at the VHIO testing facility in Spain. In October 2021, we signed a partnership agreement with The Royal Marsden NHS Foundation Trust, or Royal Marsden, a premier cancer center within the United Kingdom, or the UK, for patient care, research and teaching of all types of cancer, and in April 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Royal Marsden testing facility in the UK.
In May 2018, we formed and capitalized Guardant Health AMEA, Inc., with SoftBank, which we refer to as Guardant AMEA, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe and to accelerate commercialization of our products in Asia, the Middle East and Africa. In June 2022, we purchased all of the shares held by SoftBank and its affiliates, and upon completion of the transaction, we obtained full control over operations of Guardant AMEA throughout the Asia, Middle East and Africa region. In Japan, we have received regulatory approval of our Guardant360 CDx test as a companion diagnostic for identifying patients who may benefit from treatment with LUMAKRAS™ (sotorasib), Keytruda® (pembrolizumab), Opdivo® (nivolumab), and ENHERTU® (trastuzumab deruxtecan), from Japan's Ministry of Health, Labour and Welfare, or the MHLW. In February 2022, we received accreditation from College of American Pathologists, or CAP, and in October 2022, we received In Vitro Diagnostic, or IVD, sample processing approval from the MHLW for our laboratory in Japan. In addition, in July 2023, the MHLW granted national reimbursement approval for our Guardant360 CDx test for patients with advanced or metastatic solid tumor cancers in Japan.
In June 2022, we signed a strategic partnership agreement with Adicon Holdings Limited, or Adicon, a leading independent clinical laboratory company based in China, and in December 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Adicon's testing facility, which offers our industry-leading comprehensive genomic profiling tests to biopharmaceutical companies to advance clinical research and the development of new cancer therapies in China.
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
We have provided testing services to patients covered by commercial payers with many cancer types and indications, some of the time as a non-participating provider through 2023. We received reimbursement for tests across the spectrum of these patients, though for amounts that on average were significantly lower than for participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, subject to statue of limitations.
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
In addition to our existing covered and contracted payers, various laboratory benefit managers and evidence review organizations working with commercial payers have endorsed coverage of our Guardant360 CDx test, Guardant360 LDT test, Guardant360 TissueNext test and Guardant Reveal test.
We are actively engaged to expand coverage among existing commercial payers and to achieve coverage with the remaining key commercial payers, laboratory benefit managers and evidence review organizations. This includes addressing variable coverage requirements and evidence required, and the need for enhanced guideline support.

As we broaden our coverage amongst commercial payers to include additional tests of ours, we may begin to experience increases in average revenue per test performed; however, we cannot make any assurances that we will be successful in broadening our coverage on a timely basis or at all. Similarly, as we have experienced with our existing contracted payers, we cannot assure that the addition of new contracted payers will increase our average selling price or revenue.
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
In March 2020, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of Medicare’s National Coverage Determination for Next Generation Sequencing established in March 2018. Under Medicare, payment for laboratory tests like ours is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS were required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests” (ADLTs)), commercial payer payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which is used to establish revised Medicare CLFS reimbursement rates for the test. We are subject to reporting requirements under PAMA and the Medicare rate for our tests will be calculated based on our private payer rates. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which delayed the next data reporting period by one year and prevented any reduction in payment amounts from commercial payer rate implementation in 2022. On November 2, 2022, CMS published its final rule for the Medicare Physician Fee Schedule for calendar year (CY) 2023, including changes for clinical laboratories that took effect on January 1, 2023. Changes include updated regulatory definitions to specify the data collection period for the data reporting period of January 1, 2023 through March 31, 2023; revisions to indicate that data reporting is required every 3 years beginning January 2023; and to confirm that for CY 2022, payment may not be reduced by more than 0% as compared to CY 2021, and for CYs 2023 through 2025, payment may not be reduced by more than 15% as compared to the amount established for the preceding year. On December 29, 2022, Congress passed the Consolidated Appropriations Act, 2023, which prevented any reduction in payment amounts from commercial payor rate implementation for 2023; delayed by one year data reporting requirements for tests other than ADLTs; and extended the three-year period in which payment may not be reduced by more than 15%, to CYs 2024 through 2026.

Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx test with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. In April 2023, Palmetto GBA conveyed coverage for our Guardant360 Response test for fee-for-service Medicare patients in the U.S. with metastatic or inoperable solid tumors who are on an immune checkpoint inhibitor therapy, tested four to ten weeks from therapy initiation. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 LDT test to the same rate as our Guardant360 CDx test.
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
Other Considerations
As of January 2024, 15 states, including California, have enacted laws that require biomarker testing to be covered for the purposes of diagnosis, treatment, appropriate management, or ongoing monitoring of disease or condition if the test is supported by medical and scientific evidence, and these enacted laws will mandate coverage for our Guardant360 CDx test, Guardant360 LDT test, Guardant360 TissueNext test, Guardant Response test and Guardant Reveal test when certain criteria are met. In addition, several more states have current legislation in progress. While we believe that additional states might enact similar laws in the future, we cannot predict how these changes, if any, will affect our business and financial condition.
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
Operations
We currently perform our tests in our laboratories located in Redwood City, California, and San Diego, California. Our Redwood City laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. Our San Diego laboratory is CAP-accredited, CLIA-certified and licensed in California. In addition, our Palo Alto, California laboratory is currently operated as a center for our research and technology development. We have also received CAP accreditation and IVD sample processing approval from the MHLW for our laboratory in Japan.

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
Our competitors within the liquid biopsy space for therapy selection include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018; Roche Molecular Systems, Inc., Thermo Fisher Scientific, Inc., Illumina, Inc., Qiagen N.V., Invitae Corporation, Caris Life Science, and Tempus Labs, Inc. In addition, NeoGenomics Laboratories, Inc., Natera, Inc., Exact Sciences Corp., and Tempus Labs, Inc., among others, are our competitors in minimal residual disease testing. Additionally, our competitors in the early screening testing space include GRAIL, Inc., Exact Sciences Corp., Freenome Holdings, Inc., Delfi Diagnostics and InterVenn Biosciences.
Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., as well as Myriad Genetics, Inc., and most if not all of the competitors within the liquid biopsy space for therapy selection, that sell molecular diagnostic tests for cancer to physicians and have or may develop tests that compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
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
Our patent strategy is focused on seeking coverage for our core technology, our digital sequencing platform, and specific follow-on applications and implementations for screening, detecting and monitoring cancer or other diseases by determining genetic and/or epigenomic variations in patient samples. In addition, we file for patent protection in connection with our on-going research and development activities, particularly those related to early-stage cancer detection.
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
Issued U.S. patents and their international counterparts currently in our patent portfolio that relate to various aspects of our technology and products are expected to expire between 2026 and 2041.
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
Brexit
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom, or UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. Effective July 1, 2023, in Great Britain, all medical devices require a UKCA, or UK Conformity Assessed mark. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.
An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive 93/42/EEC and the IVDD), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence, or AI, as medical devices, reform IVD regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime came into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken.
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
Employees and Human Capital
Our Employees and Commitment to Diversity, Equity and Inclusion
As of December 31, 2023, we had 1,779 employees, 1,768 of which are full-time employees and approximately 1,655 of which are in the U.S., with the remainder in Asia, Europe and Canada. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries, and we have never experienced any employment-related work stoppages. We also track voluntary and involuntary turnover rates, conduct frequent employee engagement surveys, and consider relations with our employees to be good.

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
We are proud to employ a diverse workforce that, as of December 31, 2023, was 61% racially/ethnically diverse and 55% female. For leadership positions across the company, which is defined as director level and above, 36% self-identified as racially/ethnically diverse and 42% self-identified as women. As of December 31, 2023, women held 43% of the independent director seats on our Board.
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
Available information
Our website is located at https://guardanthealth.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We use the “Investors” portion of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information to investors and interested parties, including new releases, analyst presentations, financial information and corporate governance practices. Accordingly, you should monitor the “Investors” portion of our website for the release of this information. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
We have incurred significant losses since our inception. For the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $479.4 million, $654.6 million and $384.8 million, respectively. As of December 31, 2023, we had an accumulated deficit of $2.1 billion. To date, we have financed our operations principally from the sale of stock or convertible securities, and revenue from precision oncology testing, and development services and other. We have devoted substantially all of our resources to the development and commercialization of our current products and to research and development activities related to our future products, including clinical and regulatory initiatives to obtain marketing approval and sales and marketing activities. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
•the start and completion of projects in which our development services and other are utilized;
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
•the impact of natural disasters, political and economic instability, including wars, terrorism, and political unrest, epidemics or pandemics, boycotts, curtailment of trade and other business restrictions; and
•the effects of high inflation or other general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
Additionally, it is difficult to predict the amount we are able to collect for our tests from commercial payers. We receive reimbursement for our tests from several commercial payers for whom we are not a participating provider. Because we are not contracted with these payers, they determine the amount they are willing to reimburse us for tests. We have provided testing services to patients with many cancer types and indications, some of the time as a non-participating provider through 2023. When we have received payment as a non-participating provider, the amounts, on average, were significantly lower than for participating providers. Even when these payers have paid a claim, they may elect at any time to review previously paid claims for overpayment against these claims. In the event of an overpayment determination, the payer may offset the amount they determine they overpaid against amounts they owe us on current claims. We have limited leverage to dispute these retroactive adjustments and we cannot predict when, or how often, a payer might engage in these reviews. A significant amount of these offsets by one or more payers in any given quarter could have a material effect on our results of operations and cause them to fall below expectations or guidance we may provide. Our efforts to become a participating provider of a number of commercial payers may not be successful. Even when we have obtained positive coverage decisions for our tests from commercial payers and entered into agreements with them, such agreements typically are standard form contracts and may allow payers to terminate coverage on short notice, impose significant obligations on us and create additional regulatory and compliance hurdles for us.
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
Products that are under development have taken time and considerable resources to develop, and we may not be able to complete the development and commercialization of such products for clinical use on a timely basis, or at all. For example, there can be no assurance that we will be able to produce commercial products for early detection of cancer. Before we can commercialize any new products, we will need to expend significant funds in order to:
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
Our ability to execute our growth strategy and become profitable is highly dependent on the continued adoption and use of our tests, which accounted for 91%, 87% and 81% of our revenue in the years ended December 31, 2023, 2022 and 2021, respectively. Continued adoption and use of our tests will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that supports the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many biopharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for biopharmaceutical companies to switch diagnostic tests for their products, and our tests may not be widely accepted by biopharmaceutical companies, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, results of operations and financial condition would be materially and adversely affected. We cannot assure that our tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business and results of operations.

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
Biopharmaceutical customers collaborate with us for analysis of whole blood or plasma samples for multiple applications primarily to support clinical studies, including patient identification, companion diagnostics, retrospective testing and data services. In addition, we generate revenue from licensing our digital sequencing technologies to our domestic biopharmaceutical customers and international laboratory partners. In the years ended December 31, 2023, 2022 and 2021, revenue from our top five biopharmaceutical customers, including their affiliated entities, accounted for 14%, 18% and 18% of our total revenue, respectively. The revenue attributable to our biopharmaceutical customers may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue. Adverse speculation about our existing or potential relationships with biopharmaceutical companies may be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and business.

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
In September 2018, we began to receive reimbursement from Medicare for claims submitted with respect to our precision oncology tests. Revenue from clinical tests for patients covered by Medicare represented approximately 43%, 45% and 45% of our precision oncology revenue from clinical customers for the years ended December 31, 2023, 2022 and 2021, respectively. Revenue attributable to Medicare accounted for more than 10% of our total revenue in each of the years ended December 31, 2023, 2022 and 2021. In addition, pursuant to CMS regulations, we cannot bill Medicare directly for tests provided for Medicare beneficiaries in some situations. CMS adopted an exception to its laboratory date of service regulation, and if certain conditions are met, molecular testing laboratories such as us can rely on that exception to bill Medicare directly, instead of seeking payment from the hospital. If this exception is repealed or curtailed by CMS, or its laboratory date of service regulation is otherwise changed to adversely impact our ability to bill Medicare directly, our revenue could be materially reduced.
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
Our competitors within the liquid biopsy space for therapy selection include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018; Roche Molecular Systems, Inc., Thermo Fisher Scientific, Inc., Illumina, Inc., Qiagen N.V., Invitae Corporation, Caris Life Science, and Tempus Labs, Inc. In addition, NeoGenomics Laboratories, Inc., Natera, Inc., Exact Sciences Corp., and Tempus Labs, Inc., among others, are our competitors in minimal residual disease testing. Additionally, our competitors in the early screening testing space include GRAIL, Inc., Exact Sciences Corp., Freenome Holdings, Inc., Delfi Diagnostics and InterVenn Biosciences.
Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., as well as companies such as Caris Biosciences, Tempus Labs, Inc., Foundation Medicine, Inc., Myriad Genetics, Inc., and most if not all of the competitors within the liquid biopsy space for therapy selection, that sell molecular diagnostic tests for cancer to physicians and have or may develop tests that compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
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
However, we have experienced challenges attracting and retaining qualified personnel due to competitive labor markets and may continue to do so. In this competitive environment, our business could be adversely impacted by increases in labor costs triggered by regulatory actions regarding wages, scheduling and benefits, and the need to attract and retain high quality employees with the requisite skill sets. In addition, if our new hires perform poorly, if we are unsuccessful in training, managing and integrating these new employees or if we are not successful in developing and retaining our existing employees, our business may be harmed.
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
We currently have limited international operations, but our business strategy incorporates potentially significant international expansion.

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
We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage, as a result of our international customers. Our reliance on independent distributors and third party partner laboratories to market, sell and/or perform our tests internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the medical device and biopharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, cause us to incur significant costs and expenses, including legal fees, and result in a material adverse effect on our business, prospects, financial condition and results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

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
•HIPAA, GDPR, APPI, CCPA, CPRA and similar state or foreign data privacy and security laws; and
•consumer protection laws.
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
We market some of our tests, Guardant360, Guardant360 Response, Guardant360 Tissue Next, Guardant Reveal and Shield, as LDTs. LDTs are in vitro diagnostic tests that are intended for clinical use and are designed, manufactured, and used within a single laboratory. Although LDTs are classified as medical devices and the FDA has statutory authority to ensure that medical devices are safe and effective for their intended uses, the FDA has historically exercised enforcement discretion and has not enforced certain applicable FDA requirements, including premarket review, with respect to LDTs. While we believe that we are in material compliance with applicable laws and regulations, we cannot assure that the FDA will agree with us. If there are changes in FDA policy, or if the FDA disagrees that we are marketing our tests as LDTs within the scope of its policy of enforcement discretion, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical studies or take other actions prior to continuing to market our tests. This could significantly increase the costs and expenses of conducting, or otherwise harm, our business.

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
In the event FDA rulemaking of oversight of LDTs were to be formalized, we may be required to obtain either 510(k) clearance or a premarket approval, or supplemental premarket approval, or respectively, PMA or PMA supplement, from the FDA, for some of our LDT products unless an exemption applies or FDA exercises its enforcement discretion and refrains from enforcing its medical device requirements. For example, the FDA has a policy of refraining from enforcing such requirements with respect to LDTs, which the FDA considers to be a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory.
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
In order to sell our products in member states of the EU, our products must comply with the essential requirements of the new In Vitro Diagnostic Regulation (IVDR) 2017/746 issued and implemented by the European Union (EU) in May 2022.
These regulations introduced risk-based classification for IVDs and require notified body involvement for various high complexity devices including next generation sequencing tests such as Guardant360, Guardant360 Response, Guardant360 Tissue Next, and Guardant Reveal. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must fulfill the clinical evidence and post-market performance evidence requirements. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the essential requirements we must demonstrate, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

The conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The Notified Body would typically audit and examine the product’s technical file and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
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
Similar requirements apply in foreign jurisdictions. For instance, in the EU, we must inform the notified body that carried out the conformity assessment of the devices that we market or sell in the EU and EEA of any planned substantial changes to our quality system or substantial changes to our in vitro diagnostic medical devices that could affect compliance with the essential requirements or cause a substantial change to the intended use for which the device has been CE marked.
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

Although we are a participating provider with some commercial payers, certain other large, national commercial payers, including Anthem, Aetna and Humana, have issued non-coverage policies that consider tissue and liquid CGP testing which are not FDA approved, including our Guardant360 and TissueNext test, as experimental or investigational. If we are not successful in obtaining coverage from such payers, or if other payers issue similar non-coverage policies, our business and results of operations could be materially and adversely affected.
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

Under Medicare, payment for laboratory tests like ours is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS are generally required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”, or ADLT), commercial payer payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which is used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We are subject to reporting requirements under PAMA and the Medicare rate for our tests will be calculated in the future based on our private payer rates. For clinical diagnostic laboratory tests furnished on or after January 1, 2018, their Medicare CLFS reimbursement rates are established upon these reported private payer rates. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which delayed by one year the next data reporting period and prevented any reduction in payment amounts from commercial payer rate implementation in 2022. On November 2, 2022, CMS published its final rule for the Medicare Physician Fee Schedule for calendar year (CY) 2023, including changes for clinical laboratories that took effect on January 1, 2023. Changes include updated regulatory definitions to specify the data collection period for the data reporting period of January 1, 2023 through March 31, 2023; revisions to indicate that data reporting is required every 3 years beginning January 2023; and to confirm that for CY 2022, payment may not be reduced by more than 0% as compared to CY 2021, and for CYs 2023 through 2025, payment may not be reduced by more than 15% as compared to the amount established for the preceding year. On December 29, 2022, Congress passed the Consolidated Appropriations Act, 2023, which prevented any reduction in payment amounts from commercial payor rate implementation for 2023; delayed by one year data reporting requirements for tests other than ADLTs; and extended the three-year period in which payment may not be reduced by more than 15%, to CYs 2024 through 2026. If we are unable to obtain and maintain favorable reimbursement rates from commercial payers for our tests, this may adversely affect the tests’ Medicare reimbursement rates. It is unclear what impact new Medicare pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations or cash flows.
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
The EU regulatory landscape concerning medical devices (including in vitro diagnostic medical devices) has evolved in recent years. On April 5, 2017 Regulation (EU) 2017/746 of the European Parliament and of the Council on in vitro diagnostic medical devices and repealing Directive 98/79/EC and Commission Decision 2010/227/EU, or the IVDR, was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike directives, the IVDR does not need to be transposed into national law and therefore reduces the risk of discrepancies in interpretation across the different European markets.

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
In the EU, notified bodies must be officially designated to certify products and services in accordance with the IVDR. Only a few notified bodies have been designated to date. Without IVDR designation, notified bodies may not yet start certifying devices in accordance with the new Regulation. As only a few notified bodies has been IVDR-designated they are facing a heavy workload and their review times have lengthened. This situation could impact the way we are conducting or intend to conduct our business in the EU and the EEA.
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
The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have obtained CAP accreditation for our laboratories in Redwood City and San Diego, California, and Japan, and in order to maintain such accreditation, we are subject to survey for compliance with CAP standards every two years. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.
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
In addition, the coding procedure used by third-party payers to identify various procedures, including our test, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payers usually require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology, or the CPT code. CPT coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. The CPT code set is maintained by the American Medical Association, or AMA. In cases where there is not a specific CPT code to describe a test, such as Guardant360 test, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act, or PAMA authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes or PLA, to facilitate implementation of this section of PAMA. In addition, CMS maintains the Healthcare Common Procedure Coding System, or HCPCS, and may assign unique level II HCPCS code to tests that are not already described by a unique CPT code. New CPT codes are issued annually and new HCPCS codes are issued as frequently as quarterly. Payers’ acceptance of the new code could be delayed, and transition to the new code could result in a decrease in reimbursement for our tests, both of which could potentially reduce revenue from commercial and government payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier was issued in August 2020. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx test with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will update annually each year based on the previous year’s private payor data submission. In July of 2022 a CPT code was issued for Guardant360. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers a CPT code was issued for TissueNext effective in October of 2022. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. In April 2023 Guardant360 Response received Medicare coverage for tracking patient response to immunotherapy after an initial Guardant therapy selection test. In January, 2024 a CPT code was issued for Guardant360 Response. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 LDT test to the same rate as our Guardant360 CDx test. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received for a test differs from the revenue recorded for the test. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated.

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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken.
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
European data protection law also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, in July 2020, the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the Privacy Shield. The European Commission adopted the adequacy decision on July 10, 2023. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Third parties have asserted and may in the future assert that we are employing their proprietary technology or trade secrets without authorization. For instance, TwinStrand Biosciences, Inc. and the University of Washington filed a lawsuit for patent infringement against us in August 2021 and a jury verdict was entered against us in November 2023. We are also aware of issued U.S. patents and patent applications with claims related to our products and services, and there may be other related third-party patents or patent applications of which we are not aware. By interacting with us, our licensors may learn more about our business or technology and could assert additional patent rights against us, such as patent rights that are not currently licensed to us or patent rights that may be obtained by any such licensors in the future, which may occur if such patent rights are not available for licensing or if they are not offered on acceptable or commercially reasonable terms. Because patent applications can take many years to issue and are not publicly available until a certain period of time passes from filing, there may be currently pending patent applications which may later result in issued patents that our current or future products, services or technologies may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may develop or obtain patents with our products, services or technologies in mind and claim that making, having made, using, selling, offering to sell or importing our products, services or technologies infringes these patents.
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
The requirements of being a public company have and may continue to strain our resources, which may adversely affect our business, financial condition and results of operations.
We have incurred, and expect to incur, costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as the rules of Nasdaq. These rules and regulations, including those applicable to a large accelerated filer such as us, significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. These rules and regulations also make it more expensive for us to maintain directors’ and officers’ liability insurance. Accordingly, increases in costs incurred as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. For example, pursuant to SEC rules, we are required to make certain cybersecurity disclosures, including related to material cybersecurity incidents and the reasonably likely impact of such an incident. Determining whether a cybersecurity incident is reportable may not be straightforward and any such disclosures could be costly and lead to negative publicity, loss of customer confidence, diversion of management’s attention, and government investigations.

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
As a result of being a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish annual reports by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
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
Cyberattacks, security breaches, computer viruses, malware and other incidents could cause misappropriation, loss or other unauthorized disclosure of confidential data, materials or information, including those concerning our customers and employees. Increasingly complex methods have been used in cyberattacks, including ransomware, phishing, structured query language injections, social engineering schemes, and distributed denial-of-service attacks. A cyberattack can also be in the form of unauthorized access or a blocking of authorized access. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer attackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology systems and those of our third-party providers, strategic partners and other contractors, subcontractors or consultants are also vulnerable to attack and damage or interruption from telecommunications or network failures, natural disasters, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. As a result of the continued hybrid working environment, we and our third party service providers and partners may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security risks or threats in the future.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The security of our sensitive business-related information and the personal information we collect, as well as our information systems, is important for our business. In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding study participants in connection with clinical studies, sensitive third-party information and employee information. To protect this information, we have implemented a cybersecurity program, and have established oversight mechanisms designed to provide effective cybersecurity governance, risk management, and timely incident response. Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards including NIST-CSF, ISO 27001/27002 as well as HIPAA.
Our cybersecurity policies require that we implement and maintain monitoring and detection programs, network security precautions, encryption of critical data, and management of third-party risk. We maintain various protections designed to safeguard against cyberattacks, including but not limited to attack surface management, anti-phishing secure email gateways, centralized log monitoring and analysis, cloud security posture management, endpoint detection and response, and network intrusion detection and prevention systems. We also have processes in place to prevent unauthorized access to data processing systems and facilities, including two-factor authentication, tiered approval processes and password complexity, and our employees undergo mandatory privacy and security trainings annually. We have established and periodically test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our data security practices and compliance with applicable practices and standards. In addition, we maintain a third-party risk register to identify, prioritize and track risks, including those associated with our use of third-party service providers. We also maintain cybersecurity insurance coverage.
Governance
Our cybersecurity program is led by a team of cybersecurity professionals. The program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Senior members of our management, including our Head of Information Security and Chief Information Officer, each of whom has over 10 years of experience in various roles involving information technology, including security, auditing, compliance, systems and programming, are responsible for assessing cybersecurity risk. Risk management is performed by the senior leadership of the cybersecurity team as well as members of our legal and privacy teams where relevant. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of our incident response plan. Additionally, our threat intelligence software issues a quarterly report briefing to inform the security team about relevant cybersecurity events, significant vulnerabilities and vendor-related incidents.
Our Head of Information Security reports to the full Board of Directors and the Nominating and Corporate Governance Committee on two occasions per year on information security and cybersecurity matters, or more frequently as needed. These reports generally cover various topics, which may include summaries of recent industry events or notable topics that may influence our cybersecurity risk perspective and security priorities; any actions taken in response to such events or topics; and a review of our top cybersecurity concerns and priorities. Our Nominating and Corporate Governance Committee has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively.
Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. As of the date of this Annual Report on Form 10-K, we are not aware of any material cybersecurity incidents or threats that have impacted our business. However, we and our customers routinely face risks of cybersecurity incidents, wholly or partially beyond our control, as we rely heavily on our information technology systems. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See Part I, Item 1A. “Risk Factors” of this Annual Report on Form

10-K for additional information about the risks to our business associated with a breach or compromise to our information technology systems.
Item 2. Properties
Our headquarters are located in Palo Alto, California, where we lease approximately 249,500 square feet of office and lab space. The lease for the Palo Alto office was entered into in July 2020 and has a term of 12 years with an option to renew the lease term for an additional 10 years. We have approximately 200,000 square feet of additional office and lab space in Redwood City and San Diego, California, with current lease expiration dates ranging from 2025 to 2029. Our domestic CAP-accredited and CLIA-certified laboratories are located in these two facilities, where testing for clinical and biopharmaceutical customers are performed. We also maintain domestic leased office spaces in Dallas and Spring, Texas; Seattle, Washington; Washington, D.C.; and warehouse space in Union City, California. In addition, for international locations, we maintain leased office and lab space in Japan and leased office space in Singapore. While we believe our existing facilities are adequate to meet our current requirements, we expect to expand our facilities as our operations grow over time. We believe we will be able to obtain such additional space on acceptable and commercially reasonable terms.
Item 3. Legal Proceedings
The information under the caption “Commitments and Contingencies - Legal Proceedings” in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, concerning certain legal proceedings in which we are involved, is hereby incorporated by reference. The resolution of any such legal proceeding is subject to inherent uncertainty and could have a material adverse effect on our financial condition, cash flows or results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information for common stock
Our common stock is traded on the Nasdaq Global Select Market, or Nasdaq, under the symbol “GH.”
Holders of record
As of February 16, 2024, there were 56 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.

Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, or the 2024 Proxy Statement.
Stock performance graph
The graph below shows a comparison of five-year cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index and the Nasdaq Biotechnology Index through December 31, 2023. The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on December 31, 2018 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Five-Year Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
12/18
12/19
12/20
12/21
12/22
12/23
Guardant Health, Inc.
NASDAQ Composite Index
Nasdaq Biotechnology Index

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
The following generally compares our results of operations for the years ended December 31, 2023 and 2022. A detailed discussion comparing our results of operations for the years ended December 31, 2022 and 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. We are transforming patient care by providing critical insights into what drives disease through our advanced blood and tissue tests, and real-world data. Our tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and helping doctors select the best treatment for patients with advanced cancer. For patients with advanced-stage cancer, we have commercially launched Guardant360 laboratory developed test, or LDT, and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. We have also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging.
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
For early cancer detection, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application, or PMA, for our Shield blood test to the FDA. The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee intends to review the PMA. We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay.
We currently perform our tests in our laboratories located in Redwood City, California, and San Diego, California. Our Redwood City laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. Our San Diego laboratory is CAP-accredited, CLIA-certified, and licensed in California. In addition, our Palo Alto, California laboratory is currently operated as a center for our research and technology development. We have also received CAP accreditation and In Vitro Diagnostic, or IVD, sample processing approval from Japan's Ministry of Health, Labour and Welfare, or the MHLW, for our laboratory in Japan.

We generated total revenue of $563.9 million, $449.5 million and $373.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. We also incurred net losses of $479.4 million, $654.6 million and $384.8 million in the years ended December 31, 2023, 2022 and 2021, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. In May 2023, we completed a follow-on underwritten public offering, in which we issued and sold 14,375,000 shares of our common stock at a price of $28.00 per share, and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million. In December 2023, we completed a registered direct offering with an investment management firm, in which we issued and sold 3,387,446 shares of our common stock at a price of $26.77 per share, and received net proceeds of $90.6 million. As of December 31, 2023, we had cash, cash equivalents and marketable debt securities of approximately $1.2 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 43%, 45% and 45% of our precision oncology revenue from clinical customers for the years ended December 31, 2023, 2022 and 2021, respectively.

•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Precision oncology revenue from tests for clinical customers is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payers' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration are recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in its reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the Centers for Medicare and Medicaid Services, or CMS, for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will apply until December 2023. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, has conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. In April 2023, Palmetto GBA conveyed coverage for our Guardant360 Response test for fee-for-service Medicare patients in the U.S. with metastatic or inoperable solid tumors who are on an immune checkpoint inhibitor therapy, tested four to ten weeks from therapy initiation. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 LDT test to the same rate as our Guardant360 CDx test. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received differs from the revenue recorded. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
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

•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a PMA to the FDA for our Shield blood test. The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee intends to review the PMA. In addition, to evaluate the performance of our investigational, next-generation Shield assay in detecting lung cancer in high-risk individuals ages 50-80, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through distributor relationships, direct contracts with hospitals, and partnerships with local research organizations and laboratory companies.
In May 2018, we formed and capitalized Guardant Health AMEA, Inc., with SoftBank, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe, and to accelerate commercialization of our products in Asia, the Middle East and Africa. In June 2022, we purchased all of the shares held by SoftBank and its affiliates, and upon completion of the transaction, we obtained full control over operations of Guardant Health AMEA, Inc. throughout the Asia, Middle East and Africa region. In February 2022, we received CAP accreditation, and in October 2022, we received IVD sample processing approval from the MHLW for our laboratory in Japan. In addition, in July 2023, the MHLW granted national reimbursement approval for our Guardant360 CDx test for patients with advanced or metastatic solid tumor cancers in Japan.
In December 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our digital sequencing platform became available at the VHIO testing facility in Spain. In October 2021, we signed a partnership agreement with The Royal Marsden NHS Foundation Trust, or Royal Marsden, a premier cancer center within the United Kingdom, or the UK, for patient care, research and teaching of all types of cancer, and in April 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Royal Marsden testing facility in the UK.
In June 2022, we signed a strategic partnership agreement with Adicon Holdings Limited, or Adicon, a leading independent clinical laboratory company based in China, and in December 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Adicon's testing facility, which offers our industry-leading comprehensive genomic profiling tests to biopharmaceutical companies to advance clinical research and the development of new cancer therapies in China.

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
•Other operating expense. Our financial results might fluctuate significantly based upon the impact of our other operating expense, and in particular, our legal settlement costs, which could potentially decrease or increase significantly.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for more information.
Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing, and (ii) development services and other.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers, including those tests delivered by labs operated by our strategic partners. In the United States, through December 31, 2023, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext, Guardant Reveal and Guardant360 Response clinical testing performed for qualifying patients. Revenue from clinical tests for patients covered by Medicare represented approximately 43%, 45% and 45% of our precision oncology revenue from clinical customers for the years ended December 31, 2023, 2022 and 2021, respectively.
Development services and other. Development services revenue primarily represents services that we provide to biopharmaceutical companies, large medical institutions and international laboratory partners. We collaborate with biopharmaceutical companies in the development and clinical studies of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our test panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. In addition to companion diagnostic development and regulatory approval services, we also provide other development services, including clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing our technologies and kit fulfillment.

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
Cost of development services and other. Cost of development services and other primarily includes costs incurred for the performance of development services requested by our biopharmaceutical customers, and costs associated with our partnership agreements and delivery of screening tests, which comprise of labor and material costs including any inventory write-downs. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of revenue. Cost of development services and other will vary depending on the nature, timing and scope of customer projects.
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
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, fair value adjustments of marketable equity securities, and impairment of non-marketable equity securities and other related assets. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Year Ended December 31,
	2023	2022

	(in thousands)
Revenue:
Precision oncology testing	$514,249	$392,049
Development services and other	49,699	57,489
Total revenue	563,948	449,538
Costs and operating expenses:
Cost of precision oncology testing(1)	205,528	148,199
Cost of development services and other(1)	21,524	8,126
Research and development expense(1)	367,194	373,807
Sales and marketing expense(1)	295,227	299,828
General and administrative expense(1)	155,800	163,956
Other operating expense	83,400	—
Total costs and operating expenses	1,128,673	993,916
Loss from operations	(564,725)	(544,378)
Interest income	35,365	6,069
Interest expense	(2,578)	(2,577)
Other income (expense), net	53,174	(12,778)
Fair value adjustments of noncontrolling interest liability	—	(99,785)
Loss before provision for income taxes	(478,764)	(653,449)
Provision for income taxes	685	1,139
Net loss	$(479,449)	$(654,588)
(1)Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Cost of precision oncology testing	$4,614	$5,498
Cost of development services and other	1,851	—
Research and development expense	34,682	26,630
Sales and marketing expense	24,764	25,442
General and administrative expense	24,848	37,115
Total stock-based compensation expense	$90,759	$94,685
In November 2020, we granted restricted stock units with certain performance metrics, or PSUs, consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of December 31, 2023, these PSUs had a grant-date fair value of approximately $25.7 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics did not meet the criteria for accrual as of December 31, 2023. At each reporting date, we will continue to assess the likelihood of the performance criteria being met and will record a cumulative catch-up adjustment should the achievement of the performance metrics be determined to be probable. For example, had the achievement of the performance metrics been determined to be probable as of December 31, 2023, we would have recorded a total charge of $18.1 million, of which $1.7 million would have been recorded to cost of development services and other, and $6.8 million, $5.8 million and $3.8 million would have been recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively, in the consolidated statements of operations for the year ended December 31, 2023. In addition, any of these PSUs that remain unvested at the end of the performance period will be forfeited.

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Precision oncology testing	$514,249	$392,049	$122,200	31%
Development services and other	49,699	57,489	(7,790)	(14)%
Total revenue	$563,948	$449,538	$114,410	25%
Total revenue was $563.9 million for the year ended December 31, 2023, compared to $449.5 million for the year ended December 31, 2022, an increase of $114.4 million, or 25%.
Precision oncology testing revenue increased to $514.2 million for the year ended December 31, 2023, from $392.0 million for the year ended December 31, 2022, an increase of $122.2 million, or 31%.
Precision oncology revenue from tests for clinical customers was $403.9 million for the year ended December 31, 2023, up 35% from $298.1 million for the year ended December 31, 2022. This increase in clinical testing revenue was driven primarily by an increase in sample volume. Total tests for clinical customers increased to approximately 172,900 for the year ended December 31, 2023, from approximately 124,800 for the year ended December 31, 2022.
Precision oncology revenue from tests for biopharmaceutical customers was $110.4 million for the year ended December 31, 2023, up 17% from $94.0 million for the year ended December 31, 2022. This increase in revenue was primarily due to an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 29,900 for the year ended December 31, 2023, from approximately 26,000 for the year ended December 31, 2022.
Development services and other revenue decreased to $49.7 million for the year ended December 31, 2023, from $57.5 million for the year ended December 31, 2022, a decrease of $7.8 million, or 14%. This decrease in development services and other revenue was primarily due to revenue decrease of $6.9 million associated with our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers, and a reduction in royalty revenue of $3.8 million, partially offset by revenue increase from our data services of $2.4 million and partnership agreements of $1.4 million during the year ended December 31, 2023.
Cost of Revenue

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of precision oncology testing	$205,528	$148,199	$57,329	39%
Cost of development services and other	21,524	8,126	13,398	165%
Total cost of revenue	$227,052	$156,325	$70,727	45%
Total cost of revenue was $227.1 million for the year ended December 31, 2023, compared to $156.3 million for the year ended December 31, 2022, an increase of $70.7 million, or 45%.
Cost of precision oncology testing was $205.5 million for the year ended December 31, 2023, compared to $148.2 million for the year ended December 31, 2022, an increase of $57.3 million, or 39%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes, resulting in a $33.0 million increase in material costs, a $19.9 million increase in production labor and overhead costs, and a $4.0 million increase in other costs, including costs related to collection kits, freight, professional services and reporting of test results for physicians.

Cost of development services and other was $21.5 million for the year ended December 31, 2023, compared to $8.1 million for the year ended December 31, 2022, an increase of $13.4 million. This increase in cost of development services and other was primarily due to costs associated with providing screening testing services which increased to $13.5 million for the year ended December 31, 2023, from $2.0 million for the year ended December 31, 2022, an increase of $11.5 million. The increase was also related to cost increase of $4.5 million associated with our partnership agreements, partially offset by cost decrease of $2.7 million associated with our companion diagnostics collaboration projects with biopharmaceutical customers during the year ended December 31, 2023.
Operating Expenses
Research and development expense

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development expense	$367,194	$373,807	$(6,613)	(2)%
Research and development expenses were $367.2 million for the year ended December 31, 2023, compared to $373.8 million for the year ended December 31, 2022, a decrease of $6.6 million, or 2%. This decrease was primarily due to a decrease of $11.2 million in material costs, a decrease of $5.6 million in information technology infrastructure costs, and a decrease of $3.1 million in post-acquisition contingent consideration, partially offset by an increase of $8.1 million in stock-based compensation, an increase of $3.3 million in personnel costs, and an increase of $2.7 million in depreciation and amortization.
Sales and marketing expense

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing expense	$295,227	$299,828	$(4,601)	(2)%
Selling and marketing expenses were $295.2 million for the year ended December 31, 2023, compared to $299.8 million for the year ended December 31, 2022, a decrease of $4.6 million, or 2%. This decrease was primarily due to a decrease of $2.1 million in personnel costs, and a decrease of $1.8 million in information technology infrastructure costs.
General and administrative expense

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative expense	$155,800	$163,956	$(8,156)	(5)%
General and administrative expenses were $155.8 million for the year ended December 31, 2023, compared to $164.0 million for the year ended December 31, 2022, a decrease of $8.2 million, or 5%. This decrease was primarily due to a decrease of $12.3 million in stock-based compensation, a decrease of $4.2 million in acquisition-related contingent consideration, a decrease of $2.7 million in information technology infrastructure costs, and a decrease of $1.9 million in office and administrative costs, partially offset by an increase of $7.5 million in severance costs related to a workforce reduction incurred in the first quarter of 2023, and an increase of $5.0 million in personnel costs.
Other operating expense

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Other operating expense	$83,400	$—	$83,400	*
*    Not applicable

Other operating expense for the year ended December 31, 2023 was related to a legal accrual in connection with a jury verdict related to TwinStrand Biosciences, Inc. and the University of Washington entered into in November 2023. See "Commitments and Contingencies - Legal Proceedings" in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest income

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Interest income	$35,365	$6,069	$29,296	483%
Interest income was $35.4 million for the year ended December 31, 2023, compared to $6.1 million for the year ended December 31, 2022, an increase of $29.3 million, or 483%, primarily due to higher interest rates, and increase in cash and cash equivalents and marketable debt securities balances.
Interest expense

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(2,578)	$(2,577)	$(1)	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the years ended December 31, 2023, and 2022.
Other income (expense), net

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Other income (expense), net	$53,174	$(12,778)	$65,952	*
*    Not meaningful
Other income (expense), net was a $53.2 million income for the year ended December 31, 2023, primarily attributable to $79.7 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc., partially offset by $29.1 million of impairment recorded for our non-marketable equity security investments and other related assets during the period. Other income (expense), net was a $12.8 million expense for the year ended December 31, 2022, primarily due to $7.8 million of unrealized losses recorded for our marketable equity security investment in Lunit, Inc., and $5.3 million of impairment recorded for our non-marketable equity security investments and other related assets during the period.
Fair value adjustments of noncontrolling interest liability

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Fair value adjustments of noncontrolling interest liability	$—	$(99,785)	$99,785	*
*    Not meaningful
Fair value adjustments of noncontrolling interest liability for the year ended December 31, 2022 was made as a result of the Joint Venture Acquisition completed in June 2022.

Provision for income taxes

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$685	$1,139	$(454)	(40)%
The change in the provision for income taxes between the years ended December 31, 2023 and 2022 was insignificant.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of December 31, 2023, we had an accumulated deficit of $2.1 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of December 31, 2023, we had cash and cash equivalents of $1.1 billion and marketable debt securities of $35.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable debt securities consisting primarily of United States treasury securities that can be immediately liquid.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(324,975)	$(309,463)
Net cash provided by investing activities	840,250	149,816
Net cash provided by (used in) financing activities	477,375	(189,093)

Operating activities
Cash used in operating activities during the year ended December 31, 2023 was $325.0 million, which resulted from a net loss of $479.4 million, partially offset by non-cash charges of $100.6 million and cash effect of changes in our operating assets and liabilities of $53.8 million. Non-cash charges primarily consisted of $90.8 million of stock-based compensation, $42.9 million of depreciation and amortization, $29.7 million of operating lease costs, and $29.1 million of impairment on non-marketable equity security investments and other related assets, partially offset by $79.7 million of unrealized gains on marketable equity security investment in Lunit, inc., and $13.6 million of amortization of discount on marketable debt securities. The cash effect of changes in our operating assets and liabilities was primarily the result of a $88.6 million increase in accounts payable and accrued liabilities, primarily due to a legal accrual of $83.4 million in connection with a jury verdict entered in favor of TwinStrand Biosciences, Inc. and the University of Washington in November 2023, and a $8.4 million decrease in accounts receivable, net, partially offset by a $31.5 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $10.4 million increase in inventory, net due to forecasted higher testing volumes, and a $4.3 million increase in prepaid expenses and other current assets, net.
Cash used in operating activities during the year ended December 31, 2022 was $309.5 million, which resulted from a net loss of $654.6 million, partially offset by non-cash charges of $283.6 million and cash effect of changes in our operating assets and liabilities of $61.6 million. Non-cash charges primarily consisted of $99.8 million of fair value adjustments of noncontrolling interest liability in connection with the Joint Venture Acquisition, $94.7 million of stock-based compensation, $36.0 million of depreciation and amortization, $28.6 million of operating lease costs, $7.8 million of unrealized losses on marketable equity security investment in Lunit, inc., $5.3 million of impairment on non-marketable equity security investments and other related assets, $4.6 million of amortization of premium on marketable debt securities, and $4.3 million of acquisition-related contingent consideration. The cash effect of changes in our operating assets and liabilities was primarily the result of a $60.3 million increase in accounts payable and accrued liabilities, primarily due to increase in purchases of goods and services, increased personnel and increase in accrued and other liabilities, a $20.4 million decrease in prepaid expenses and other current assets, net primarily driven by a $25.0 million one-time payment pursuant to a settlement and license agreement entered into in December 2021, a $11.7 million decrease in other assets, net and a $9.9 million increase in deferred revenue primarily due to upfront payments from international laboratory partners, partially offset by a $20.9 million increase in inventory, net due to forecasted higher testing volumes, and increased inventory level to offset potential disruption in supply chain, and a $20.2 million payment of operating lease liabilities net of receipt of tenant improvement allowance.
Investing activities
Cash provided by investing activities during the year ended December 31, 2023 was $840.3 million, which resulted primarily from maturities of marketable debt securities of $1.5 billion, partially offset by purchases of marketable debt securities of $629.9 million, purchases of property and equipment of $20.5 million, and purchases of non-marketable equity security investments and other related assets of $5.6 million.
Cash provided by investing activities during the year ended December 31, 2022 was $149.8 million, which resulted primarily from maturities of marketable debt securities of $555.0 million, partially offset by purchases of marketable debt securities of $303.8 million, purchases of property and equipment of $77.5 million, and purchases of non-marketable equity security investments and other related assets of $24.0 million.
Financing activities
Cash provided by financing activities during the year ended December 31, 2023 was $477.4 million, which was primarily attributable to proceeds of $493.1 million from equity offerings, and proceeds of $10.2 million from issuances of common stock under our employee stock purchase plan, partially offset by payment of equity offering costs of $21.1 million, and taxes paid related to net share settlement of restricted stock units of $11.2 million.
Cash used in financing activities during the year ended December 31, 2022 was $189.1 million, which was primarily attributable to consideration payment for the Joint Venture Acquisition of $177.8 million, payment for the tender offer in connection with the Joint Venture Acquisition and acquisition related costs of $14.2 million, and taxes paid related to net share settlement of restricted stock units of $7.9 million, partially offset by proceeds of $9.3 million from issuances of common stock under our employee stock purchase plan.

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
Revenue recognition
We derive revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing revenue includes amount derived from the delivery of our precision oncology tests, including those tests delivered by labs operated by our strategic partners. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing our technologies, and kit fulfillment. We currently receive payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
In addition, we license our digital sequencing technologies to our domestic customers and international laboratory partners. For the licensed technology, we are compensated through royalty-based payments, non-refundable upfront payments, guaranteed minimum payments, and/or sample milestone payments. Depending on the nature of the technology licensing arrangements, and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these technology licensing revenues are recognized in the period when royalty-bearing sales occur, when the technology transfer is complete or over the technology transfer period. Other revenue also includes kit fulfillment which is recognized when such products are delivered.

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
Stock-based compensation
We measure the grant date fair value of our service-based and performance-based restricted stock units issued to employees and non-employees based on the closing market price of the common stock on the date of grant. For restricted stock units with only service-based vesting conditions, compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics, or PSUs, is calculated based upon expected achievement of the metrics specified in the grant, and is recognized using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. No stock-based compensation expense is recorded for PSUs, unless it is determined to be probable that the related performance metrics will be met. Any PSUs that remain unvested at the end of the performance period will be forfeited. Forfeitures are accounted for as they occur.
We measure stock-based compensation expense for stock options granted to our employees, directors, and non-employee consultants on the date of grant based on the fair value of the awards and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective awards. Compensation expense for stock options with performance metrics is calculated based upon expected achievement of the metrics specified in the grant.
We estimate the fair value of our stock options on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions used to calculate the fair value of our stock options, including the Joint Venture, were:
Fair Value of Common Stock
The fair value of our common stock is determined by the closing price, on the date of grant, of our common stock, which is traded on the Nasdaq Global Select Market.
The grant date fair value of the Joint Venture's common stock was determined by the board of directors of the Joint Venture, using valuation methodologies which utilize certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. The methodologies used to estimate the enterprise value of the Joint Venture were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Expected Term
The expected term represents the period that the stock options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as we have concluded that our stock option exercise history does not provide a reasonable basis upon which to estimate expected term.
Expected Volatility
Prior to the commencement of trading of our common stock on the Nasdaq Global Select Market on October 4, 2018 in connection with our initial public offering, there was no active trading market for our common stock. Due to limited historical data for the trading of our common stock, expected volatility is estimated based on the average volatility for comparable publicly traded peer group companies in the same industry plus our expected volatility for the available periods. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.
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
Expected Dividend Yield
We do not anticipate paying any dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.
The Joint Venture did not anticipate paying any dividends, therefore used an expected dividend yield of zero.
Black-Scholes Assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model, including the Joint Venture, were as follows for stock option granted to our employees, directors and non-employees for the periods presented:

Year Ended December 31,
	2023	2022	2021

Expected term (in years)	5.50 – 6.10	5.50 – 6.10	5.49 – 6.06
Expected volatility	69.3% – 70.5%	63.3% – 67.6%	63.6% – 66.7%
Risk-free interest rate	3.4% – 4.5%	1.9% – 4.4%	0.3% – 1.3%
Expected dividend yield	—%	—%	—%
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis, including probabilities of meeting performance metrics for our PSUs. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
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

Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable debt securities and our indebtedness. As of December 31, 2023, we had cash and cash equivalents of $1.1 billion held primarily in cash deposits and money market funds. Our marketable debt securities are held in U.S. government debt securities. As of December 31, 2023, we had short-term marketable debt securities of $35.1 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of December 31, 2023, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in immaterial decline or increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through December 31, 2023, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of December 31, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
Guardant Health, Inc.
Index to Consolidated Financial Statements
As of December 31, 2023 and 2022, and
For the Years Ended December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Guardant Health, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Precision Oncology Testing Revenue – Estimated Transaction Price for Clinical Customers – Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes revenue from the sale of precision oncology tests for clinical customers at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data.
The transaction price estimate under the portfolio approach represents consideration the Company expects to receive based on historical payment data from third-party payers and patients, adjusted for known and forecasted changes in payment patterns and subject to a constraint such that revenue recognized is not expected to be reversed. The

Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration.
We identified management’s estimation of the transaction price for precision oncology tests for clinical customers as a critical audit matter due to the significant judgments required by management to estimate payer reimbursements. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of more experienced engagement team members, when performing audit procedures to evaluate the estimated transaction prices for precision oncology tests.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to estimated transaction prices for precision oncology tests for clinical customers, included the following, among others:
•We understood and tested the design, implementation, and operating effectiveness of controls over management’s determination of the assumptions used and the related review and approval of the transaction price estimate.
•We developed an independent expectation of the estimated transaction prices for precision oncology tests for clinical customers in developing an independent expectation of revenue and comparing the recorded amount to our expectation.
•We tested the assumptions used in our independent expectation of the estimated transaction prices for precision oncology tests for clinical customer by:
◦Testing the historical test data such as the cancer type, the test type, and the insurance and payer, used in the estimate of transaction prices, by making selections and agreeing the selected information to source documents.
◦Testing the historical cash receipts from payers used in the estimate of transaction prices, by making selections and agreeing the selected information to source documents.
◦Testing the completeness and accuracy of the precision oncology tests for clinical customers reported to physicians used in our independent expectation, by making selections and agreeing the selected information to source documents.
•We tested management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2023.
•We evaluated trends in transaction price estimates and revenue compared to previous periods to identify evidence that is inconsistent with management’s assumptions regarding estimated transaction prices.

/s/ Deloitte & Touche LLP
San Jose, California
February 22, 2024
We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Guardant Health, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2015 to 2023.
San Mateo, California
February 23, 2023

Guardant Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$1,133,537	$141,647
Short-term marketable debt securities	35,097	869,584
Accounts receivable, net	88,783	97,256
Inventory, net	61,948	51,598
Prepaid expenses and other current assets, net	27,741	31,509
Total current assets	1,347,106	1,191,594
Property and equipment, net	145,096	167,920
Right-of-use assets, net	157,616	174,001
Intangible assets, net	8,979	11,727
Goodwill	3,290	3,290
Other assets, net	124,334	61,453
Total Assets	$1,786,421	$1,609,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	187,952	175,817
Deferred revenue	17,965	17,403
Total current liabilities	205,917	193,220
Convertible senior notes, net	1,139,966	1,137,391
Long-term operating lease liabilities	185,848	210,015
Other long-term liabilities	96,006	9,179
Total Liabilities	1,627,737	1,549,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of December 31, 2023 and 2022; 121,629,861 and 102,619,383 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	2,304,220	1,742,114
Accumulated other comprehensive loss	(3,675)	(19,522)
Accumulated deficit	(2,141,862)	(1,662,413)
Total Stockholders’ Equity	158,684	60,180
Total Liabilities and Stockholders’ Equity	$1,786,421	$1,609,985
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue:
Precision oncology testing	$514,249	$392,049	$304,312
Development services and other	49,699	57,489	69,341
Total revenue	563,948	449,538	373,653
Costs and operating expenses:
Cost of precision oncology testing	205,528	148,199	110,396
Cost of development services and other	21,524	8,126	12,516
Research and development expense	367,194	373,807	263,221
Sales and marketing expense	295,227	299,828	191,881
General and administrative expense	155,800	163,956	206,640
Other operating expense	83,400	—	—
Total costs and operating expenses	1,128,673	993,916	784,654
Loss from operations	(564,725)	(544,378)	(411,001)
Interest income	35,365	6,069	3,930
Interest expense	(2,578)	(2,577)	(2,577)
Other income (expense), net	53,174	(12,778)	25,178
Fair value adjustments of noncontrolling interest liability	—	(99,785)	—
Loss before provision for income taxes	(478,764)	(653,449)	(384,470)
Provision for income taxes	685	1,139	300
Net loss	(479,449)	(654,588)	(384,770)
Adjustment of redeemable noncontrolling interest	—	—	(20,900)
Net loss attributable to Guardant Health, Inc. common stockholders	$(479,449)	$(654,588)	$(405,670)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(4.28)	$(6.41)	$(4.00)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	111,988	102,178	101,314
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022	2021

Net loss	$(479,449)	$(654,588)	$(384,770)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	16,758	(13,158)	(5,769)
Foreign currency translation adjustments	(911)	(1,600)	(1,692)
Other comprehensive income (loss)	15,847	(14,758)	(7,461)
Comprehensive loss	$(463,602)	$(669,346)	$(392,231)
Comprehensive loss attributable to redeemable noncontrolling interest	—	—	(20,900)
Comprehensive loss attributable to Guardant Health, Inc. common stockholders	$(463,602)	$(669,346)	$(413,131)
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount

Balance as of January 1, 2021	$57,100	100,213,985	$1	$1,902,389	$2,697	$(606,592)	$1,298,495
Cumulative effect adjustment for ASU 2020-06 adoption	—	—	—	(330,403)	—	4,437	(325,966)
Issuance of common stock upon exercise of stock options	—	693,074	—	8,112	—	—	8,112
Vesting of restricted stock units	—	750,160	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	52	—	—	52
Issuance of common stock under employee stock purchase plan	—	110,227	—	9,753	—	—	9,753
Taxes paid related to net share settlement of restricted stock units	—	—	—	(83,759)	—	—	(83,759)
Stock-based compensation	—	—	—	151,449	—	—	151,449
Adjustment of redeemable noncontrolling interest	20,900	—	—	—	—	(20,900)	(20,900)
Reclassification of redeemable noncontrolling interest to noncontrolling interest liability	(78,000)	—	—	—	—	—	—
Other comprehensive loss, net of tax impact	—	—	—	—	(7,461)	—	(7,461)
Net loss	—	—	—	—	—	(384,770)	(384,770)
Balance as of December 31, 2021	—	101,767,446	1	1,657,593	(4,764)	(1,007,825)	645,005
Issuance of common stock upon exercise of stock options	—	228,311	—	2,625	—	—	2,625
Vesting of restricted stock units	—	315,673	—	—	—	—	—
Vesting of common stock exercised early	—	—	—	8	—	—	8
Issuance of common stock under employee stock purchase plan	—	307,953	—	9,316	—	—	9,316
Taxes paid related to net share settlement of restricted stock units	—	—	—	(7,878)	—	—	(7,878)
Stock-based compensation	—	—	—	94,685	—	—	94,685
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	—	(14,235)	—	—	(14,235)
Other comprehensive loss	—	—	—	—	(14,758)	—	(14,758)
Net loss	—	—	—	—	—	(654,588)	(654,588)
Balance as of December 31, 2022	—	102,619,383	1	1,742,114	(19,522)	(1,662,413)	60,180
Issuance of common stock upon follow-on public offering, net of offering costs of $21,131	—	14,375,000	—	381,369	—	—	381,369
Issuance of common stock upon registered direct offering	—	3,387,446	—	90,616	—	—	90,616
Issuance of common stock upon exercise of stock options	—	51,124	—	405	—	—	405
Vesting of restricted stock units	—	732,038	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	464,870	—	10,154	—	—	10,154
Taxes paid related to net share settlement of restricted stock units	—	—	—	(11,197)	—	—	(11,197)
Stock-based compensation	—	—	—	90,759	—	—	90,759
Other comprehensive income	—	—	—	—	15,847	—	15,847
Net loss	—	—	—	—	—	(479,449)	(479,449)
Balance as of December 31, 2023	$—	121,629,861	$1	$2,304,220	$(3,675)	$(2,141,862)	$158,684

The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021

OPERATING ACTIVITIES:
Net loss	$(479,449)	$(654,588)	$(384,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,881	35,962	22,271
Operating lease costs	29,699	28,585	24,661
Contingent consideration	110	4,305	2,380
Stock-based compensation	90,759	94,685	151,449
Amortization of debt issuance costs	2,575	2,569	2,564
Amortization of (discount) premium on marketable debt securities	(13,552)	4,595	12,849
Unrealized (gains) losses on marketable equity securities	(79,710)	7,793	—
Impairment of non-marketable equity securities and other related assets	29,054	5,261	—
Fair value adjustments of noncontrolling interest liability	—	99,785	—
Other	(1,182)	21	47
Cash effect of changes in operating assets and liabilities:
Accounts receivable, net	8,378	375	(44,353)
Inventory, net	(10,350)	(20,926)	(7,957)
Prepaid expenses and other current assets, net	(4,332)	20,444	(35,753)
Other assets, net	1,298	11,698	(4,182)
Accounts payable and accrued liabilities	88,591	60,328	34,796
Operating lease liabilities	(31,478)	(20,228)	14,205
Deferred revenue	1,733	9,873	2,776
Net cash used in operating activities	(324,975)	(309,463)	(209,017)
INVESTING ACTIVITIES:
Purchase of marketable debt securities	(629,902)	(303,757)	(900,808)
Maturity of marketable debt securities	1,494,700	555,000	952,110
Purchase of non-marketable equity securities and other related assets	(5,593)	(23,966)	(39,422)
Purchase of property and equipment	(20,486)	(77,461)	(75,035)
Other	1,531	—	—
Net cash provided by (used in) investing activities	840,250	149,816	(63,155)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	10,154	9,316	9,753
Proceeds from issuance of common stock upon exercise of stock options	405	2,625	8,112
Taxes paid related to net share settlement of restricted stock units	(11,197)	(7,878)	(83,759)
Proceeds from equity offerings	493,116	—	—
Payment of equity offering costs	(21,131)	—	—
Joint Venture Acquisition	—	(177,785)	—
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	(14,235)	—
Other	6,028	(1,136)	(930)
Net cash provided by (used in) financing activities	477,375	(189,093)	(66,824)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(911)	(1,600)	(1,693)
Net increase (decrease) in cash, cash equivalents and restricted cash	991,739	(350,340)	(340,689)
Cash, cash equivalents and restricted cash – Beginning of period	141,948	492,288	832,977
Cash, cash equivalents and restricted cash – End of period	$1,133,687	$141,948	$492,288
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,969	$1,331	$393
Supplemental Disclosures of Noncash Investing and Financing Activities:
Operating lease liabilities arising from obtaining right-of-use assets	$5,015	$4,073	$171,382
Purchase of property and equipment included in accounts payable and accrued liabilities	$5,279	$8,291	$8,892
Reclassification of redeemable noncontrolling interest to noncontrolling interest liability	$—	$—	$78,000
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,133,537	$141,647	$492,202
Restricted cash – included in other assets, net	150	301	86
Total cash, cash equivalents and restricted cash	$1,133,687	$141,948	$492,288
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. The Company is transforming patient care by providing critical insights into what drives disease through its advanced blood and tissue tests, and real-world data. The Company's tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and helping doctors select the best treatment for patients with advanced cancer. For patients with advanced stage cancer, the Company has commercially launched Guardant360 LDT and Guardant360 CDx, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. The Company has also launched the Guardant360 TissueNext tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging.
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
For early cancer detection, in May 2022, the Company launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, the Company announced that the ECLIPSE study, a registrational study evaluating the performance of its Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, the Company submitted a premarket approval application, or PMA, for its Shield blood test to the FDA. The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee intends to review the PMA.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying consolidated financial statements include the accounts of Guardant Health, Inc., its consolidated Joint Venture (see Note 3, Joint Venture), and its wholly owned subsidiaries. Other stockholders’ interests in the Joint Venture were shown in the consolidated financial statements as noncontrolling interest liability before the Joint Venture Acquisition was completed in June 2022. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts were made to conform with the current period presentation.
The Company believes that its existing cash and cash equivalents and marketable debt securities as of December 31, 2023 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.

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
Restricted cash consists of payroll withholding related to the Company's enrollment in certain voluntary disability insurance plan. Restricted cash balance was $0.2 million and $0.3 million as of December 31, 2023, and 2022, respectively, which was included in other assets in the accompanying consolidated balance sheets.
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
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity and other related investments totaled $8.6 million and $25.0 million as of December 31, 2023, and 2022, respectively, and are included in other assets, net on the accompanying consolidated balance sheets.

Non-marketable securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, the Company recorded an impairment of $22.1 million for the year ended December 31, 2023 for one of its non-marketable equity security investments, included in other income (expense), net on the accompanying consolidated statements of operations. In addition, in connection with the investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. In September 2022, the Company decided not to exercise such rights to purchase the investee and recorded an impairment of $5.3 million for the year ended December 31, 2022, included in other income (expense), net on the accompanying consolidated statements of operations.
Pursuant to another investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the Company, on or before October 1, 2023, and acquired rights to obtain the exclusive license of the investee's certain technologies. In June 2023, the Company decided not to exercise such rights and recorded an impairment of $7.0 million for the year ended December 31, 2023, included in other income (expense), net on the accompanying consolidated statements of operations.
No other impairment or downward adjustments to the carrying value of the Company's non-marketable securities have been otherwise recorded.
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

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022

Customer A	*	*	*	12%	12%
Customer B	31%	30%	29%	12%	11%
Customer C	*	*	*	10%	*
*    less than 10%
The Company is also subject to credit risk from its other receivables and other assets. The Company's other receivables and other assets include payments due from a third-party in relation to the settlement of a patent dispute reached in August 2020 for $8.0 million payable over a period of 6 years. As of December 31, 2023, the Company has received $4.3 million payments from the third-party, and evaluated and recorded a credit loss for the remaining $3.7 million considering the third-party's credit worthiness and lack of financial history.
The following table presents the receivable and the related credit loss amounts:

	As of December 31,
	2023	2022

	(in thousands)
Prepaid expenses and other current assets:
Gross Amount	$—	$—
Allowance for Credit Losses	—	—
Net Amount	$—	$—
Other assets:
Gross Amount	$3,700	$4,800
Allowance for Credit Losses	(3,700)	(4,800)
Net Amount	$—	$—
The following table summarizes the allowance for credit losses activities for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Prepaid expenses and other current assets:
Allowance for credit losses—Beginning of period	$—	$—	$—
Charged to (reversed from) other income (expense), net	(1,100)	(1,100)	(1,100)
Reclassification	1,100	1,100	1,100
Allowance for credit losses—End of period	$—	$—	$—
Other assets:
Allowance for credit losses—Beginning of period	$4,800	$5,900	$7,000
Reclassification	(1,100)	(1,100)	(1,100)
Allowance for credit losses—End of period	$3,700	$4,800	$5,900
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of December 31, 2023 and 2022, the Company had unbilled receivables of $4.9 million and $5.4 million, respectively.

The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the years ended December 31, 2023, 2022 and 2021.
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of December 31, 2023, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 2—12 years.

Impairment for Long-Lived Assets
The Company evaluates its long-lived assets, including property and equipment, finite-lived intangible assets, and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company had immaterial amount of impairment for long-lived assets for the years ended December 31, 2023, 2022 and 2021.
Post-acquisition Contingent Consideration
Post-acquisition contingent consideration is recognized over the service period, subject to meeting the respective service requirements and performance metrics. For the years ended December 31, 2023 and 2022, the Company recorded post-acquisition contingent consideration expense of $2.1 million and $5.2 million, respectively, included in research and development expenses on the accompanying consolidated statements of operations. The Company did not record any post-acquisition contingent consideration expense for the year ended December 31, 2021.
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
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing revenue includes amount derived from the delivery of the Company's precision oncology tests, including those tests delivered by labs operated by our strategic partners. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing the Company's technologies, and kit fulfillment. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
In addition, the Company licenses its digital sequencing technologies to its domestic customers and international laboratory partners. For the licensed technology, the Company is compensated through royalty-based payments, non-refundable upfront payments, guaranteed minimum payments, and/or sample milestone payments. Depending on the nature of the technology licensing arrangements, and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur, when the technology transfer is complete or over the technology transfer period. Other revenue also includes kit fulfillment, which is recognized when such products are delivered.
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

Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company’s performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of December 31, 2023 and 2022, the Company's deferred revenue balance was $22.9 million and $21.2 million, respectively, of which $5.0 million and $3.8 million was considered long-term and recorded within other long-term liabilities on the accompanying consolidated balance sheets. Revenue recognized in the year ended December 31, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $13.9 million, and revenue recognized in the year ended December 31, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $7.6 million, respectively.
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
Cost of Development Services and Other
Cost of development services and other primarily includes costs incurred for the performance of development services requested by the Company’s biopharmaceutical customers, and costs associated with the Company's partnership agreements and delivery of screening tests. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of development services and other.
Research and Development Expenses
Research and development expenses consist of costs incurred to develop technology and include salaries and benefits including stock-based compensation, reagents and supplies used in research and development laboratory work, infrastructure expenses, including facility occupancy and information technology costs, contract services, other outside costs and costs to develop the Company's technology capabilities. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical companies before technological feasibility has been achieved. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Costs to develop technology capabilities are recorded as research and development expenses unless they meet the criteria to be capitalized as internal-use software costs.
Advertising
The Company expenses advertising costs as incurred. The Company incurred advertising costs of $2.1 million, $8.9 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options granted under the 2012 Stock Plan (as amended and restated), or the 2012 Plan, the 2018 Incentive Award Plan, or the 2018 Plan, the former Joint Venture's 2020 Equity Incentive Plan (see Note 11, Stock-Based Compensation), and the 2023 Employment Inducement Incentive Award Plan, or the 2023 Plan, and stock purchase rights granted under the 2018 Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected volatility, risk-free rate and expected dividend yield. The board of directors of the Joint Venture determined the fair value of common stock of the Joint Venture.
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
For market-based restricted stock units, or MSU, the Company derived the requisite service period using the Monte Carlo simulation model and the related compensation expense was recognized over the derived service period using an accelerated attribution model commencing on the grant date. Stock-based compensation expense was recorded regardless of whether the market conditions were achieved or not. The MSUs were fully expensed as of June 30, 2022.
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
New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual reporting periods beginning the year ended December 31, 2024, and for interim reporting periods beginning January 1, 2025, with early adoption permitted, and should be applied retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amended existing income tax disclosure guidance, primarily requiring more detailed disclosures on the effective tax rate reconciliation and income taxes paid. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2025, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In June 2022, the Company purchased all of the shares held by SoftBank and its affiliates in consideration for a cash payment of the aggregate purchase price of $177.8 million, which resulted in $99.8 million of fair value adjustments to the noncontrolling interest liability for the year ended December 31, 2022. In connection with the Joint Venture Acquisition, the Company also issued a tender offer to purchase the Joint Venture's Class B common stock issued and issuable upon exercise of vested Joint Venture's stock options held by the Joint Venture's employees (see Note 11, Stock-Based Compensation).
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

4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	As of December 31,
	2023	2022

	(in thousands)
Machinery and equipment	$118,117	$95,764
Leasehold improvements	102,298	99,781
Computer hardware	34,417	29,744
Construction in progress	7,508	20,598
Furniture and fixtures	7,999	8,367
Computer software	2,065	1,797
Property and equipment, gross	$272,404	$256,051
Less: accumulated depreciation	(127,308)	(88,131)
Property and equipment, net	$145,096	$167,920
Depreciation expense related to property and equipment was $40.0 million, $33.4 million and $20.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2023	2022

	(in thousands)
Accounts payable	$51,741	$68,911
Accrued compensation	72,736	55,788
Operating lease liabilities	27,950	21,878
Others	35,525	29,240
Total accounts payable and accrued liabilities	$187,952	$175,817
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$1,032,500	$1,032,500	$—	$—
Total cash equivalents	$1,032,500	$1,032,500	$—	$—

U.S. government debt securities	$35,097	$—	$35,097	$—
Total short-term marketable debt securities	$35,097	$—	$35,097	$—

Long-term marketable equity securities	$98,002	$98,002	$—	$—
Total	$1,165,599	$1,130,502	$35,097	$—

Financial Liabilities:
Contingent consideration	$6,540	$—	$—	$6,540
Total	$6,540	$—	$—	$6,540

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$3,104	$3,104	$—	$—
U.S. government debt securities	14,987	—	14,987	—
Total cash equivalents	$18,091	$3,104	$14,987	$—

U.S. government debt securities	$869,584	$—	$869,584	$—
Total short-term marketable debt securities	$869,584	$—	$869,584	$—

Long-term marketable equity securities	$18,291	$18,291	$—	$—
Total	$905,966	$21,395	$884,571	$—

Financial Liabilities:
Contingent consideration	$6,430	$—	$—	$6,430
Total	$6,430	$—	$—	$6,430
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

In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company is subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. In November 2023, Lunit issued bonus shares to its existing shareholders by allocating one new share for each existing share, and the Company is subject to the same lock-up period with the same restrictions for these bonus shares. As of December 31, 2023 and 2022, the balance of the investment in Lunit was $98.0 million and $18.3 million, respectively, included in other assets, net, on the accompanying consolidated balance sheets. In addition, the Company recorded $79.7 million unrealized gains and $7.8 million unrealized losses on the investment in Lunit for the years ended December 31, 2023 and 2022, respectively, included in other income (expense), net on the accompanying consolidated statements of operations. The Company did not record any unrealized gains or losses on the investment in Lunit for the year ended December 31, 2021.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense in the consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of December 31, 2023 and 2022, the Company's acquisition-related contingent consideration liability was $6.5 million and $6.4 million, respectively, of which $5.0 million and $4.9 million was considered long-term and recorded within other long-term liabilities on the accompanying consolidated balance sheets.
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
The following tables summarize the activities for the Level 3 financial instruments for the years ended December 31, 2023, 2022 and 2021:

	Contingent Consideration
	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Fair value — beginning of period	$6,430	$3,625	$1,245
Increase in fair value	110	4,305	2,380
Settlement	—	(1,500)	—
Fair value — end of period	$6,540	$6,430	$3,625

	Noncontrolling Interest Liability		Redeemable Noncontrolling Interest
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2021

	(in thousands)
Fair value — beginning of period	$78,000	$—	$57,100
Increase in fair value	99,785	—	27,244
Net loss for the period	—	—	(6,344)
Settlement	(177,785)	—	—
Reclassification of redeemable noncontrolling interest to noncontrolling interest liability	—	78,000	(78,000)
Fair value — end of period	$—	$78,000	$—

The Company considers the fair value of the Convertible Notes as of December 31, 2023 to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair value of the Convertible Notes.
The following tables summarize the Company’s cash equivalents and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$1,032,500	$—	$—	$1,032,500
U.S. government debt securities	35,108	—	(11)	35,097
Total	$1,067,608	$—	$(11)	$1,067,597

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market fund	$3,104	$—	$—	$3,104
U.S. government debt securities	901,342	8	(16,779)	884,571
Total	$904,446	$8	$(16,779)	$887,675
None of the Company’s marketable debt securities had been in an unrealized loss position for more than one year as of December 31, 2023. The following table presents the estimated fair values and gross unrealized losses of the Company's marketable debt securities that had been in an unrealized loss position as of December 31, 2022.

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(in thousands)
U.S. government debt securities	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
Total	$170,975	$(2,958)	$685,754	$(13,821)	$856,729	$(16,779)
There have been no material realized gains or losses on marketable debt securities for the periods presented. The Company determined that it did have the ability and intent to hold all marketable debt securities that had been in a continuous loss position until maturity or recovery and the loss position was temporary due to market volatility, thus there has been no recognition of credit losses for the years ended December 31, 2023, 2022 and 2021, respectively.

6. Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of December 31, 2023 and 2022:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(4,686)	$7,200	6.8
Non-compete agreements and other covenant rights	5,100	(3,588)	1,512	1.9
Acquired technology	1,600	(1,333)	267	0.3
Total intangible assets subject to amortization	18,586	(9,607)	8,979
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(9,607)	$12,269

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(3,579)	$8,307	7.8
Non-compete agreements and other covenant rights	5,100	(2,747)	2,353	2.9
Acquired technology	1,600	(533)	1,067	1.4
Total intangible assets subject to amortization	18,586	(6,859)	11,727
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(6,859)	$15,017
Amortization of finite-lived intangible assets was $2.7 million, $2.5 million and $1.9 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(in thousands)
2024	$2,219
2025	1,670
2026	1,212
2027	1,107
2028	1,109
2029 and thereafter	1,662
Total	$8,979

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
Since the 2027 Notes were not convertible as of December 31, 2023, the net carrying amount of the 2027 Notes was classified as a long-term liability.

The following table sets forth the net carrying amounts of the 2027 Notes as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(in thousands)
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(10,034)	(12,609)
Net carrying amount	$1,139,966	$1,137,391
The total estimated fair value of the 2027 Notes was $0.8 billion and $0.7 billion as of December 31, 2023 and 2022, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The following table sets forth interest expense recognized and effective interest rate represented related to the 2027 Notes:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Amortization of debt issuance costs	$2,575	$2,569	$2,564
Total interest expense recognized	$2,575	$2,569	$2,564

Effective interest rate	0.2%	0.2%	0.2%
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

8. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.75 to 9.5 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement. In July 2020, the Company entered into two lease agreements for additional office space in Palo Alto, California, or the Palo Alto Lease, and in San Diego, California, or the San Diego Lease, and took possession of these facilities in March 2021. The San Diego Lease has a term of 8 years, and the Palo Alto Lease has a term of 12 years with an option to renew the lease term for an additional 10 years which has not been considered in the determination of ROU asset or lease liability as the Company does not consider it reasonably certain of exercising the renewal option. Both leases consist of fixed and variable payments and are being accounted for as operating leases. The Company estimated the incremental borrowing rate to determine the present value of lease payments for the San Diego and Palo Alto leases using trading data of the Company's convertible debt adjusted for credit rating and market yield curves.
Operating lease expense for the years ended December 31, 2023, 2022 and 2021, was $29.7 million, $28.6 million and $24.7 million, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	As of December 31,
	2023	2022

Weighted-average remaining lease term (in years)	8.3	9.1
Weighted-average discount rate	3.87%	3.93%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2023:

Year Ending December 31,
(in thousands)
2024	$35,460
2025	33,237
2026	28,166
2027	24,479
2028	23,321
2029 and thereafter	101,835
Total operating lease payments	$246,498
Less: imputed interest	(32,700)
Total operating lease liabilities	$213,798
Finance leases are not material to the Company's consolidated financial statements.
9. Commitments and Contingencies
Indemnification Agreements
The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of December 31, 2023.

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
Intellectual Property Disputes
In August 2021, TwinStrand Biosciences, Inc., or TwinStrand Biosciences, and the University of Washington filed a patent infringement suit in the United States District Court for the District of Delaware alleging that the Company infringes U.S. Patent Nos. 10,287,631; 10,689,699; 10,752,951; and 10,760,127. The Company answered the complaint in October 2021, denying TwinStrand Biosciences’ allegations and asserted counterclaims of invalidity, unenforceability due to inequitable conduct and infringement of four of the Company’s patents. Discovery in the case has concluded. In October 2023, the District Court dismissed with prejudice TwinStrand’s infringement claims related to U.S. Patent Nos. 10,689,699 and 10,752,951.
On November 14, 2023, a jury verdict was entered in favor of TwinStrand Biosciences and the University of Washington and against the Company. The jury found that the Company willfully infringed U.S. Patent Nos. 10,287,631 and 10,760,127, and awarded TwinStrand Biosciences and the University of Washington $83.4 million in damages, representing a 6% royalty on past sales. As a result, the Company recorded a liability of $83.4 million in the fourth quarter of 2023, which is reflected as a charge to other operating expense on its consolidated statements of operations, and as a component of other long-term liabilities on its consolidated balance sheets. Post-trial motions by both parties are due on March 4, 2024, where the Company will file motions to overturn the jury’s verdict, seek a new trial, and/or amend the judgment. TwinStrand BioSciences has indicated to the District Court that it will seek treble damages based on the jury’s finding of willful infringement, pre- and post-judgment interest, and a go-forward running royalty. A hearing date has not yet been set on the post-trial motions. The Company strongly disagrees with the jury verdict and will vigorously contest the verdict and judgment through post-trial motions in the District Court, and if needed, through appeal to the U.S. Court of Appeals for the Federal Circuit.
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
10. Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of December 31, 2023 and 2022, no dividends on the Company’s common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	As of December 31,
	2023	2022
Shares underlying outstanding stock options	4,012,903	3,402,574
Shares underlying unvested restricted stock units	4,346,785	3,687,888
Shares underlying unvested market-based restricted stock units	2,260,764	2,260,764
Shares underlying unvested performance-based restricted stock units	412,490	341,713
Shares available for issuance under the 2018 Incentive Award Plan	7,053,406	5,438,296
Shares available for issuance under the 2018 Employee Stock Purchase Plan	1,679,635	1,118,311
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	4,949,988	—
Total	24,715,971	16,249,546
Equity Offering
In May 2023, the Company completed a follow-on underwritten public offering, in which it issued and sold 14,375,000 shares of its common stock at a price of $28.00 per share, and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million. In December 2023, the Company completed a registered direct offering with an investment management firm, in which it issued and sold 3,387,446 shares of its common stock at a price of $26.77 per share, and received net proceeds of $90.6 million.

11. Stock-Based Compensation
2012 Stock Plan and 2018 Incentive Award Plan
In June 2012 and September 2018, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2012 Stock Plan (as amended and restated), or the 2012 Plan, and the Company’s 2018 Incentive Award Plan, or the 2018 Plan, respectively, under which the Company may grant cash and equity incentive awards to its employees and non-employees. Upon effectiveness of the 2018 Plan in connection with the IPO in October 2018, the 2012 Plan was terminated and 508,847 shares reserved under the 2012 Plan were forfeited. Any outstanding awards granted under the 2012 Plan remain outstanding, subject to the terms of the 2012 Plan and applicable award agreement, and further cancellation of awards granted under the 2012 Plan are not available for grant in the future. No further grants will be made under the 2012 Plan. The number of shares of common stock available for issuance under the 2018 Plan may be increased on January 1 of each calendar year beginning in 2019 and ending in 2028 by an amount equal to the least of (i) 3,689,000 shares, (ii) four percent of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, assuming the conversion of any shares of preferred stock, but excluding shares issuable upon the exercise or payment of stock options, warrants or other equity securities with respect to which shares have not actually been issued, and (iii) such smaller number of shares as determined by the Company’s Board of Directors.
2023 Employment Inducement Incentive Award Plan
In August 2023, the Company’s Board of Directors adopted the 2023 Employment Inducement Incentive Award Plan, or the 2023 Plan, under which the Company may exclusively grant awards to its new employees as an inducement material to the employee’s entry into employment with the Company. The 2023 Plan was approved by the Company's Board of Directors without stockholder approval in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules.

Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of January 1, 2021	1,819,223	3,101,181	$15.80	6.9	$350,670
2018 Plan annual increase(1)	3,689,000	—
Granted	(345,774)	345,774	119.82
Exercised	—	(693,074)	11.19
Canceled	65,523	(128,907)	47.51
Restricted stock units granted	(873,916)	—
Restricted stock units canceled	315,988	—
Market-based restricted stock units canceled	558,254	—
Performance-based restricted stock units granted	(52,917)	—
Performance-based restricted stock units canceled	56,243	—
Balance as of December 31, 2021	5,231,624	2,624,974	29.17	6.5	193,014
2018 Plan annual increase(1)	3,689,000	—
Granted	(1,051,466)	1,051,466	44.86
Granted in connection with the Joint Venture Acquisition	(15,128)	15,128	4.90
Exercised	—	(228,311)	6.29
Canceled	56,391	(60,683)	90.84
Restricted stock units granted	(2,995,533)	—
Restricted stock units canceled	490,525	—
Performance-based restricted stock units granted	(26,935)	—
Performance-based restricted stock units canceled	59,818	—
Balance as of December 31, 2022	5,438,296	3,402,574	34.34	6.8	39,749
2018 Plan annual increase(1)	3,689,000	—
Shares authorized under the 2023 Plan	5,000,000	—
Granted	(1,000,760)	1,000,760	30.80
Exercised	—	(51,124)	7.93
Canceled	338,570	(339,307)	58.45
Restricted stock units granted	(2,436,947)	—
Restricted stock units canceled	1,049,447	—
Performance-based restricted stock units granted	(126,041)	—
Performance-based restricted stock units canceled	51,829	—
Balance as of December 31, 2023	12,003,394	4,012,903	$31.76	6.6	$39,115
Vested and Exercisable as of December 31, 2023		2,401,061	$25.39	4.9	$37,730
(1)Effective as of January 1, 2021, 2022 and 2023, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of the automatic annual increase provision therein.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $1.0 million, $12.2 million and $83.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The weighted-average grant date fair value of options granted was $19.90, $28.61 and $70.25 per share for the years ended December 31, 2023, 2022 and 2021, respectively.
Future stock-based compensation for unvested options as of December 31, 2023 was $39.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2021	1,118,655	$92.89
Granted	873,916	123.36
Vested and released	(178,030)	92.14
Canceled	(315,988)	97.79
Balance as of December 31, 2021	1,498,553	109.72
Granted	2,902,217	45.04
Granted in connection with the Joint Venture Acquisition	93,316	38.24
Vested and released	(315,673)	96.36
Canceled	(490,525)	90.52
Balance as of December 31, 2022	3,687,888	60.70
Granted	2,436,947	26.62
Vested and released	(728,603)	60.07
Canceled	(1,049,447)	56.85
Balance as of December 31, 2023	4,346,785	$42.63
Future stock-based compensation for unvested restricted stock units as of December 31, 2023 was $151.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units, or PSUs, to its employees and non-employees. The PSUs granted to employees consist of financial and/or operational metrics to be met over a performance period of approximately 0.3 to 4 years and an additional service period requirement of up to 2 years after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 0.3 to 4.5 years subject to meeting the respective performance metrics and service requirements.
In November 2020, and as part of these PSU programs, the Company granted PSUs consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of December 31, 2023, these PSUs had a grant-date fair value of approximately $25.7 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics did not meet the criteria for accrual as of December 31, 2023.

A summary of the Company’s performance-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2021	377,922	$113.40
Granted	52,917	135.94
Canceled	(56,243)	113.40
Balance as of December 31, 2021	374,596	116.58
Granted	26,935	37.50
Canceled	(59,818)	114.94
Balance as of December 31, 2022	341,713	110.64
Granted	126,041	32.84
Vested and released	(3,435)	32.86
Canceled	(51,829)	80.91
Balance as of December 31, 2023	412,490	$91.25
Stock-based compensation recorded for the PSUs for the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $1.3 million and $1.3 million, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of December 31, 2023 was $5.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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

On January 1, 2021, Tranche 1 of the MSUs became vested because it had met both service requirement and market-based performance metrics as the predetermined share price goal of $120 per share was achieved for a period of 30 consecutive calendar days. No MSUs were granted, vested or canceled during the years ended December 31, 2023, and 2022. A summary of the Company’s market-based restricted stock unit activity under the 2018 Plan and related information is as follows:

	Market-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2021	3,391,148	$67.00
Vested and released	(572,130)	70.58
Canceled (1)	(558,254)	70.58
Balance as of December 31, 2021	2,260,764	65.20
Balance as of December 31, 2022	2,260,764	65.20
Balance as of December 31, 2023	2,260,764	$65.20
(1)Represented shares withheld by the Company for the holders' tax obligation upon release of vested MSUs.
The MSUs were fully expensed as of June 30, 2022. Stock-based compensation for the MSUs for the years ended December 31, 2022 and 2021 was $16.1 million and $99.2 million, respectively, which was recorded in general and administrative expenses on the accompanying consolidated statement of operations.
AMEA 2020 Equity Incentive Plan
In August 2020, the board of directors of the Joint Venture approved its 2020 Equity Incentive Plan, or the AMEA 2020 Plan, under which the Joint Venture may grant equity incentive awards to its employees and non-employees.
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

A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of January 1, 2021	542,220	4,053,335	$0.58	9.6	$—
Granted	(826,667)	826,667	0.58
Exercised	—	(602,408)	0.58
Canceled	625,375	(625,375)	0.58
Balance as of December 31, 2021	340,928	3,652,219	0.58	8.8	—
Exercised	—	(2,051,645)	0.58
Canceled	82,407	(82,407)	0.58
Canceled in connection with the Joint Venture Acquisition	(423,335)	(1,518,167)	0.58
Balance as of December 31, 2022	—	—	$—	0.0	$—
No stock options were granted under the AMEA 2020 Plan for the year ended December 31, 2022. The weighted-average grant date fair value of options granted under the AMEA 2020 Plan was $0.33 per share for the year ended December 31, 2021.
Stock‑Based Compensation Expense
The following table presents the effect of employee and non‑employee related stock‑based compensation expense including the Joint Venture:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of precision oncology testing	$4,614	$5,498	$3,468
Cost of development services and other	1,851	—	—
Research and development expense	34,682	26,630	18,907
Sales and marketing expense	24,764	25,442	15,479
General and administrative expense	24,848	37,115	113,595
Total stock-based compensation expense	$90,759	$94,685	$151,449
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions including the Joint Venture:

	Year Ended December 31,
	2023	2022	2021

Expected term (in years)	5.50 – 6.10	5.50 – 6.10	5.49 – 6.06
Expected volatility	69.3% – 70.5%	63.3% – 67.6%	63.6% – 66.7%
Risk-free interest rate	3.4% – 4.5%	1.9% – 4.4%	0.3% – 1.3%
Expected dividend yield	0%	0%	0%
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
The grant date fair value of the Joint Venture's common stock was determined by the board of directors of the Joint Venture, using valuation methodologies which utilize certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. The methodologies used to estimate the enterprise value of the Joint Venture were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Expected Term
The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.
Expected Volatility
Prior to the commencement of trading of the Company’s common stock on the Nasdaq Global Select Market on October 4, 2018 in connection with its IPO, there was no active trading market for the Company’s common stock. Due to limited historical data for the trading of the Company’s common stock, expected volatility is estimated based on the average volatility for comparable publicly traded peer group companies in the same industry plus the Company's expected volatility for the available periods. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.
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
The Joint Venture did not anticipate paying any dividends, therefore used an expected dividend yield of zero.
2018 Employee Stock Purchase Plan
In September 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP. A total of 922,250 shares of common stock were initially reserved for issuance under the ESPP. On the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, the number of shares of common stock available for issuance under the ESPP may be increased by the least of (i) 1,106,700 shares, (ii) 1% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, assuming the conversion of any shares of preferred stock, but excluding shares issuable upon the exercise or payment of stock options, warrants or other equity securities with respect to which shares have not actually been issued, and (iii) such smaller number of shares as determined by the Company’s Board of Directors. Effective as of January 1, 2020 and March 2, 2023, an additional 942,614 and 1,026,194 shares of common stock became available for issuance under the ESPP.
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

Shares of common stock purchased under the ESPP were 464,870, 307,953 and 110,227, for the years ended December 31, 2023, 2022 and 2021, respectively. The total compensation expense related to the ESPP was $5.1 million, $4.6 million and $3.5 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
The grant date fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The following assumptions used in the valuation were substantially consistent with the assumptions used to value stock options with the exception of the expected term which was based on the term of each purchase period:

	Year Ended December 31,
	2023	2022	2021

Expected term (in years)	0.50	0.50	0.50
Expected volatility	51.5% – 76.6%	81.8% – 92.0%	46.5% – 50.8%
Risk-free interest rate	5.2% – 5.4%	1.5% – 4.5%	0% – 0.1%
Expected dividend yield	0%	0%	0%
As of December 31, 2023, the unrecognized stock-based compensation expense related to the ESPP was $2.1 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
12. Net Loss Per Share Attributable to Guardant Health, Inc. Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to Guardant Health, Inc. common stockholders:

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except per share data)
Net loss	$(479,449)	$(654,588)	$(384,770)
Adjustment of redeemable noncontrolling interest	—	—	(20,900)
Net loss attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(479,449)	$(654,588)	$(405,670)
Net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	$(4.28)	$(6.41)	$(4.00)
Weighted-average shares used in computing net loss per share attributable to Guardant Health, Inc. common stockholders, basic and diluted	111,988	102,178	101,314

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

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Stock options issued and outstanding	3,566	2,799	2,715
Restricted stock units	3,474	2,342	1,208
MSUs	2,261	2,261	2,357
PSUs	389	354	397
ESPP obligation	176	105	45
Common stock subject to repurchase	—	—	7
Convertible senior notes	8,225	8,225	8,225
Total	18,091	16,086	14,954

13. Income Taxes
The components of (loss) income before provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
United States	$(481,405)	$(659,757)	$(384,976)
Foreign	2,641	6,308	506
Total	$(478,764)	$(653,449)	$(384,470)
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Current:
State	$35	$127	$4
Foreign	1,191	1,248	118
Total current tax expense	$1,226	$1,375	$122
Deferred:
Federal	$—	$18	$108
State	—	3	20
Foreign	(541)	(257)	50
Total deferred tax expense	$(541)	$(236)	$178
Total provision for income taxes	$685	$1,139	$300

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating losses carryforwards	$344,314	$294,757
Capitalized research and development costs	122,162	89,084
Property, equipment and intangible assets	12,161	7,422
Accruals and reserves	40,172	12,917
Research and development credits	62,533	49,865
Stock-based compensation	18,278	16,507
Lease liabilities	54,564	59,757
Other	73	4,378
Total deferred tax assets	$654,257	$534,687
Deferred tax liabilities:
Right-of-use asset	$(40,213)	$(44,825)
Equity security investments	(9,044)	—
Other	(206)	(316)
Total deferred tax liabilities	$(49,463)	$(45,141)
Less: valuation allowance	(603,747)	(489,040)
Net deferred tax assets	$1,047	$506

The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company’s income tax expense for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Taxes at the statutory federal rate	$(100,553)	$(137,276)	$(80,739)
Capitalized research and expenditures true-up	8,212	—	—
Stock-based compensation	8,077	7,905	1,354
Research and development credits	(14,549)	(15,738)	(14,956)
Change in valuation allowance	114,707	175,916	106,227
State taxes, net of federal benefits	(19,117)	(28,522)	(14,998)
Other	3,908	(1,146)	3,412
Total provision for income taxes	$685	$1,139	$300
The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the years ended December 31, 2023, 2022 and 2021, primarily due to the change in valuation allowance, state income taxes net of federal benefits, withholding taxes, research and development tax credits, stock-based compensation expenses, and capitalized research and expenditures true-up.
As of December 31, 2023 and 2022, the Company had net operating loss carryforwards of $1.4 billion and $1.2 billion for federal purposes, and $1.0 billion and $0.9 billion for state and local purposes, respectively, which may be subject to limitations as described below. If not utilized, these carryforwards will begin to expire in 2031 for federal purposes, and 2024 for state and local purposes. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. Some but not all states conform to the federal treatment of net operating losses.

As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $41.9 million, net of reserve of $22.6 million, and $26.1 million, net of reserve of $14.0 million, respectively. As of December 31, 2022, the Company had federal and state research and development tax credit carryforwards of $32.7 million and $21.8 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2032. The Company’s state research and development tax credit carryforwards do not expire.
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
Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of U.S. operating losses, the Company believes that the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The net change in total valuation allowance was an increase of $114.7 million, an increase of $175.9 million and an increase of $188.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a provision for deferred U.S. federal and state income tax expense and foreign withholding taxes on approximately $4.7 million of undistributed earnings of foreign subsidiaries indefinitely reinvested outside the United States. If the foreign earnings are repatriated, the income tax provision would be adjusted in the period the earnings are determined to be no longer indefinitely reinvested outside the United States.
The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income, or GILTI, taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.
Uncertain Tax Positions
The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of $36.9 million and $29.6 million as of December 31, 2023 and 2022, respectively, which, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Unrecognized tax benefits - Beginning of period	$29,634	$20,100	$11,269
Increases related to current year’s tax positions	8,465	9,233	8,223
(Decreases) increases related to prior years’ tax positions	(1,153)	301	608
Unrecognized tax benefits - End of period	$36,946	$29,634	$20,100
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.

14. Employee Benefit Plan
The Company sponsors a defined contribution plan (or a 401(k) plan), and pursuant to its terms, eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2023, 2022 and 2021, the Company contributed $7.1 million, $6.7 million and $4.5 million, respectively, to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.
15. Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
United States	$526,524	$420,618	$352,561
International	37,424	28,920	21,092
Total revenue	$563,948	$449,538	$373,653
As of December 31, 2023 and 2022, 98% and 99%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-chief executive officers, or Co-CEOs, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Co-CEOs and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Co-CEOs and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by an independent registered public accounting firm, as stated in their report included in this section of this Annual Report on Form 10-K.
Changes in internal control
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Guardant Health, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 22, 2024
Item 9B. Other Information.
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2024 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
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
(3)    Exhibits required by Item 601 of Regulation S-K
The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
4.1	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38683	4.1	3/2/2020
4.2	Indenture, dated as of November 19, 2020, between Guardant Health, Inc. and U.S. Bank National Association, as trustee	8-K	001-38683	4.1	11/20/2020
10.1#	Amended and Restated 2012 Stock Plan	S-1	333-227206	10.3	9/6/2018
10.1(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2012 Stock Plan	S-1	333-227206	10.4	9/6/2018
10.2#	2018 Incentive Award Plan	S-8	333-227762	99.2(a)	10/10/2018
10.2(a)#	Form of Stock Option Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(a)	9/21/2018
10.2(b)#	Form of Restricted Stock Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(b)	9/21/2018
10.2(c)#	Form of Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(c)	9/21/2018
10.2(d)#	Forms of Performance-Based Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	10-K	001-38683	10.3(d)	2/25/2021
10.3#	2018 Employee Stock Purchase Plan	S-8	333-227762	99.3	10/10/2018
10.3(a)#	First Amendment to 2018 Employee Stock Purchase Plan	10-K	001-38683	10.4(a)	3/29/2019
10.4#	Executive Severance Plan	10-Q	001-38683	10.1	8/3/2023
10.5#	Non-Employee Director Compensation Program, effective as of June 12, 2020	10-Q	001-38683	10.1	8/6/2020
10.6	Form of Indemnification Agreement between Guardant Health, Inc. and its directors and officers	S-1/A	333-227206	10.8	9/18/2018
10.7	Lease, dated November 1, 2014, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2	9/6/2018
10.8	First Amendment to Lease, dated October 17, 2017, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2(a)	9/6/2018
10.9	Sublease Agreement, dated July 31, 2020, by and between Guardant Health, Inc. and 3000 Hanover, LLC	10-Q	001-38683	10.1	11/5/2020
10.10§	Supply Agreement, dated September 15, 2014, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7	9/6/2018
10.11§	Amendment to Supply Agreement, dated August 11, 2015, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(a)	9/6/2018
10.12§	Amendment #2 to Supply Agreement, dated December 24, 2016, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(b)	9/6/2018
10.13§	Amendment #3 to Supply Agreement, dated August 14, 2017, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(c)	9/6/2018
10.14§	Amendment #4 to Supply Agreement, dated June 26, 2018, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(d)	9/6/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.15§	Amendment #5 to Supply Agreement, dated January 1, 2021, by and between the Registrant and Illumina, Inc.	10-K	001-38683	10.19	2/25/2021
10.16#	Form of letter agreement relating to certain time-based equity awards held by Helmy Eltoukhy and AmirAli Talasaz	10-K	001-38683	10.19	3/29/2019
10.17#	Form of Waiver Letter Agreement	8-K	001-38683	10.2	5/27/2020
10.18	Form of Capped Call Confirmation	8-K	001-38683	10.1	11/20/2020
10.19#	2023 Employment Inducement Award Plan, as approved on August 2, 2023	10-Q	001-38683	10.1	11/6/2023
10.19(a)#	Form of Stock Option Grant Notice and Restricted Stock Unit Grant Notice under the 2023 Employment Inducement Incentive Award Plan	10-Q	001-38683	10.2	11/6/2023
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K)					*
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
*
31.3	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					*
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

GUARDANT HEALTH, INC.

Dated:	February 22, 2024	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer and Chairman of the Board

		By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer and Director
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Helmy Eltoukhy	Co-Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 22, 2024
Helmy Eltoukhy

/s/ AmirAli Talasaz	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
AmirAli Talasaz

/s/ Michael Bell	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 22, 2024
Michael Bell

/s/ Ian Clark	Lead Independent Director	February 22, 2024
Ian Clark

/s/ Vijaya Gadde	Director	February 22, 2024
Vijaya Gadde

/s/ Steve Krognes	Director	February 22, 2024
Steve Krognes

/s/ Meghan Joyce	Director	February 22, 2024
Meghan Joyce

/s/ Musa Tariq	Director	February 22, 2024
Musa Tariq

/s/ Myrtle Potter	Director	February 22, 2024
Myrtle Potter