Form 10-Q
period 2024-03-31
Guardant Health, Inc.
filed 2024-05-09
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

As of May 3, 2024, the registrant had 122,369,214 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management, including about our business, our financial condition, our results of operations, our cash flows, and the industry and environment in which we operate. Statements that include words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.
Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Guardant Health, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,129,257	$1,133,537
Short-term marketable debt securities	—	35,097
Accounts receivable, net	84,562	88,783
Inventory, net	62,991	61,948
Prepaid expenses and other current assets, net	31,736	27,741
Total current assets	1,308,546	1,347,106
Property and equipment, net	138,387	145,096
Right-of-use assets, net	151,881	157,616
Intangible assets, net	8,294	8,979
Goodwill	3,290	3,290
Other assets, net	94,200	124,334
Total Assets	$1,704,598	$1,786,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,603	$51,741
Accrued compensation	92,639	72,736
Accrued expenses	67,211	63,475
Deferred revenue	22,556	17,965
Total current liabilities	220,009	205,917
Convertible senior notes, net	1,140,611	1,139,966
Long-term operating lease liabilities	178,907	185,848
Other long-term liabilities	96,786	96,006
Total Liabilities	1,636,313	1,627,737
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of March 31, 2024, and December 31, 2023; 121,787,297 and 121,629,861 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	2,329,930	2,304,220
Accumulated other comprehensive loss	(4,799)	(3,675)
Accumulated deficit	(2,256,847)	(2,141,862)
Total Stockholders’ Equity	68,285	158,684
Total Liabilities and Stockholders’ Equity	$1,704,598	$1,786,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Revenue:
Precision oncology testing	$156,229	$113,393
Development services and other	12,262	15,321
Total revenue	168,491	128,714
Costs and operating expenses:
Cost of precision oncology testing	59,306	45,106
Cost of development services and other	5,990	7,967
Research and development expense	83,802	93,128
Sales and marketing expense	80,425	76,123
General and administrative expense	38,651	40,445
Total costs and operating expenses	268,174	262,769
Loss from operations	(99,683)	(134,055)
Interest income	14,868	3,060
Interest expense	(645)	(644)
Other income (expense), net	(29,120)	(1,654)
Loss before provision for income taxes	(114,580)	(133,293)
Provision for income taxes	405	240
Net loss	$(114,985)	$(133,533)
Net loss per share, basic and diluted	$(0.94)	$(1.30)
Weighted-average shares used in computing net loss per share, basic and diluted	121,712	102,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023

Net loss	$(114,985)	$(133,533)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	14	7,535
Foreign currency translation adjustments	(1,138)	(163)
Other comprehensive (loss) income	(1,124)	7,372
Comprehensive loss	$(116,109)	$(126,161)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of January 1, 2024	121,629,861	$1	$2,304,220	$(3,675)	$(2,141,862)	$158,684
Issuance of common stock upon exercise of stock options	36,791	—	213	—	—	213
Vesting of restricted stock units	120,645	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	—	—	(1,544)	—	—	(1,544)
Stock-based compensation	—	—	27,041	—	—	27,041
Other comprehensive loss	—	—	—	(1,124)	—	(1,124)
Net loss	—	—	—	—	(114,985)	(114,985)
Balance as of March 31, 2024	121,787,297	$1	$2,329,930	$(4,799)	$(2,256,847)	$68,285

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of January 1, 2023	102,619,383	$1	$1,742,114	$(19,522)	$(1,662,413)	$60,180
Issuance of common stock upon exercise of stock options	21,049	—	157	—	—	157
Vesting of restricted stock units	67,873	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	—	—	(993)	—	—	(993)
Stock-based compensation	—	—	22,266	—	—	22,266
Other comprehensive income	—	—	—	7,372	—	7,372
Net loss	—	—	—	—	(133,533)	(133,533)
Balance as of March 31, 2023	102,708,305	$1	$1,763,544	$(12,150)	$(1,795,946)	$(44,551)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023

OPERATING ACTIVITIES:
Net loss	$(114,985)	$(133,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,712	10,345
Operating lease costs	7,619	7,339
Stock-based compensation	27,041	22,266
Amortization of debt issuance costs	645	644
Amortization of premium (discount) on marketable debt securities	111	(1,009)
Unrealized losses (gains) on marketable equity securities	30,054	(3,882)
Impairment of non-marketable equity securities and other related assets	—	5,485
Other	652	(300)
Cash effect of changes in operating assets and liabilities:
Accounts receivable, net	4,220	12,349
Inventory, net	(1,042)	5,125
Prepaid expenses and other current assets, net	(5,627)	(3,354)
Other assets, net	1,024	1,765
Accounts payable and accrued liabilities	13,240	13,886
Operating lease liabilities	(8,835)	(7,422)
Deferred revenue	4,887	(4,145)
Net cash used in operating activities	(30,284)	(74,441)
INVESTING ACTIVITIES:
Purchase of marketable debt securities	—	(63,252)
Maturity of marketable debt securities	35,000	228,000
Purchase of property and equipment	(6,934)	(7,524)
Net cash provided by investing activities	28,066	157,224
FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	213	157
Taxes paid related to net share settlement of restricted stock units	(1,544)	(993)
Other	257	(18)
Net cash used in financing activities	(1,074)	(854)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,138)	(163)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,430)	81,766
Cash, cash equivalents and restricted cash—Beginning of period	1,133,687	141,948
Cash, cash equivalents and restricted cash—End of period	$1,129,257	$223,714

Supplemental Disclosures of Noncash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,640	$8,016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,029,027	$223,640
Restricted cash – included in cash, cash equivalents and restricted cash	100,230	74
Total cash, cash equivalents and restricted cash	$1,129,257	$223,714
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
For early cancer detection, in May 2022, the Company launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, the Company announced that the ECLIPSE study, a registrational study evaluating the performance of its Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, the Company submitted a premarket approval application, or PMA, for its Shield blood test to the FDA. The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee intends to review the PMA in May 2024.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company adjusted the accompanying condensed consolidated balance sheet as of December 31, 2023 to separately present accounts payable and accrued expenses, inclusive of accrued compensation. The Company determined the adjustment is immaterial based on consideration of quantitative and qualitative factors.

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
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Restricted Cash
As of March 31, 2024, the Company had restricted cash balance of $100.2 million, included in cash, cash equivalents and restricted cash on the Company's condensed consolidated balance sheets, of which substantively all was related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 8 Commitments and Contingencies - Legal Proceedings to the Company's condensed consolidated financial statements.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity and other related investments totaled $8.6 million and $8.6 million as of March 31, 2024, and December 31, 2023, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.

Non-marketable securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, for one of its non-marketable equity security investments, the Company recorded an impairment of $22.1 million for the year ended December 31, 2023, of which $5.5 million was recorded for the three months ended March 31, 2023, included in other income (expense), net on the Company's condensed consolidated statements of operations. In addition, in connection with the investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. In September 2022, the Company decided not to exercise such rights to purchase the investee and recorded an impairment of $5.3 million for the year ended December 31, 2022, included in other income (expense), net on the Company's condensed consolidated statements of operations.
Pursuant to another investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the Company, on or before October 1, 2023, and acquired rights to obtain the exclusive license of the investee's certain technologies. In June 2023, the Company decided not to exercise such rights and recorded an impairment of $7.0 million for the three months ended June 30, 2023, included in other income (expense), net on the Company's condensed consolidated statements of operations.
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

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31, 2024	December 31, 2023
	2024	2023

	(unaudited)		(unaudited)
Customer A	*	*	16%	12%
Customer B	31%	31%	12%	12%
Customer C	*	*	*	10%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of March 31, 2024, and December 31, 2023, the Company had unbilled receivables of $4.3 million and $4.9 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the three months ended March 31, 2024, and 2023.
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of March 31, 2024, there has been no impairment of goodwill.
Intangible assets with finite useful lives are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 2—12 years.
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
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing revenue includes amount derived from the delivery of the Company’s precision oncology tests, including those tests delivered by labs operated by our strategic partners. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing the Company's technologies, and kit fulfillment. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of March 31, 2024 and December 31, 2023, the deferred revenue balance was $27.8 million and $22.9 million, respectively, of which $5.3 million and $5.0 million was considered long-term and recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the three months ended March 31, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $7.1 million, and revenue recognized in the three months ended March 31, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $6.4 million, respectively.
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
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted under the 2012 Stock Plan (as amended and restated), or the 2012 Plan, the 2018 Incentive Award Plan, or the 2018 Plan, the 2023 Employment Inducement Incentive Award Plan, or the 2023 Plan, and stock purchase rights granted under the 2018 Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected volatility, risk-free rate and expected dividend yield.
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
New Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual reporting periods beginning the year ended December 31, 2024, and for interim reporting periods beginning January 1, 2025, with early adoption permitted, and should be applied retrospectively. The Company expects to provide required disclosures upon the effective date.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amended existing income tax disclosure guidance, primarily requiring more detailed disclosures on the effective tax rate reconciliation and income taxes paid. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2025, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company expects to provide required disclosures upon the effective date.

3.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Machinery and equipment	$119,488	$118,117
Leasehold improvements	102,775	102,298
Computer hardware	34,806	34,417
Construction in progress	8,434	7,508
Furniture and fixtures	7,982	7,999
Computer software	2,038	2,065
Property and equipment, gross	$275,523	$272,404
Less: accumulated depreciation	(137,136)	(127,308)
Property and equipment, net	$138,387	$145,096
Depreciation expense related to property and equipment was $10.0 million and $9.6 million for the three months ended March 31, 2024, and 2023, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Operating lease liabilities	$27,957	$27,950
Other	39,254	35,525
Total accrued expenses	$67,211	$63,475
4.    Fair Value Measurements, Cash Equivalents and Marketable Securities
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$638,715	$638,715	$—	$—
Fixed income bond funds	100,080	—	100,080	—
U.S. government debt securities	328,495	—	328,495	—
Total cash equivalents	$1,067,290	$638,715	$428,575	$—

Long-term marketable equity securities	$67,947	$67,947	$—	$—
Total	$1,135,237	$706,662	$428,575	$—

Financial Liabilities:
Contingent consideration	$6,660	$—	$—	$6,660
Total	$6,660	$—	$—	$6,660

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$1,032,500	$1,032,500	$—	$—
Total cash equivalents	$1,032,500	$1,032,500	$—	$—

U.S. government debt securities	$35,097	$—	$35,097	$—
Total short-term marketable debt securities	$35,097	$—	$35,097	$—

Long-term marketable equity securities	$98,002	$98,002	$—	$—
Total	$1,165,599	$1,130,502	$35,097	$—

Financial Liabilities:
Contingent consideration	$6,540	$—	$—	$6,540
Total	$6,540	$—	$—	$6,540
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Fixed income bond funds and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data and other observable inputs.

In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company is subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. In November 2023, Lunit issued bonus shares to its existing shareholders by allocating one new share for each existing share, and the Company is subject to the same lock-up period with the same restrictions for these bonus shares. As of March 31, 2024 and December 31, 2023, the balance of the investment in Lunit was $67.9 million and $98.0 million, respectively, included in other assets, net on the Company's condensed consolidated balance sheets. In addition, the Company recorded $30.1 million unrealized losses and $3.9 million unrealized gains on the investment in Lunit for the three months ended March 31, 2024 and 2023, respectively, included in other income (expense), net on the Company's condensed consolidated statement of operations.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of March 31, 2024 and December 31, 2023, the Company's acquisition-related contingent consideration liability was $6.7 million and $6.5 million, respectively, of which $5.2 million and $5.0 million was considered long-term and recorded within other long-term liabilities on the Company's condensed consolidated balance sheets.
The following table summarizes the activities for the Level 3 financial instruments:

	Contingent Consideration
	Three Months Ended March 31,
	2024	2023

	(unaudited)
	(in thousands)
Fair value — beginning of period	$6,540	$6,430
Increase (decrease) in fair value	120	(300)
Fair value — end of period	$6,660	$6,130
The Company considers the fair value of the Convertible Notes as of March 31, 2024, and December 31, 2023, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 6, Debt, for additional information related to the fair value of the Convertible Notes.

The following tables summarize the Company’s cash equivalents, restricted cash and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market funds	$638,715	$—	$—	$638,715
Fixed income bond funds	100,080	—	—	100,080
U.S. government debt securities	328,493	2	—	328,495
Total	$1,067,288	$2	$—	$1,067,290

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$1,032,500	$—	$—	$1,032,500
U.S. government debt securities	35,108	—	(11)	35,097
Total	$1,067,608	$—	$(11)	$1,067,597
None of the Company’s marketable debt securities had been in a continuous unrealized loss position for more than one year as of March 31, 2024 and December 31, 2023, respectively.
There have been no material realized gains or losses on marketable debt securities for the periods presented. In addition, there has been no recognition of credit losses for the three months ended March 31, 2024, and 2023.
5.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of March 31, 2024, and December 31, 2023:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(4,962)	$6,924	6.5
Non-compete agreements and other covenant rights	5,100	(3,797)	1,303	1.7
Acquired technology	1,600	(1,533)	67	0.1
Total intangible assets subject to amortization	$18,586	$(10,292)	$8,294
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(10,292)	$11,584

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(4,686)	$7,200	6.8
Non-compete agreements and other covenant rights	5,100	(3,588)	1,512	1.9
Acquired technology	1,600	(1,333)	267	0.3
Total intangible assets subject to amortization	$18,586	$(9,607)	$8,979
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(9,607)	$12,269
Amortization of finite-lived intangible assets was $0.7 million and $0.7 million for the three months ended March 31, 2024, and 2023, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2024	$1,534
2025	1,670
2026	1,212
2027	1,107
2028	1,109
2029 and thereafter	1,662
Total	$8,294
6. Debt
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
Since the 2027 Notes were not convertible as of March 31, 2024 and December 31, 2023, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(9,389)	(10,034)
Net carrying amount	$1,140,611	$1,139,966

The total estimated fair value of the 2027 Notes was $782.8 million and $809.3 million as of March 31, 2024, and December 31, 2023, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, which represented an effective interest rate of 0.2% and 0.2% for the three months ended March 31, 2024, and 2023, respectively.
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
7. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.5 to 9.3 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
Operating lease expense was $7.6 million and $7.3 million for the three months ended March 31, 2024, and 2023, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	March 31, 2024	December 31, 2023
	(unaudited)
Weighted-average remaining lease term (in years)	8.1	8.3
Weighted-average discount rate	3.82%	3.87%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2024:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2024	$26,576
2025	33,193
2026	28,146
2027	24,479
2028	23,321
2029 and thereafter	101,835
Total operating lease payments	$237,550
Less: imputed interest	(30,686)
Total operating lease liabilities	$206,864
Finance leases are not material to the Company's condensed consolidated financial statements.
8.    Commitments and Contingencies
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
On November 14, 2023, a jury verdict was entered in favor of TwinStrand Biosciences and the University of Washington and against the Company. The jury found that the Company willfully infringed U.S. Patent Nos. 10,287,631 and 10,760,127, and awarded TwinStrand Biosciences and the University of Washington $83.4 million in damages, representing a 6% royalty on past sales. As a result, the Company recorded a liability of $83.4 million in the fourth quarter of 2023, which was reflected as a charge to other operating expense on its consolidated statements of operations, and as a component of other long-term liabilities on its consolidated balance sheets. Post-trial motions were filed on March 4, 2024, where the Company moved to overturn the jury’s verdict, seek a new trial, and/or amend the judgment, and TwinStrand Biosciences moved for enhanced damages based on the jury's finding of willful infringement, pre- and post-judgment interest, and a go-forward running royalty. A hearing date has not yet been set on the post-trial motions. The Company strongly disagrees with the jury verdict and will vigorously contest the verdict and judgment through post-trial motions in the District Court, and if needed, through appeal to the U.S. Court of Appeals for the Federal Circuit.
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
False Advertising Dispute
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company's motion to dismiss. The Company and Natera have both moved for summary judgment on various claims, with the court granting in part non-dispositive motions brought by each party. Trial is scheduled to commence in August 2024.
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
9.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of March 31, 2024, and December 31, 2023, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	March 31, 2024	December 31, 2023
	(unaudited)
Shares underlying outstanding stock options	4,159,678	4,012,903
Shares underlying unvested restricted stock units	5,236,751	4,346,785
Shares underlying unvested market-based restricted stock units	—	2,260,764
Shares underlying unvested performance-based restricted stock units	1,329,525	412,490
Shares available for issuance under the 2018 Incentive Award Plan	11,268,488	7,053,406
Shares available for issuance under the 2018 Employee Stock Purchase Plan	2,786,335	1,679,635
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	4,573,458	4,949,988
Total	29,354,235	24,715,971
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
10.    Stock-Based Compensation
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

Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2024	12,003,394	4,012,903	$31.76	6.6	$39,115
2018 Plan annual increase(1)	3,689,000	—
Granted	(216,232)	216,232	20.14
Exercised	—	(36,791)	5.78
Canceled	32,666	(32,666)	40.29
Restricted stock units granted	(1,164,887)	—	—
Restricted stock units canceled	154,276	—	—
Market-based restricted stock units canceled	2,260,764	—	—
Performance-based restricted stock units granted	(870,268)	—	—
Performance-based restricted stock units adjusted for performance achievement	(48,234)	—	—
Performance-based restricted stock units canceled	1,467	—	—
Balance as of March 31, 2024	15,841,946	4,159,678	$31.32	6.5	$27,035
Vested and Exercisable as of March 31, 2024		2,454,606	$26.85	4.8	$26,383
(1)Effective as of January 1, 2024, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $0.6 million and $0.4 million for the three months ended March 31, 2024, and 2023, respectively.
The weighted-average grant date fair value of options granted was $12.92 and $19.82 per share for the three months ended March 31, 2024, and 2023, respectively.
Future stock-based compensation for unvested options as of March 31, 2024 was $37.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2024	4,346,785	$42.63
Granted	1,164,887	18.60
Vested and released	(120,645)	50.85
Canceled	(154,276)	47.20
Balance as of March 31, 2024	5,236,751	$36.96
Future stock-based compensation for unvested restricted stock units as of March 31, 2024 was $150.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units, or PSUs, to its employees and non-employees. The PSUs granted to employees consist of financial and/or operational metrics to be met over a performance period of approximately 0.6 to 4 years and an additional service period requirement of up to 2 years after the performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 0.6 to 4.5 years subject to meeting the respective performance metrics and service requirements.
In November 2020, and as part of these PSU programs, the Company granted PSUs consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of March 31, 2024, these PSUs had a grant-date fair value of approximately $25.7 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics did not meet the criteria for accrual as of March 31, 2024.
A summary of the Company’s PSU activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2024	412,490	$91.25
Granted	870,268	18.09
Adjusted for performance achievement	48,234	32.84
Canceled	(1,467)	37.50
Balance as of March 31, 2024	1,329,525	$41.30
Stock-based compensation recorded for the PSUs was $1.4 million and $0.3 million for the three months ended March 31, 2024, and 2023, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of March 31, 2024 was $16.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Market-based Restricted Stock Units
In May 2020, the Board of Directors approved and granted 1,695,574 market-based restricted stock units, or MSUs, under the 2018 Plan to each of the Company's Co-Chief Executive Officers, which is subject to the achievement of market-based share price goals established by the Board of Directors. The MSUs consist of three separate tranches and the vesting of each tranche is subject to the Company's common stock closing price being maintained at or above a predetermined share price goal for a period of 30 consecutive calendar days. The grant date fair values of the MSUs were determined using a Monte Carlo valuation model for each tranche. The related stock-based compensation expense for each tranche was recognized based on an accelerated attribution method over the estimated derived service period, which was the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model.
On January 1, 2021, Tranche 1 of the MSUs became vested because it had met both service requirement and market-based performance metrics. All three tranches of the MSUs were fully expensed as of June 30, 2022. As of December 31, 2023, 2,260,764 shares of the MSUs, with a weighted-average grant date fair value of $65.20 per share, were outstanding under the 2018 Plan. In March 2024, the Board of Directors approved to cancel the unvested MSUs and concurrently approved to grant new awards to the Co-Chief Executive Officers, which was accounted for as a modification, however no stock-based compensation expense was reversed as the Company's Co-Chief Executive Officers had fulfilled the service requirement.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended March 31,
	2024	2023

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,261	$1,202
Cost of development services and other	495	474
Research and development expense	9,932	8,678
Sales and marketing expense	7,256	7,503
General and administrative expense	8,097	4,409
Total stock-based compensation expense	$27,041	$22,266
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023

	(unaudited)
Expected term (in years)	5.72	5.95 – 6.10
Expected volatility	69.3%	69.5%
Risk-free interest rate	4.3%	4.1% – 4.2%
Expected dividend yield	—%	—%
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
Expected Volatility
Prior to the commencement of trading of the Company’s common stock on the Nasdaq Global Select Market on October 4, 2018 in connection with its IPO, there was no active trading market for the Company's common stock. Due to limited historical data for the trading of the Company’s common stock, expected volatility is estimated based on the average volatility for comparable publicly traded peer group companies in the same industry plus the Company's expected volatility for the available periods. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.
Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury rate, with maturities similar to the expected term of the stock options.
Expected Dividend Yield
The Company does not anticipate paying any dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.
2018 Employee Stock Purchase Plan
In September 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP. A total of 922,250 shares of common stock were initially reserved for issuance under the ESPP. Effective as of January 1, 2020, March 2, 2023 and February 23, 2024, an additional 942,614, 1,026,194 and 1,106,700 shares of common stock became available for issuance under the ESPP.
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
No stock purchase rights were granted and no shares were purchased under the ESPP for the three months ended March 31, 2024 and 2023, respectively.
The grant date fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
The total compensation expense related to the ESPP was $1.4 million and $1.6 million for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, the unrecognized stock-based compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.

11.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(114,985)	$(133,533)
Net loss per share, basic and diluted	$(0.94)	$(1.30)
Weighted-average shares used in computing net loss per share, basic and diluted	121,712	102,663
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

	Three Months Ended March 31,
	2024	2023

	(unaudited)
	(in thousands)
Stock options	4,051	3,378
Restricted stock units	4,494	3,550
MSUs	1,938	2,261
PSUs	609	337
ESPP obligation	263	264
Convertible senior notes	8,225	8,225
Total	19,580	18,015
12.    Income Taxes
The income tax expense for the three months ended March 31, 2024 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against domestic net deferred tax assets.
The income tax expense for the three months ended March 31, 2024, and 2023, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
13.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended March 31,
	2024	2023

	(unaudited)
	(in thousands)
United States	$157,348	$118,911
International	11,143	9,803
Total revenue	$168,491	$128,714
As of March 31, 2024, and December 31, 2023, 99% and 98%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
For early cancer detection, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application, or PMA, for our Shield blood test to the FDA. The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee intends to review the PMA in May 2024. We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay.
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

We generated total revenue of $168.5 million and $128.7 million for the three months ended March 31, 2024, and 2023, respectively. We also incurred net losses of $115.0 million and $133.5 million for the three months ended March 31, 2024, and 2023, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. In May 2023, we completed a follow-on underwritten public offering, in which we issued and sold 14,375,000 shares of our common stock at a price of $28.00 per share and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million. In December 2023, we completed a registered direct offering with an investment management firm, in which we issued and sold 3,387,446 shares of our common stock at a price of $26.77 per share, and received net proceeds of $90.6 million. As of March 31, 2024, we had cash, cash equivalents and restricted cash of approximately $1.1 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 41% and 44% of our precision oncology revenue from clinical customers for the three months ended March 31, 2024, and 2023, respectively.
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
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a PMA to the FDA for our Shield blood test. The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee intends to review the PMA in May 2024. In addition, to evaluate the performance of our investigational, next-generation Shield assay in detecting lung cancer in high-risk individuals ages 50-80, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
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
•General and administrative expense. Our financial results have historically, and will likely continue to, fluctuate significantly based upon the impact of our general and administrative expense, and in particular, our stock-based compensation expense. Our equity awards, including performance-based restricted stock units, are intended to retain and incentivize employees to lead us to sustained, long-term superior financial and operational performance.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for more information.
Components of results of operations
Revenue
We derive our revenue from two sources: (i) precision oncology testing, and (ii) development services and other.
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers, including those tests delivered by labs operated by our strategic partners. In the United States, through March 31, 2024, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext, Guardant Reveal and Guardant360 Response clinical testing performed for qualifying patients. Revenue from clinical tests for patients covered by Medicare represented approximately 41% and 44% of our precision oncology revenue from clinical customers during the three months ended March 31, 2024, and 2023, respectively.

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
Interest income
Interest income consists of interest earned on our cash, cash equivalents, restricted cash and marketable debt securities.
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
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended March 31,
	2024	2023

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$156,229	$113,393
Development services and other	12,262	15,321
Total revenue	168,491	128,714
Costs and operating expenses:
Cost of precision oncology testing(1)	59,306	45,106
Cost of development services and other(1)	5,990	7,967
Research and development expense(1)	83,802	93,128
Sales and marketing expense(1)	80,425	76,123
General and administrative expense(1)	38,651	40,445
Total costs and operating expenses	268,174	262,769
Loss from operations	(99,683)	(134,055)
Interest income	14,868	3,060
Interest expense	(645)	(644)
Other income (expense), net	(29,120)	(1,654)
Loss before provision for income taxes	(114,580)	(133,293)
Provision for income taxes	405	240
Net loss	$(114,985)	$(133,533)

(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,261	$1,202
Cost of development services and other	495	474
Research and development expense	9,932	8,678
Sales and marketing expense	7,256	7,503
General and administrative expense	8,097	4,409
Total stock-based compensation expense	$27,041	$22,266
In November 2020, we granted restricted stock units with certain performance metrics, or PSUs, consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of March 31, 2024, these PSUs had a grant-date fair value of approximately $25.7 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics did not meet the criteria for accrual as of March 31, 2024. At each reporting date, we will continue to assess the likelihood of the performance criteria being met and will record a cumulative catch-up adjustment should the achievement of the performance metrics be determined to be probable. For example, had the achievement of the performance metrics been determined to be probable as of March 31, 2024, we would have recorded a total charge of $19.5 million, of which $1.9 million would have been recorded to cost of development services and other, and $7.3 million, $6.2 million and $4.1 million would have been recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively, in the condensed consolidated statements of operations for the three months ended March 31, 2024. In addition, any of these PSUs that remain unvested at the end of the performance period will be forfeited.
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$156,229	$113,393	$42,836	38%
Development services and other	12,262	15,321	(3,059)	(20)%
Total revenue	$168,491	$128,714	$39,777	31%
Total revenue was $168.5 million for the three months ended March 31, 2024, compared to $128.7 million for the three months ended March 31, 2023, an increase of $39.8 million, or 31%.
Precision oncology testing revenue increased to $156.2 million for the three months ended March 31, 2024, from $113.4 million for the three months ended March 31, 2023, an increase of $42.8 million, or 38%.
Precision oncology revenue from tests for clinical customers was $125.7 million for the three months ended March 31, 2024, up 37% from $91.5 million for the three months ended March 31, 2023. This increase in clinical testing revenue was driven primarily by an increase in sample volume and increase in reimbursements for our tests. Total tests for clinical customers increased to approximately 46,900 for the three months ended March 31, 2024, from approximately 39,100 for the three months ended March 31, 2023. The increase in reimbursement for our tests for the three months ended March 31, 2024 was attributable to an increase in the Medicare reimbursement rate for our Guardant360 LDT test to $5,000, effective January 1, 2024, and an increase in reimbursement received from commercial payers.

Precision oncology revenue from tests for biopharmaceutical customers was $30.5 million for the three months ended March 31, 2024, up 40% from $21.8 million for the three months ended March 31, 2023. This increase in revenue was driven primarily by an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 8,450 for the three months ended March 31, 2024, from approximately 6,150 for the three months ended March 31, 2023.
Development services and other revenue decreased to $12.3 million for the three months ended March 31, 2024, from $15.3 million for the three months ended March 31, 2023, a decrease of $3.1 million. This decrease in development services and other revenue was primarily due to a reduction of $1.7 million in royalty revenue and revenue decrease of $1.4 million from our partnership agreements during the three months ended March 31, 2024.
Cost of Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$59,306	$45,106	$14,200	31%
Cost of development services and other	5,990	7,967	(1,977)	(25)%
Total cost of revenue	$65,296	$53,073	$12,223	23%
Total cost of revenue was $65.3 million for the three months ended March 31, 2024, compared to $53.1 million for the three months ended March 31, 2023, an increase of $12.2 million, or 23%.
Cost of precision oncology testing was $59.3 million for the three months ended March 31, 2024, compared to $45.1 million for the three months ended March 31, 2023, an increase of $14.2 million, or 31%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes and an increase in average cost per sample due to changes in product mix, resulting in a $10.5 million increase in material costs, a $1.8 million increase in production labor and overhead costs, and a $1.5 million increase in other costs, including costs related to collection kits, freight, professional services and reporting of test results for physicians.
Cost of development services and other was $6.0 million for the three months ended March 31, 2024, compared to $8.0 million for the three months ended March 31, 2023, a decrease of $2.0 million. This decrease in cost of development services and other was primarily due to a reduction in costs associated with our partnership agreements and costs associated with providing screening testing services during the three months ended March 31, 2024.
Operating Expenses
Research and development expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Research and development expense	$83,802	$93,128	$(9,326)	(10)%
Research and development expenses were $83.8 million for the three months ended March 31, 2024, compared to $93.1 million for the three months ended March 31, 2023, a decrease of $9.3 million, or 10%. This decrease was primarily due to a decrease of $7.9 million in outside services costs driven by a reduction in clinical study costs, and a decrease of $2.7 million in material costs.
Sales and marketing expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Sales and marketing expense	$80,425	$76,123	$4,302	6%

Selling and marketing expenses were $80.4 million for the three months ended March 31, 2024, compared to $76.1 million for the three months ended March 31, 2023, an increase of $4.3 million, or 6%. This increase was primarily due to an increase of $3.0 million in personnel costs, and an increase of $2.5 million in information technology infrastructure costs.
General and administrative expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
General and administrative expense	$38,651	$40,445	$(1,794)	(4)%
General and administrative expenses were $38.7 million for the three months ended March 31, 2024, compared to $40.4 million for the three months ended March 31, 2023, a decrease of $1.8 million, or 4%. This decrease was primarily due to a decrease of $7.5 million in severance costs related to a workforce reduction incurred in the first quarter of 2023, partially offset by an increase of $3.7 million in stock-based compensation, and an increase of $1.8 million in personnel costs.
Interest income

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest income	$14,868	$3,060	$11,808	386%
Interest income was $14.9 million for the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023, an increase of $11.8 million, primarily attributable to higher interest rates, and increase in cash, cash equivalents and restricted cash balances.
Interest expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest expense	$(645)	$(644)	$(1)	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the three months ended March 31, 2024, and 2023.
Other income (expense), net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(29,120)	$(1,654)	$(27,466)	*
*    Not meaningful
Other income (expense), net was a $29.1 million expense for the three months ended March 31, 2024, primarily attributable to $30.1 million of unrealized losses recorded for our marketable equity security investment in Lunit, Inc. during the period. Other income (expense), net was a $1.7 million expense for the three months ended March 31, 2023, primarily due to $5.5 million of impairment recorded for our non-marketable equity security investments and other related assets, partially offset by $3.9 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc. during the period.

Provision for income taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$405	$240	$165	69%
Provision for income taxes was immaterial for the three months ended March 31, 2024, and 2023.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of March 31, 2024, we had an accumulated deficit of $2.3 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of March 31, 2024, we had cash, cash equivalents and restricted cash of $1.1 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation.
Based on our current business plan, we believe our current cash, cash equivalents and restricted cash and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Quarterly Report on Form 10-Q. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As revenue from precision oncology testing and development services and other is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued liabilities, which could impact our working capital balances.
If our available cash, cash equivalents and restricted cash and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2023, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(30,284)	$(74,441)
Net cash provided by investing activities	$28,066	$157,224
Net cash used in financing activities	$(1,074)	$(854)

Operating activities
Cash used in operating activities during the three months ended March 31, 2024, was $30.3 million, which resulted from a net loss of $115.0 million, partially offset by non-cash charges of $76.8 million, and cash effect of net change in our operating assets and liabilities of $7.9 million. Non-cash charges primarily consisted of $30.1 million of unrealized losses on marketable equity security investment in Lunit, Inc., $27.0 million of stock-based compensation, $10.7 million of depreciation and amortization, and $7.6 million of operating lease costs. The cash effect of net change in our operating assets and liabilities was primarily the result of a $13.2 million increase in accounts payable and accrued liabilities, primarily due to an increase in accrued compensation, a $4.9 million increase in deferred revenue, and a $4.2 million decrease in accounts receivable, net, partially offset by a $8.8 million payment of operating lease liabilities net of receipt of tenant improvement allowance, and a $5.6 million increase in prepaid expenses and other current assets, net.
Cash used in operating activities during the three months ended March 31, 2023 was $74.4 million, which resulted from a net loss of $133.5 million, partially offset by non-cash charges of $40.9 million and cash effect of net change in our operating assets and liabilities of $18.2 million. Non-cash charges primarily consisted of $22.3 million of stock-based compensation, $10.3 million of depreciation and amortization, $7.3 million of operating lease costs, and $5.5 million of impairment on non-marketable equity security investments, partially offset by $3.9 million of unrealized gains on marketable equity security investment in Lunit, Inc. The cash effect of net change in our operating assets and liabilities was primarily the result of a $13.9 million increase in accounts payable and accrued liabilities, primarily due to increased personnel, a $12.3 million decrease in accounts receivable, net, primarily due to increased collections, and a $5.1 million decrease in inventory, net, partially offset by a $7.4 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $4.1 million decrease in deferred revenue, and a $3.4 million increase in prepaid expenses and other current assets, net.
Investing activities
Cash provided by investing activities during the three months ended March 31, 2024, was $28.1 million, which resulted primarily from maturities of marketable debt securities of $35.0 million, partially offset by purchases of property and equipment of $6.9 million.
Cash provided by investing activities during the three months ended March 31, 2023, was $157.2 million, which resulted primarily from maturities of marketable debt securities of $228.0 million, partially offset by purchases of marketable debt securities of $63.3 million, and purchases of property and equipment of $7.5 million.
Financing activities
Cash used in financing activities during the three months ended March 31, 2024, was $1.1 million, which was primarily attributable to taxes paid related to net share settlement of restricted stock units of $1.5 million, partially offset by proceeds from exercise of stock options of $0.2 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those discussed previously.

Recent accounting pronouncements
See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents, restricted cash and our indebtedness. As of March 31, 2024, we had cash, cash equivalents and restricted cash of $1.1 billion held primarily in cash deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of March 31, 2024, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through March 31, 2024, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of March 31, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2024, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information under the caption “Commitments and Contingencies – Legal Proceedings” in Note 8 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, concerning certain legal proceedings in which we are involved, is hereby incorporated by reference. The resolution of any such legal proceeding is subject to inherent uncertainty and could have a material adverse effect on our financial condition, cash flows or results of operations.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal 2024, there were no material changes to our previously disclosed risk factors.
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

GUARDANT HEALTH, INC.

Dated:	May 9, 2024	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2024	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2024	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)