Form 10-Q
period 2024-06-30
Guardant Health, Inc.
filed 2024-08-07
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

As of August 2, 2024, the registrant had 123,022,076 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,035,239	$1,133,537
Short-term marketable debt securities	—	35,097
Accounts receivable, net	100,519	88,783
Inventory, net	66,984	61,948
Prepaid expenses and other current assets, net	87,232	27,741
Total current assets	1,289,974	1,347,106
Property and equipment, net	132,317	145,096
Right-of-use assets, net	146,111	157,616
Intangible assets, net	7,742	8,979
Goodwill	3,290	3,290
Other assets, net	29,906	124,334
Total Assets	$1,609,340	$1,786,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,447	$51,741
Accrued compensation	59,067	72,736
Accrued expenses	70,680	63,475
Deferred revenue	29,375	17,965
Total current liabilities	201,569	205,917
Convertible senior notes, net	1,141,256	1,139,966
Long-term operating lease liabilities	172,194	185,848
Other long-term liabilities	95,934	96,006
Total Liabilities	1,610,953	1,627,737
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of June 30, 2024, and December 31, 2023; 122,969,580 and 121,629,861 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	2,363,501	2,304,220
Accumulated other comprehensive loss	(5,640)	(3,675)
Accumulated deficit	(2,359,475)	(2,141,862)
Total Stockholders’ (Deficit) Equity	(1,613)	158,684
Total Liabilities and Stockholders’ (Deficit) Equity	$1,609,340	$1,786,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Precision oncology testing	$166,518	$125,244	$322,747	$238,637
Development services and other	10,717	11,906	22,979	27,227
Total revenue	177,235	137,150	345,726	265,864
Costs and operating expenses:
Cost of precision oncology testing	65,715	49,357	125,021	94,463
Cost of development services and other	6,706	4,491	12,696	12,458
Research and development expense	83,102	90,359	166,904	183,487
Sales and marketing expense	81,867	71,043	162,292	147,166
General and administrative expense	40,463	41,516	79,114	81,961
Total costs and operating expenses	277,853	256,766	546,027	519,535
Loss from operations	(100,618)	(119,616)	(200,301)	(253,671)
Interest income	13,913	6,727	28,781	9,787
Interest expense	(645)	(645)	(1,290)	(1,289)
Other income (expense), net	(15,145)	41,259	(44,265)	39,605
Loss before provision for income taxes	(102,495)	(72,275)	(217,075)	(205,568)
Provision for income taxes	133	496	538	736
Net loss	$(102,628)	$(72,771)	$(217,613)	$(206,304)
Net loss per share, basic and diluted	$(0.84)	$(0.67)	$(1.78)	$(1.95)
Weighted-average shares used in computing net loss per share, basic and diluted	122,447	108,808	122,080	105,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(102,628)	$(72,771)	$(217,613)	$(206,304)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(4)	4,933	10	12,468
Foreign currency translation adjustments	(837)	(1,252)	(1,975)	(1,415)
Other comprehensive (loss) income	(841)	3,681	(1,965)	11,053
Comprehensive loss	$(103,469)	$(69,090)	$(219,578)	$(195,251)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of April 1, 2024	121,787,297	$1	$2,329,930	$(4,799)	$(2,256,847)	$68,285
Issuance of common stock upon exercise of stock options	540,561	—	2,364	—	—	2,364
Vesting of restricted stock units	269,896	—	—	—	—	—
Common stock issued under employee stock purchase plan	371,826	—	7,212	—	—	7,212
Taxes paid related to net share settlement of restricted stock units	—	—	(3,240)	—	—	(3,240)
Stock-based compensation	—	—	27,235	—	—	27,235
Other comprehensive loss	—	—	—	(841)	—	(841)
Net loss	—	—	—	—	(102,628)	(102,628)
Balance as of June 30, 2024	122,969,580	$1	$2,363,501	$(5,640)	$(2,359,475)	$(1,613)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount

Balance as of April 1, 2023	102,708,305	$1	$1,763,544	$(12,150)	$(1,795,946)	$(44,551)
Issuance of common stock in public offering, net of offering costs of $21,131	14,375,000	—	381,369	—	—	381,369
Issuance of common stock upon exercise of stock options	10,830	—	63	—	—	63
Vesting of restricted stock units	269,218	—	—	—	—	—
Common stock issued under employee stock purchase plan	298,781	—	6,697	—	—	6,697
Taxes paid related to net share settlement of restricted stock units	—	—	(4,116)	—	—	(4,116)
Stock-based compensation	—	—	22,354	—	—	22,354
Other comprehensive income	—	—	—	3,681	—	3,681
Net loss	—	—	—	—	(72,771)	(72,771)
Balance as of June 30, 2023	117,662,134	$1	$2,169,911	$(8,469)	$(1,868,717)	$292,726

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of January 1, 2024	121,629,861	$1	$2,304,220	$(3,675)	$(2,141,862)	$158,684
Issuance of common stock upon exercise of stock options	577,352	—	2,577	—	—	2,577
Vesting of restricted stock units	390,541	—	—	—	—	—
Common stock issued under employee stock purchase plan	371,826	—	7,212	—	—	7,212
Taxes paid related to net share settlement of restricted stock units	—	—	(4,784)	—	—	(4,784)
Stock-based compensation	—	—	54,276	—	—	54,276
Other comprehensive loss	—	—	—	(1,965)	—	(1,965)
Net loss	—	—	—	—	(217,613)	(217,613)
Balance as of June 30, 2024	122,969,580	$1	$2,363,501	$(5,640)	$(2,359,475)	$(1,613)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of January 1, 2023	102,619,383	$1	$1,742,114	$(19,522)	$(1,662,413)	$60,180
Issuance of common stock in public offering, net of offering costs of $21,131	14,375,000	—	381,369	—	—	381,369
Issuance of common stock upon exercise of stock options	31,879	—	220	—	—	220
Vesting of restricted stock units	337,091	—	—	—	—	—
Common stock issued under employee stock purchase plan	298,781	—	6,697	—	—	6,697
Taxes paid related to net share settlement of restricted stock units	—	—	(5,109)	—	—	(5,109)
Stock-based compensation	—	—	44,620	—	—	44,620
Other comprehensive income	—	—	—	11,053	—	11,053
Net loss	—	—	—	—	(206,304)	(206,304)
Balance as of June 30, 2023	117,662,134	$1	$2,169,911	$(8,469)	$(1,868,717)	$292,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023

OPERATING ACTIVITIES:
Net loss	$(217,613)	$(206,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,335	20,976
Operating lease costs	15,226	14,708
Stock-based compensation	54,276	44,620
Amortization of debt issuance costs	1,290	1,287
Amortization of premium (discount) on marketable debt securities	107	(3,085)
Unrealized losses (gains) on marketable equity securities	45,539	(67,879)
Impairment of non-marketable equity securities and other related assets	—	29,054
Other	1,385	108
Cash effect of changes in operating assets and liabilities:
Accounts receivable, net	(11,737)	10,695
Inventory, net	(5,035)	(8,931)
Prepaid expenses and other current assets, net	(8,661)	(891)
Other assets, net	(130)	1,700
Accounts payable and accrued liabilities	(15,025)	16,512
Operating lease liabilities	(17,696)	(14,970)
Deferred revenue	12,453	(6,056)
Net cash used in operating activities	(124,286)	(168,456)
INVESTING ACTIVITIES:
Purchase of marketable debt securities	—	(561,339)
Maturity of marketable debt securities	35,000	492,700
Purchase of non-marketable equity securities and other related assets	—	(1,227)
Purchase of property and equipment	(12,011)	(14,037)
Net cash provided by (used in) investing activities	22,989	(83,903)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	2,577	220
Proceeds from issuances of common stock under employee stock purchase plan	7,212	6,697
Taxes paid related to net share settlement of restricted stock units	(4,784)	(5,109)
Proceeds from follow-on public offering	—	402,500
Payment of offering costs related to follow-on public offering	—	(21,271)
Other	(181)	(37)
Net cash provided by financing activities	4,824	383,000
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,975)	(1,415)
Net (decrease) increase in cash, cash equivalents and restricted cash	(98,448)	129,226
Cash, cash equivalents and restricted cash—Beginning of period	1,133,687	141,948
Cash, cash equivalents and restricted cash—End of period	$1,035,239	$271,174
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$933,694	$271,073
Restricted cash – included in cash, cash equivalents and restricted cash	101,545	101
Total cash, cash equivalents and restricted cash	$1,035,239	$271,174
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
For early cancer detection, in May 2022, the Company launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, the Company announced that the ECLIPSE study, a registrational study evaluating the performance of its Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, the Company submitted a premarket approval application, or PMA, for its Shield blood test to the FDA. In July 2024, the Company received FDA approval of its Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, the Company's Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company adjusted the accompanying condensed consolidated balance sheet as of December 31, 2023 to separately present accounts payable and accrued expenses, inclusive of accrued compensation. In addition, certain other reclassifications of prior period amounts were made to conform with the current period presentation. The Company determined the adjustment is immaterial based on consideration of quantitative and qualitative factors.

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
Restricted Cash
As of June 30, 2024, the Company had restricted cash balance of $101.5 million, included in cash, cash equivalents and restricted cash on the Company's condensed consolidated balance sheets, of which substantially all was related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 8 Commitments and Contingencies - Legal Proceedings to the Company's condensed consolidated financial statements.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity and other related investments totaled $11.1 million and $8.6 million as of June 30, 2024, and December 31, 2023, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.
Non-marketable securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment, qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, for one of its non-marketable equity security investments, the Company recorded an impairment of $16.6 million and $22.1 million for the three and six months ended June 30, 2023, included in other income (expense), net on the Company's condensed consolidated statements of operations. In addition, in connection with the investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. In September 2022, the Company decided not to exercise such rights to purchase the investee and recorded an impairment of $5.3 million for the year ended December 31, 2022, included in other income (expense), net on the Company's condensed consolidated statements of operations.

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

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2024	December 31, 2023
	2024	2023	2024	2023

	(unaudited)				(unaudited)
Customer A	12%	*	*	*	24%	12%
Customer B	29%	32%	30%	32%	*	12%
Customer C	*	*	*	*	*	10%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of June 30, 2024, and December 31, 2023, the Company had unbilled receivables of $5.6 million and $4.9 million, respectively.

The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the three and six months ended June 30, 2024, and 2023.
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of June 30, 2024, there has been no impairment of goodwill.
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
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing revenue includes amounts derived from the delivery of the Company’s precision oncology tests, including those tests delivered by labs operated by our strategic partners. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing the Company's technologies, and kit fulfillment. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
For the three and six months ended June 30, 2024, the Company recorded $15.2 million and $24.9 million, respectively, as revenue related to performance obligations satisfied in prior periods. For the three and six months ended June 30, 2023, the Company recorded $2.8 million and $4.5 million, respectively, as revenue related to performance obligations satisfied in prior periods.
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

Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of June 30, 2024 and December 31, 2023, the deferred revenue balance was $35.4 million and $22.9 million, respectively, of which $6.0 million and $5.0 million was considered long-term and recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the six months ended June 30, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $9.3 million, and revenue recognized in the six months ended June 30, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $11.8 million, respectively.
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
The Company measures the grant date fair value of its service-based and performance-based restricted stock units issued to employees and non-employees based on the closing market price of the common stock on the date of grant. For restricted stock units with only service-based vesting conditions, compensation expense is recognized in the Company’s condensed consolidated statement of operations on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics, or PSUs, is calculated based upon expected achievement of the metrics specified in the grant, and is recognized in the Company’s condensed consolidated statement of operations using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. No stock-based compensation expense is recorded for PSUs, unless it is determined to be probable that the related performance metrics will be met. In addition, a cumulative adjustment will be recorded in the period when the probability of achieving the related performance metrics is adjusted. Any PSUs that remain unvested at the end of the performance period will be forfeited. Forfeitures are accounted for as they occur.
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

3.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Machinery and equipment	$123,738	$118,117
Leasehold improvements	103,126	102,298
Computer hardware	35,167	34,417
Construction in progress	7,376	7,508
Furniture and fixtures	7,904	7,999
Computer software	2,016	2,065
Property and equipment, gross	$279,327	$272,404
Less: accumulated depreciation	(147,010)	(127,308)
Property and equipment, net	$132,317	$145,096
Depreciation expense related to property and equipment was $10.1 million and $9.9 million for the three months ended June 30, 2024, and 2023, respectively, and $20.1 million and $19.6 million for the six months ended June 30, 2024, and 2023, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Operating lease liabilities	$27,663	$27,950
Other	43,017	35,525
Total accrued expenses	$70,680	$63,475
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$15,061	$15,061	$—	$—
Fixed income bond funds	101,115	—	101,115	—
U.S. government debt securities	884,891	—	884,891	—
Total cash equivalents and restricted cash	$1,001,067	$15,061	$986,006	$—

Short-term marketable equity securities	$52,463	$52,463	$—	$—
Total	$1,053,530	$67,524	$986,006	$—

Financial Liabilities:
Contingent consideration	$6,960	$—	$—	$6,960
Total	$6,960	$—	$—	$6,960

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$1,032,500	$1,032,500	$—	$—
Total cash equivalents	$1,032,500	$1,032,500	$—	$—

U.S. government debt securities	$35,097	$—	$35,097	$—
Total short-term marketable debt securities	$35,097	$—	$35,097	$—

Long-term marketable equity securities	$98,002	$98,002	$—	$—
Total	$1,165,599	$1,130,502	$35,097	$—

Financial Liabilities:
Contingent consideration	$6,540	$—	$—	$6,540
Total	$6,540	$—	$—	$6,540
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

In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company is subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. In November 2023, Lunit issued bonus shares to its existing shareholders by allocating one new share for each existing share, and the Company is subject to the same lock-up period with the same restrictions for these bonus shares which expired in July 2024. As of June 30, 2024 and December 31, 2023, the balance of the investment in Lunit was $52.5 million and $98.0 million, included in prepaid expenses and other current assets, net, and other assets, net, respectively, on the Company's condensed consolidated balance sheets. In addition, the Company recorded $15.5 million and $45.5 million unrealized losses on the investment in Lunit for the three and six months ended June 30, 2024, respectively, and recorded $64.0 million and $67.9 million unrealized gains on the investment in Lunit for the three and six months ended June 30, 2023, respectively, included in other income (expense), net on the Company's condensed consolidated statement of operations.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of June 30, 2024 and December 31, 2023, the Company's acquisition-related contingent consideration liability was $7.0 million and $6.5 million, respectively, of which $3.5 million and $5.0 million was considered long-term and recorded within other long-term liabilities on the Company's condensed consolidated balance sheets.
The following table summarizes the activities for the Level 3 financial instruments:

	Contingent Consideration
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Fair value — beginning of period	$6,660	$6,130	$6,540	$6,430
Increase in fair value	300	310	420	10
Fair value — end of period	$6,960	$6,440	$6,960	$6,440
The Company considers the fair value of the Convertible Notes as of June 30, 2024, and December 31, 2023, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 6, Debt, for additional information related to the fair value of the Convertible Notes.

The following tables summarize the Company’s cash equivalents, restricted cash and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market funds	$15,061	$—	$—	$15,061
Fixed income bond funds	101,115	—	—	101,115
U.S. government debt securities	884,892	2	(3)	884,891
Total	$1,001,068	$2	$(3)	$1,001,067

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$1,032,500	$—	$—	$1,032,500
U.S. government debt securities	35,108	—	(11)	35,097
Total	$1,067,608	$—	$(11)	$1,067,597
None of the Company’s marketable debt securities had been in a continuous unrealized loss position for more than one year as of June 30, 2024 and December 31, 2023, respectively.
There have been no material realized gains or losses on marketable debt securities for the periods presented. In addition, there has been no recognition of credit losses for the three and six months ended June 30, 2024, and 2023.
5.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of June 30, 2024, and December 31, 2023:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(5,237)	$6,649	6.3
Non-compete agreements and other covenant rights	5,100	(4,007)	1,093	1.5
Acquired technology	1,600	(1,600)	—	0.0
Total intangible assets subject to amortization	$18,586	$(10,844)	$7,742
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(10,844)	$11,032

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(4,686)	$7,200	6.8
Non-compete agreements and other covenant rights	5,100	(3,588)	1,512	1.9
Acquired technology	1,600	(1,333)	267	0.3
Total intangible assets subject to amortization	$18,586	$(9,607)	$8,979
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(9,607)	$12,269
Amortization of finite-lived intangible assets was $0.6 million and $0.7 million for the three months ended June 30, 2024, and 2023, respectively, and $1.2 million and $1.4 million for the six months ended June 30, 2024, and 2023, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2024	$982
2025	1,670
2026	1,212
2027	1,107
2028	1,109
2029 and thereafter	1,662
Total	$7,742
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
Since the 2027 Notes were not convertible as of June 30, 2024 and December 31, 2023, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(8,744)	(10,034)
Net carrying amount	$1,141,256	$1,139,966

The total estimated fair value of the 2027 Notes was $885.5 million and $809.3 million as of June 30, 2024, and December 31, 2023, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $1.3 million for the three and six months ended June 30, 2024 and 2023, respectively, which represented an effective interest rate of 0.2% and 0.2% for the three and six months ended June 30, 2024, and 2023, respectively.
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
7. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.3 to 9.0 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
Operating lease expense was $7.6 million and $7.4 million for the three months ended June 30, 2024, and 2023, respectively, and $15.2 million and $14.7 million for the six months ended June 30, 2024, and 2023, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	June 30, 2024	December 31, 2023
	(unaudited)
Weighted-average remaining lease term (in years)	7.9	8.3
Weighted-average discount rate	3.77%	3.87%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2024:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2024	$17,697
2025	33,163
2026	28,132
2027	24,479
2028	23,321
2029 and thereafter	101,835
Total operating lease payments	$228,627
Less: imputed interest	(28,770)
Total operating lease liabilities	$199,857
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
On June 11, 2024, the Company filed a patent infringement suit against Tempus AI, Inc., or Tempus, in the United States District Court for the District of Delaware alleging that Tempus infringes U.S. Patent Nos. 11,149,306; 9,902,992; 10,501,810; 10,793,916; and 11,643,693. The Company is seeking an injunction to stop Tempus’ infringement and compensatory damages. The case Guardant Health, Inc. v. Tempus AI, Inc., Case No. 1:24-cv-00687, has been assigned to Judge Richard Andrews and does not yet have a scheduling order.
False Advertising Dispute
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera has asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company's motion to dismiss. The Company and Natera have both moved for summary judgment on various claims, with the court granting in part non-dispositive motions brought by each party. Trial is scheduled to commence in November 2024.
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
9.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of June 30, 2024, and December 31, 2023, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	June 30, 2024	December 31, 2023
	(unaudited)
Shares underlying outstanding stock options	3,750,726	4,012,903
Shares underlying unvested restricted stock units	5,171,148	4,346,785
Shares underlying unvested market-based restricted stock units	—	2,260,764
Shares underlying unvested performance-based restricted stock units	1,291,889	412,490
Shares available for issuance under the 2018 Incentive Award Plan	11,273,559	7,053,406
Shares available for issuance under the 2018 Employee Stock Purchase Plan	2,414,509	1,679,635
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	4,270,121	4,949,988
Total	28,171,952	24,715,971
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

Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2024	12,003,394	4,012,903	$31.76	6.6	$39,115
2018 Plan annual increase(1)	3,689,000	—
Granted	(427,767)	427,767	23.23
Exercised	—	(577,352)	4.46
Canceled	112,592	(112,592)	45.93
Restricted stock units granted	(1,699,265)	—	—
Restricted stock units canceled	486,612	—	—
Market-based restricted stock units canceled	2,260,764	—	—
Performance-based restricted stock units granted	(870,268)	—	—
Performance-based restricted stock units adjusted for performance achievement	(48,234)	—	—
Performance-based restricted stock units canceled	36,852	—	—
Balance as of June 30, 2024	15,543,680	3,750,726	$34.56	6.9	$31,292
Vested and Exercisable as of June 30, 2024		2,087,390	$34.05	5.3	$26,747
(1)Effective as of January 1, 2024, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $8.4 million and $0.3 million for the three months ended June 30, 2024, and 2023, respectively, and $9.0 million and $0.7 million for the six months ended June 30, 2024, and 2023, respectively.
The weighted-average grant date fair value of options granted was $16.85 and $20.90 per share for the three months ended June 30, 2024, and 2023, respectively, and $14.87 and $20.75 per share for the six months ended June 30, 2024, and 2023, respectively.
Future stock-based compensation for unvested options as of June 30, 2024 was $34.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2024	4,346,785	$42.63
Granted	1,699,265	20.49
Vested and released	(388,290)	50.31
Canceled	(486,612)	45.55
Balance as of June 30, 2024	5,171,148	$34.51
Future stock-based compensation for unvested restricted stock units as of June 30, 2024 was $137.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units, or PSUs, to its employees and non-employees. The PSUs granted to employees consist of financial and/or operational metrics to be met over a performance period of approximately 0.6 to 4 years and an additional service period requirement of up to 2 years after the performance metrics are met. In addition, granted units might be adjusted when certain performance metrics are met. The PSUs granted to a consultant consistent of operational metrics to be met over a performance period of 4 years. The PSUs are expected to be expensed over a period of approximately 0.6 to 4.5 years subject to meeting the respective performance metrics and service requirements.
In November 2020 and May 2021, and as part of these PSU programs, the Company granted PSUs consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of June 30, 2024, these PSUs had a grant-date fair value of approximately $25.6 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics did not meet the criteria for accrual as of June 30, 2024.
A summary of the Company’s PSU activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2024	412,490	$91.25
Granted	870,268	18.09
Vested and released	(2,251)	32.86
Adjusted for performance achievement	48,234	32.84
Canceled	(36,852)	76.65
Balance as of June 30, 2024	1,291,889	$40.30
Stock-based compensation recorded for the PSUs was $2.2 million and $0.2 million for the three months ended June 30, 2024, and 2023, respectively, and $3.6 million and $0.5 million for the six months ended June 30, 2024, and 2023, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of June 30, 2024 was $14.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,275	$1,176	$2,536	$2,378
Cost of development services and other	495	477	990	951
Research and development expense	9,838	8,221	19,770	16,899
Sales and marketing expense	7,162	5,823	14,418	13,326
General and administrative expense	8,465	6,657	16,562	11,066
Total stock-based compensation expense	$27,235	$22,354	$54,276	$44,620
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

(unaudited)
Expected term (in years)	5.50 - 5.78	5.50 – 6.01	5.50 - 5.78	5.50 – 6.10
Expected volatility	67.8% - 69.4%	69.5% –70.5%	67.8% - 69.4%	69.5% –70.5%
Risk-free interest rate	4.4% - 4.5%	3.4% – 4.0%	4.3% - 4.5%	3.4% – 4.2%
Expected dividend yield	—%	—%	—%	—%
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
Shares of common stock purchased under the ESPP were 371,826 and 298,781 for the three and six months ended June 30, 2024 and 2023, respectively.
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
The grant date fair value of the stock purchase right granted under the ESPP was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2024	2023

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	64.2%	76.6%
Risk-free interest rate	5.4%	5.2%
Expected dividend yield	—%	—%

The total compensation expense related to the ESPP was $1.1 million and $1.4 million for the three months ended June 30, 2024, and 2023, respectively, and $2.5 million and $3.0 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, the unrecognized stock-based compensation expense related to the ESPP was $1.4 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
11.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(102,628)	$(72,771)	$(217,613)	$(206,304)
Net loss per share, basic and diluted	$(0.84)	$(0.67)	$(1.78)	$(1.95)
Weighted-average shares used in computing net loss per share, basic and diluted	122,447	108,808	122,080	105,752
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Stock options	3,872	3,416	3,962	3,397
Restricted stock units	5,216	3,375	4,855	3,463
MSUs	—	2,261	969	2,261
PSUs	1,312	361	960	349
ESPP obligation	224	177	244	220
Convertible senior notes	8,225	8,225	8,225	8,225
Total	18,849	17,815	19,215	17,915
12.    Income Taxes
The income tax expense for the three and six months ended June 30, 2024 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against domestic net deferred tax assets.
The income tax expense for the three and six months ended June 30, 2024, and 2023, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
13.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
United States	$168,115	$129,262	$325,463	$248,173
International	9,120	7,888	20,263	17,691
Total revenue	$177,235	$137,150	$345,726	$265,864
As of June 30, 2024, and December 31, 2023, 99% and 98%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

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
For early cancer detection, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application, or PMA, for our Shield blood test to the FDA. In July 2024, we received FDA approval of our Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, our Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. We also expect to expand into lung and multi-cancer screening with our investigational, next-generation Shield assay.
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

We generated total revenue of $177.2 million and $137.2 million for the three months ended June 30, 2024, and 2023, respectively, and $345.7 million and $265.9 million for the six months ended June 30, 2024, and 2023, respectively. We also incurred net losses of $102.6 million and $72.8 million for the three months ended June 30, 2024, and 2023, respectively, and $217.6 million and $206.3 million for the six months ended June 30, 2024, and 2023, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. In May 2023, we completed a follow-on underwritten public offering, in which we issued and sold 14,375,000 shares of our common stock at a price of $28.00 per share and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million. In December 2023, we completed a registered direct offering with an investment management firm, in which we issued and sold 3,387,446 shares of our common stock at a price of $26.77 per share, and received net proceeds of $90.6 million. As of June 30, 2024, we had cash, cash equivalents and restricted cash of approximately $1.0 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Revenue from clinical tests for patients covered by Medicare represented approximately 40% and 43% of our precision oncology revenue from clinical customers for the three months ended June 30, 2024, and 2023, respectively, and approximately 40% and 44% of our precision oncology revenue from clinical customers for the six months ended June 30, 2024, and 2023, respectively.
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
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a PMA to the FDA for our Shield blood test. In July 2024, we received FDA approval of our Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, our Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, to evaluate the performance of our investigational, next-generation Shield assay in detecting lung cancer in high-risk individuals ages 50-80, in January 2022, we enrolled the first patient in a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
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

Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers, including those tests delivered by labs operated by our strategic partners. In the United States, through June 30, 2024, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext, Guardant Reveal and Guardant360 Response clinical testing performed for qualifying patients. Revenue from clinical tests for patients covered by Medicare represented approximately 40% and 43% of our precision oncology revenue from clinical customers during the three months ended June 30, 2024, and 2023, respectively, and 40% and 44% of our precision oncology revenue from clinical customers during the six months ended June 30, 2024, and 2023, respectively.
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

Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$166,518	$125,244	$322,747	$238,637
Development services and other	10,717	11,906	22,979	27,227
Total revenue	177,235	137,150	345,726	265,864
Costs and operating expenses:
Cost of precision oncology testing(1)	65,715	49,357	125,021	94,463
Cost of development services and other(1)	6,706	4,491	12,696	12,458
Research and development expense(1)	83,102	90,359	166,904	183,487
Sales and marketing expense(1)	81,867	71,043	162,292	147,166
General and administrative expense(1)	40,463	41,516	79,114	81,961
Total costs and operating expenses	277,853	256,766	546,027	519,535
Loss from operations	(100,618)	(119,616)	(200,301)	(253,671)
Interest income	13,913	6,727	28,781	9,787
Interest expense	(645)	(645)	(1,290)	(1,289)
Other income (expense), net	(15,145)	41,259	(44,265)	39,605
Loss before provision for income taxes	(102,495)	(72,275)	(217,075)	(205,568)
Provision for income taxes	133	496	538	736
Net loss	$(102,628)	$(72,771)	$(217,613)	$(206,304)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,275	$1,176	$2,536	$2,378
Cost of development services and other	495	477	990	951
Research and development expense	9,838	8,221	19,770	16,899
Sales and marketing expense	7,162	5,823	14,418	13,326
General and administrative expense	8,465	6,657	16,562	11,066
Total stock-based compensation expense	$27,235	$22,354	$54,276	$44,620
In November 2020 and May 2021, we granted restricted stock units with certain performance metrics, or PSUs, consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met. As of June 30, 2024, these PSUs had a grant-date fair value of approximately $25.6 million, net of forfeitures, however no compensation expense for these PSUs has been recorded to-date since the achievement of the performance metrics did not meet the criteria for accrual as of June 30, 2024. We currently expect the achievement of the performance metrics to meet the criteria for accrual in the third quarter of 2024 and currently expect to record a total charge of $23.5 million, of which $2.3 million would be recorded to cost of development services and other, and $9.9 million, $7.4 million and $3.9 million would be recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively, in the condensed consolidated statements of operations for the three months ended September 30, 2024.

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$166,518	$125,244	$41,274	33%
Development services and other	10,717	11,906	(1,189)	(10)%
Total revenue	$177,235	$137,150	$40,085	29%
Total revenue was $177.2 million for the three months ended June 30, 2024, compared to $137.2 million for the three months ended June 30, 2023, an increase of $40.1 million, or 29%.
Precision oncology testing revenue increased to $166.5 million for the three months ended June 30, 2024, from $125.2 million for the three months ended June 30, 2023, an increase of $41.3 million, or 33%.
Precision oncology revenue from tests for clinical customers was $130.3 million for the three months ended June 30, 2024, up 30% from $100.2 million for the three months ended June 30, 2023. This increase in clinical testing revenue was driven primarily by an increase in sample volume and increase in reimbursement for our tests. Total tests for clinical customers increased to approximately 49,400 for the three months ended June 30, 2024, from approximately 43,500 for the three months ended June 30, 2023. The increase in reimbursement for our tests for the three months ended June 30, 2024 was primarily attributable to an increase in Medicare reimbursement for our Guardant360 LDT test to $5,000, effective January 1, 2024; and an increase in both Medicare Advantage and commercial payer reimbursement.
Precision oncology revenue from tests for biopharmaceutical customers was $36.2 million for the three months ended June 30, 2024, up 45% from $25.0 million for the three months ended June 30, 2023. This increase in revenue was driven primarily by an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 10,475 for the three months ended June 30, 2024, from approximately 6,700 for the three months ended June 30, 2023.
Development services and other revenue decreased to $10.7 million for the three months ended June 30, 2024, from $11.9 million for the three months ended June 30, 2023, a decrease of $1.2 million. This decrease in development services and other revenue was primarily due to revenue decrease of $1.7 million from our partnership agreements and a reduction of $1.3 million in royalty revenue, partially offset by revenue increase of $2.0 million due to the timing and amount of milestones related to our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers during the three months ended June 30, 2024.
Cost of Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$65,715	$49,357	$16,358	33%
Cost of development services and other	6,706	4,491	2,215	49%
Total cost of revenue	$72,421	$53,848	$18,573	34%
Total cost of revenue was $72.4 million for the three months ended June 30, 2024, compared to $53.8 million for the three months ended June 30, 2023, an increase of $18.6 million, or 34%.
Cost of precision oncology testing was $65.7 million for the three months ended June 30, 2024, compared to $49.4 million for the three months ended June 30, 2023, an increase of $16.4 million, or 33%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes and an increase in average cost per sample primarily due to changes in product mix, resulting in a $12.8 million increase in material costs, and a $3.1 million increase in production labor and overhead costs.

Cost of development services and other was $6.7 million for the three months ended June 30, 2024, compared to $4.5 million for the three months ended June 30, 2023, an increase of $2.2 million. This increase in cost of development services and other was primarily due to costs associated with our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers, and costs associated with providing screening services during the three months ended June 30, 2024.
Operating Expenses
Research and development expense

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Research and development expense	$83,102	$90,359	$(7,257)	(8)%
Research and development expenses were $83.1 million for the three months ended June 30, 2024, compared to $90.4 million for the three months ended June 30, 2023, a decrease of $7.3 million, or 8%. This decrease was primarily due to a decrease of $7.1 million in outside services costs primarily driven by a reduction in the ECLIPSE clinical study costs, and a decrease of $4.0 million in material costs, partially offset by an increase of $3.2 million in personnel costs.
Sales and marketing expense

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Sales and marketing expense	$81,867	$71,043	$10,824	15%
Sales and marketing expenses were $81.9 million for the three months ended June 30, 2024, compared to $71.0 million for the three months ended June 30, 2023, an increase of $10.8 million, or 15%. This increase was related to commercial infrastructure buildout and marketing activities to support existing products and Shield product launch, primarily resulting in an increase of $6.0 million in personnel costs, an increase of $2.6 million in information technology infrastructure costs, and an increase of $2.1 million in marketing activity related costs.
General and administrative expense

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
General and administrative expense	$40,463	$41,516	$(1,053)	(3)%
General and administrative expenses were $40.5 million for the three months ended June 30, 2024, compared to $41.5 million for the three months ended June 30, 2023, a decrease of $1.1 million, or 3%. This decrease was primarily due to a decrease of $8.3 million in legal expenses, partially offset by an increase of $5.3 million in personnel costs, and an increase of $1.8 million in stock-based compensation.
Interest income

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest income	$13,913	$6,727	$7,186	107%

Interest income was $13.9 million for the three months ended June 30, 2024, compared to $6.7 million for the three months ended June 30, 2023, an increase of $7.2 million, primarily attributable to higher interest rates, and increase in cash, cash equivalents and restricted cash balances.
Interest expense

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest expense	$(645)	$(645)	$—	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the three months ended June 30, 2024, and 2023.
Other income (expense), net

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(15,145)	$41,259	$(56,404)	(137)%
Other income (expense), net was a $15.1 million expense for the three months ended June 30, 2024, primarily attributable to $15.5 million of unrealized losses recorded for our marketable equity security investment in Lunit, Inc. during the period. Other income (expense), net was a $41.3 million income for the three months ended June 30, 2023, primarily attributable to $64.0 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc., partially offset by $23.6 million of impairment recorded for our non-marketable equity security investments and other related assets during the period.
Provision for income taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$133	$496	$(363)	(73)%
Provision for income taxes was immaterial for the three months ended June 30, 2024, and 2023.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$322,747	$238,637	$84,110	35%
Development services and other	22,979	27,227	(4,248)	(16)%
Total revenue	$345,726	$265,864	$79,862	30%
Total revenue was $345.7 million for the six months ended June 30, 2024, compared to $265.9 million for the six months ended June 30, 2023, an increase of $79.9 million, or 30%.
Precision oncology testing revenue increased to $322.7 million for the six months ended June 30, 2024, from $238.6 million for the six months ended June 30, 2023, an increase of $84.1 million, or 35%.

Precision oncology revenue from tests for clinical customers was $256.0 million for the six months ended June 30, 2024, up 34% from $191.7 million for the six months ended June 30, 2023. This increase in clinical testing revenue was driven primarily by an increase in sample volume and increase in reimbursement for our tests. Total tests for clinical customers increased to approximately 96,300 for the six months ended June 30, 2024, from approximately 82,600 for the six months ended June 30, 2023. The increase in reimbursement for our tests for the six months ended June 30, 2024 was primarily attributable to an increase in Medicare reimbursement for our Guardant360 LDT test to $5,000, effective January 1, 2024; and an increase in both Medicare Advantage and commercial payer reimbursement.
Precision oncology revenue from tests for biopharmaceutical customers was $66.7 million for the six months ended June 30, 2024, up 42% from $46.9 million for the six months ended June 30, 2023. This increase in revenue was primarily due to an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 18,925 for the six months ended June 30, 2024, from approximately 12,850 for the six months ended June 30, 2023.
Development services and other revenue decreased to $23.0 million for the six months ended June 30, 2024, from $27.2 million for the six months ended June 30, 2023, a decrease of $4.2 million. This decrease in development services and other revenue was primarily due to revenue decrease of $3.1 million from our partnership agreements and a reduction of $2.9 million in royalty revenue, partially offset by revenue increase of $3.0 million due to the timing and amount of milestones related to our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers during the six months ended June 30, 2024.
Cost of Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(dollars in thousands)
Cost of precision oncology testing	$125,021	$94,463	$30,558	32%
Cost of development services and other	12,696	12,458	238	2%
Total cost of revenue	$137,717	$106,921	$30,796	29%
Total cost of revenue was $137.7 million for the six months ended June 30, 2024, compared to $106.9 million for the six months ended June 30, 2023, an increase of $30.8 million, or 29%.
Cost of precision oncology testing was $125.0 million for the six months ended June 30, 2024, compared to $94.5 million for the six months ended June 30, 2023, an increase of $30.6 million, or 32%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes and an increase in average cost per sample primarily due to changes in product mix, resulting in a $23.4 million increase in material costs, a $4.9 million increase in production labor and overhead costs, and a $1.8 million increase in other costs, including costs related to collection kits, freight and professional services.
Cost of development services and other was $12.7 million for the six months ended June 30, 2024, compared to $12.5 million for the six months ended June 30, 2023, an increase of $0.2 million. This increase in cost of development services and other was primarily due to costs associated with our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers, partially offset by costs associated with our partnership agreements during the six months ended June 30, 2024.

Operating Expenses
Research and development expense

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Research and development	$166,904	$183,487	$(16,583)	(9)%
Research and development expenses were $166.9 million for the six months ended June 30, 2024, compared to $183.5 million for the six months ended June 30, 2023, a decrease of $16.6 million, or 9%. This decrease was primarily due to a decrease of $15.0 million in outside services costs primarily driven by a reduction in the ECLIPSE clinical study costs, a decrease of $6.6 million in material costs, and a decrease of $2.4 million in information technology infrastructure costs, partially offset by an increase of $5.0 million in personnel costs, and an increase of $2.9 million in stock-based compensation.
Sales and marketing expense

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$162,292	$147,166	$15,126	10%
Sales and marketing expenses were $162.3 million for the six months ended June 30, 2024, compared to $147.2 million for the six months ended June 30, 2023, an increase of $15.1 million, or 10%. This increase was related to commercial infrastructure buildout and marketing activities to support existing products and Shield product launch, primarily resulting in an increase of $9.0 million in personnel costs, an increase of $5.1 million in information technology infrastructure costs, and an increase of $2.3 million in marketing activity related costs.
General and administrative expense

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
General and administrative	$79,114	$81,961	$(2,847)	(3)%
General and administrative expenses were $79.1 million for the six months ended June 30, 2024, compared to $82.0 million for the six months ended June 30, 2023, a decrease of $2.8 million, or 3%. This decrease was primarily due to a decrease of $7.6 million in legal expenses, and a decrease of $7.5 million in severance costs related to a workforce reduction incurred in the first quarter of 2023, partially offset by an increase of $7.1 million in personnel costs, and an increase of $5.5 million in stock-based compensation.
Interest income

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest income	$28,781	$9,787	$18,994	194%
Interest income was $28.8 million for the six months ended June 30, 2024, compared to $9.8 million for the six months ended June 30, 2023, an increase of $19.0 million, primarily attributable to higher interest rates, and increase in cash, cash equivalents and restricted cash balances.

Interest expense

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,290)	$(1,289)	$(1)	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the six months ended June 30, 2024, and 2023.
Other income (expense), net

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(44,265)	$39,605	$(83,870)	(212)%
Other income (expense), net was a $44.3 million expense for the six months ended June 30, 2024, primarily attributable to $45.5 million of unrealized losses recorded for our marketable equity security investment in Lunit, Inc. during the period. Other income (expense), net was a $39.6 million income for the six months ended June 30, 2023, primarily attributable to $67.9 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc., partially offset by $29.1 million of impairment recorded for our non-marketable equity security investments and other related assets during the period.
Provision for income taxes

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$538	$736	$(198)	(27)%
Provision for income taxes was immaterial for the six months ended June 30, 2024, and 2023.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of June 30, 2024, we had an accumulated deficit of $2.4 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $1.0 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(124,286)	$(168,456)
Net cash provided by (used in) investing activities	$22,989	$(83,903)
Net cash provided by financing activities	$4,824	$383,000
Operating activities
Cash used in operating activities during the six months ended June 30, 2024, was $124.3 million, which resulted from a net loss of $217.6 million, and cash effect of net change in our operating assets and liabilities of $45.8 million, partially offset by non-cash charges of $139.2 million. Non-cash charges primarily consisted of $54.3 million of stock-based compensation, $45.5 million of unrealized losses on marketable equity security investment in Lunit, Inc., $21.3 million of depreciation and amortization, and $15.2 million of operating lease costs. The cash effect of net change in our operating assets and liabilities was primarily the result of a $17.7 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $15.0 million decrease in accounts payable and accrued liabilities, primarily due to a decrease in accrued compensation, a $11.7 million increase in accounts receivable, net, a $8.7 million increase in prepaid expenses and other current assets, net, and a $5.0 million increase in inventory, net, partially offset by a $12.5 million increase in deferred revenue.
Cash used in operating activities during the six months ended June 30, 2023 was $168.5 million, which resulted from a net loss of $206.3 million, and cash effect of net change in our operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $39.8 million. Non-cash charges primarily consisted of $44.6 million of stock-based compensation, $29.1 million of impairment of non-marketable equity securities and other related assets, $21.0 million of depreciation and amortization, and $14.7 million of operating lease costs, partially offset by $67.9 million of unrealized gains on marketable equity security investment in Lunit, Inc, and $3.1 million of amortization of discount on marketable debt securities. The cash effect of net change in our operating assets and liabilities was primarily the result of a $15.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $8.9 million increase in inventory, net, due to forecasted higher testing volumes, and increased inventory level to offset potential disruption in supply chain, and a $6.1 million decrease in deferred revenue, partially offset by a $16.5 million increase in accounts payable and accrued liabilities, and a $10.7 million decrease in accounts receivable, net.
Investing activities
Cash provided by investing activities during the six months ended June 30, 2024, was $23.0 million, which resulted primarily from maturities of marketable debt securities of $35.0 million, partially offset by purchases of property and equipment of $12.0 million.
Cash used in investing activities during the six months ended June 30, 2023, was $83.9 million, which resulted primarily from purchases of marketable debt securities of $561.3 million, and purchases of property and equipment of $14.0 million, partially offset by maturities of marketable debt securities of $492.7 million.

Financing activities
Cash provided by financing activities during the six months ended June 30, 2024, was $4.8 million, which was primarily attributable to proceeds from issuances of common stock under our employee stock purchase plan of $7.2 million, and proceeds from exercise of stock options of $2.6 million, partially offset by taxes paid related to net share settlement of restricted stock units of $4.8 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed previously.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents, restricted cash and our indebtedness. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $1.0 billion held primarily in cash deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of June 30, 2024, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through June 30, 2024, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of June 30, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2024, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the second quarter of fiscal 2024, there were no material changes to our previously disclosed risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1#	Amended and Restated Executive Severance Plan					*
10.2#	Form of Stock Option Agreement under the 2018 Incentive Award Plan					*
10.3#	Form of Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan					*
10.4#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan					*
10.5#	Form of Stock Option Grant Notice and Restricted Stock Unit Grant Notice under the 2023 Employment Inducement Incentive Award Plan					*
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

GUARDANT HEALTH, INC.

Dated:	August 7, 2024	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2024	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2024	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)