Form 10-Q
period 2024-09-30
Guardant Health, Inc.
filed 2024-11-06
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

As of November 1, 2024, the registrant had 123,554,612 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$688,368	$1,133,537
Short-term marketable debt securities	310,701	35,097
Accounts receivable, net	88,465	88,783
Inventory, net	72,298	61,948
Prepaid expenses and other current assets, net	66,883	27,741
Total current assets	1,226,715	1,347,106
Property and equipment, net	125,169	145,096
Right-of-use assets, net	144,964	157,616
Intangible assets, net	7,251	8,979
Goodwill	3,290	3,290
Other assets, net	31,338	124,334
Total Assets	$1,538,727	$1,786,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,473	$51,741
Accrued compensation	80,647	72,736
Accrued expenses	71,671	63,475
Deferred revenue	29,554	17,965
Total current liabilities	197,345	205,917
Convertible senior notes, net	1,141,901	1,139,966
Long-term operating lease liabilities	170,131	185,848
Other long-term liabilities	89,446	96,006
Total Liabilities	1,598,823	1,627,737
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of September 30, 2024, and December 31, 2023; 123,158,418 and 121,629,861 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	2,410,416	2,304,220
Accumulated other comprehensive loss	(3,284)	(3,675)
Accumulated deficit	(2,467,229)	(2,141,862)
Total Stockholders’ (Deficit) Equity	(60,096)	158,684
Total Liabilities and Stockholders’ (Deficit) Equity	$1,538,727	$1,786,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Precision oncology testing	$180,604	$133,423	$503,351	$372,060
Development services and other	10,872	9,607	33,851	36,834
Total revenue	191,476	143,030	537,202	408,894
Costs and operating expenses:
Cost of precision oncology testing	66,095	53,648	191,116	148,111
Cost of development services and other	8,394	3,966	21,090	16,424
Research and development expense	87,306	93,851	254,210	277,338
Sales and marketing expense	97,880	68,934	260,172	216,100
General and administrative expense	49,129	36,174	128,243	118,135
Total costs and operating expenses	308,804	256,573	854,831	776,108
Loss from operations	(117,328)	(113,543)	(317,629)	(367,214)
Interest income	13,257	11,690	42,038	21,477
Interest expense	(646)	(644)	(1,936)	(1,933)
Other income (expense), net	(3,007)	16,885	(47,272)	56,490
Loss before provision for income taxes	(107,724)	(85,612)	(324,799)	(291,180)
Provision for income taxes	30	490	568	1,226
Net loss	$(107,754)	$(86,102)	$(325,367)	$(292,406)
Net loss per share, basic and diluted	$(0.88)	$(0.73)	$(2.66)	$(2.66)
Weighted-average shares used in computing net loss per share, basic and diluted	123,051	117,736	122,406	109,791
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(107,754)	$(86,102)	$(325,367)	$(292,406)
Other comprehensive income:
Unrealized gains on available-for-sale securities	456	3,315	466	15,783
Foreign currency translation adjustments	1,900	(526)	(75)	(1,941)
Other comprehensive income	2,356	2,789	391	13,842
Comprehensive loss	$(105,398)	$(83,313)	$(324,976)	$(278,564)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of July 1, 2024	122,969,580	$1	$2,363,501	$(5,640)	$(2,359,475)	$(1,613)
Issuance of common stock upon exercise of stock options	4,143	—	20	—	—	20
Vesting of restricted stock units	184,695	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	—	—	(2,874)	—	—	(2,874)
Stock-based compensation	—	—	49,769	—	—	49,769
Other comprehensive income	—	—	—	2,356	—	2,356
Net loss	—	—	—	—	(107,754)	(107,754)
Balance as of September 30, 2024	123,158,418	$1	$2,410,416	$(3,284)	$(2,467,229)	$(60,096)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of July 1, 2023	117,662,134	$1	$2,169,911	$(8,469)	$(1,868,717)	$292,726
Issuance of common stock upon exercise of stock options	8,989	—	70	—	—	70
Vesting of restricted stock units	178,032	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	—	—	(3,003)	—	—	(3,003)
Stock-based compensation	—	—	21,819	—	—	21,819
Other comprehensive income	—	—	—	2,789	—	2,789
Net loss	—	—	—	—	(86,102)	(86,102)
Balance as of September 30, 2023	117,849,155	$1	$2,188,797	$(5,680)	$(1,954,819)	$228,299

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of January 1, 2024	121,629,861	$1	$2,304,220	$(3,675)	$(2,141,862)	$158,684
Issuance of common stock upon exercise of stock options	581,495	—	2,597	—	—	2,597
Vesting of restricted stock units	575,236	—	—	—	—	—
Common stock issued under employee stock purchase plan	371,826	—	7,212	—	—	7,212
Taxes paid related to net share settlement of restricted stock units	—	—	(7,658)	—	—	(7,658)
Stock-based compensation	—	—	104,045	—	—	104,045
Other comprehensive income	—	—	—	391	—	391
Net loss	—	—	—	—	(325,367)	(325,367)
Balance as of September 30, 2024	123,158,418	$1	$2,410,416	$(3,284)	$(2,467,229)	$(60,096)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of January 1, 2023	102,619,383	$1	$1,742,114	$(19,522)	$(1,662,413)	$60,180
Issuance of common stock in public offering, net of offering costs of $21,131	14,375,000	—	381,369	—	—	381,369
Issuance of common stock upon exercise of stock options	40,868	—	290	—	—	290
Vesting of restricted stock units	515,123	—	—	—	—	—
Common stock issued under employee stock purchase plan	298,781	—	6,697	—	—	6,697
Taxes paid related to net share settlement of restricted stock units	—	—	(8,112)	—	—	(8,112)
Stock-based compensation	—	—	66,439	—	—	66,439
Other comprehensive income	—	—	—	13,842	—	13,842
Net loss	—	—	—	—	(292,406)	(292,406)
Balance as of September 30, 2023	117,849,155	$1	$2,188,797	$(5,680)	$(1,954,819)	$228,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023

OPERATING ACTIVITIES:
Net loss	$(325,367)	$(292,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,933	32,013
Operating lease costs	23,357	22,146
Stock-based compensation	104,045	66,439
Amortization of debt issuance costs	1,935	1,931
Amortization of discount on marketable debt securities	(2,815)	(10,913)
Unrealized and realized losses (gains) on marketable equity securities	47,225	(84,513)
Impairment of non-marketable equity securities and other related assets	—	29,054
Other	2,372	334
Cash effect of changes in operating assets and liabilities:
Accounts receivable, net	316	8,360
Inventory, net	(10,349)	(25,435)
Prepaid expenses and other current assets, net	(9,192)	(2,558)
Other assets, net	(1,561)	2,280
Accounts payable and accrued liabilities	(19,813)	26,577
Operating lease liabilities	(27,029)	(22,724)
Deferred revenue	9,598	3,168
Net cash used in operating activities	(175,345)	(246,247)
INVESTING ACTIVITIES:
Purchases of marketable debt securities	(307,323)	(629,902)
Maturities of marketable debt securities	35,000	828,700
Sales of marketable equity securities	19,195	—
Purchases of non-marketable equity securities and other related assets	(2,500)	(5,593)
Purchases of property and equipment	(16,210)	(16,409)
Net cash (used in) provided by investing activities	(271,838)	176,796
FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	2,597	290
Proceeds from issuances of common stock under employee stock purchase plan	7,212	6,697
Taxes paid related to net share settlement of restricted stock units	(7,658)	(8,112)
Proceeds from follow-on public offering	—	402,500
Payment of offering costs related to follow-on public offering	—	(20,478)
Other	(212)	5,910
Net cash provided by financing activities	1,939	386,807
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(75)	(1,941)
Net (decrease) increase in cash, cash equivalents and restricted cash	(445,319)	315,415
Cash, cash equivalents and restricted cash—Beginning of period	1,133,687	141,948
Cash, cash equivalents and restricted cash—End of period	$688,368	$457,363
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$585,022	$457,339
Restricted cash – included in cash, cash equivalents and restricted cash	103,346	24
Total cash, cash equivalents and restricted cash	$688,368	$457,363
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
Restricted Cash
As of September 30, 2024, the Company had restricted cash balance of $103.3 million, included in cash, cash equivalents and restricted cash on the Company's condensed consolidated balance sheets, of which substantially all was related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 8 Commitments and Contingencies - Legal Proceedings to the Company's condensed consolidated financial statements.
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity and other related investments totaled $11.1 million and $8.6 million as of September 30, 2024, and December 31, 2023, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.
Non-marketable securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable securities is based on adverse changes in market conditions and the regulatory or economic environment; qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, for one of its non-marketable equity security investments, the Company recorded an impairment of $22.1 million for the nine months ended September 30, 2023, included in other income (expense), net on the Company's condensed consolidated statements of operations. In addition, in connection with the investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before December 31, 2022. In September 2022, the Company decided not to exercise such rights to purchase the investee and recorded an impairment of $5.3 million for the year ended December 31, 2022, included in other income (expense), net on the Company's condensed consolidated statements of operations.

Pursuant to another investment in non-marketable securities purchased by the Company, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the Company, on or before October 1, 2023, and acquired rights to obtain the exclusive license of the investee's certain technologies. In June 2023, the Company decided not to exercise such rights and recorded an impairment of $7.0 million for the nine months ended September 30, 2023, included in other income (expense), net on the Company's condensed consolidated statements of operations.
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

	Total Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2024	December 31, 2023
	2024	2023	2024	2023

	(unaudited)				(unaudited)
Customer A	*	*	*	*	14%	12%
Customer B	28%	33%	29%	32%	11%	12%
Customer C	*	*	*	*	*	10%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of September 30, 2024, and December 31, 2023, the Company had unbilled receivables of $4.6 million and $4.9 million, respectively.

The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the three and nine months ended September 30, 2024, and 2023.
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of September 30, 2024, there has been no impairment of goodwill.
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
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing revenue includes amounts derived from the delivery of the Company’s precision oncology tests, including those tests delivered by labs operated by our strategic partners. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing the Company's technologies, kit fulfillment, and delivery of the Company's Shield screening tests. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
In addition, the Company licenses its digital sequencing technologies to its domestic customers and international laboratory partners. For the licensed technology, the Company is compensated through royalty-based payments, non-refundable upfront payments, guaranteed minimum payments, and/or sample milestone payments. Depending on the nature of the technology licensing arrangements, and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur, when the technology transfer is complete, or over the technology transfer period. Other revenue also includes kit fulfillment, which is recognized when such products are delivered. In addition, other revenue includes amounts derived from delivery of the Company's Shield screening tests.
For the three and nine months ended September 30, 2024, the Company recorded $18.2 million and $31.9 million, respectively, as revenue related to performance obligations satisfied in prior periods. For the three and nine months ended September 30, 2023, the Company recorded $7.4 million and $12.2 million, respectively, as revenue related to performance obligations satisfied in prior periods.
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

Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of September 30, 2024 and December 31, 2023, the deferred revenue balance was $32.5 million and $22.9 million, respectively, of which $3.0 million and $5.0 million was considered long-term and recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the nine months ended September 30, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $12.6 million, and revenue recognized in the nine months ended September 30, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $12.7 million, respectively.
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
Cost of Development Services and Other
Cost of development services and other primarily includes costs incurred for the performance of development services requested by the Company’s biopharmaceutical customers, and costs associated with the Company's partnership agreements and delivery of Shield screening tests. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of development services and other.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosures of specified information about certain costs and expenses in the notes to financial statements. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2027, and for interim reporting periods beginning January 1, 2028, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently assessing the impact of adopting this accounting pronouncement on its consolidated financial statements.

3.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Machinery and equipment	$125,296	$118,117
Leasehold improvements	103,419	102,298
Computer hardware	36,068	34,417
Construction in progress	7,250	7,508
Furniture and fixtures	7,993	7,999
Computer software	2,063	2,065
Property and equipment, gross	$282,089	$272,404
Less: accumulated depreciation	(156,920)	(127,308)
Property and equipment, net	$125,169	$145,096
Depreciation expense related to property and equipment was $10.1 million and $10.3 million for the three months ended September 30, 2024, and 2023, respectively, and $30.2 million and $29.9 million for the nine months ended September 30, 2024, and 2023, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Operating lease liabilities	$27,383	$27,950
Contingent consideration arrangements	12,500	6,500
Other	31,788	29,025
Total accrued expenses	$71,671	$63,475
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$112,142	$112,142	$—	$—
Income deposit funds	102,412	—	102,412	—
U.S. government debt securities	398,485	—	398,485	—
Total cash equivalents and restricted cash	$613,039	$112,142	$500,897	$—

U.S. government debt securities	$310,701	$—	$310,701	$—
Total short-term marketable debt securities	$310,701	$—	$310,701	$—

Short-term marketable equity securities	$31,280	$31,280	$—	$—
Total	$955,020	$143,422	$811,598	$—

Financial Liabilities:
Contingent consideration	$7,300	$—	$—	$7,300
Total	$7,300	$—	$—	$7,300

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$1,032,500	$1,032,500	$—	$—
Total cash equivalents	$1,032,500	$1,032,500	$—	$—

U.S. government debt securities	$35,097	$—	$35,097	$—
Total short-term marketable debt securities	$35,097	$—	$35,097	$—

Long-term marketable equity securities	$98,002	$98,002	$—	$—
Total	$1,165,599	$1,130,502	$35,097	$—

Financial Liabilities:
Contingent consideration	$6,540	$—	$—	$6,540
Total	$6,540	$—	$—	$6,540

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Income deposit funds and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data and other observable inputs.
In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company was subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. In November 2023, Lunit issued bonus shares to its existing shareholders by allocating one new share for each existing share, and the Company was subject to the same lock-up period with the same restrictions for these bonus shares which expired in July 2024. In the third quarter of 2024, the Company sold a portion of its investment in Lunit. As of September 30, 2024 and December 31, 2023, the balance of the investment in Lunit was $31.3 million and $98.0 million, included in prepaid expenses and other current assets, net, and other assets, net, respectively, on the Company's condensed consolidated balance sheets. In addition, the Company recorded $1.2 million and $29.3 million unrealized losses during the three and nine months ended September 30, 2024, respectively, on the investment in Lunit held as of September 30, 2024, and recorded $16.6 million and $84.5 million unrealized gains during the three and nine months ended September 30, 2023, respectively, on the investment in Lunit held as of September 30, 2023, included in other income (expense), net on the Company's condensed consolidated statement of operations.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of September 30, 2024 and December 31, 2023, the Company's acquisition-related contingent consideration liability was $7.3 million and $6.5 million, respectively, of which $1.8 million and $5.0 million was considered long-term and recorded within other long-term liabilities on the Company's condensed consolidated balance sheets.
The following table summarizes the activities for the Level 3 financial instruments:

	Contingent Consideration
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Fair value — beginning of period	$6,960	$6,440	$6,540	$6,430
Increase in fair value	340	220	760	230
Fair value — end of period	$7,300	$6,660	$7,300	$6,660
The Company considers the fair value of the Convertible Notes as of September 30, 2024, and December 31, 2023, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 6, Debt, for additional information related to the fair value of the Convertible Notes.

The following tables summarize the Company’s cash equivalents, restricted cash and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market funds	$112,142	$—	$—	$112,142
Income deposit funds	102,412	—	—	102,412
U.S. government debt securities	708,731	480	(25)	709,186
Total	$923,285	$480	$(25)	$923,740

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$1,032,500	$—	$—	$1,032,500
U.S. government debt securities	35,108	—	(11)	35,097
Total	$1,067,608	$—	$(11)	$1,067,597
None of the Company’s marketable debt securities had been in a continuous unrealized loss position for more than one year as of September 30, 2024 and December 31, 2023, respectively.
There have been no material realized gains or losses on marketable debt securities for the periods presented. In addition, there has been no recognition of credit losses on marketable debt securities for the periods presented.
5.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of September 30, 2024, and December 31, 2023:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(5,516)	$6,370	6.0
Non-compete agreements and other covenant rights	5,100	(4,219)	881	1.3
Acquired technology	1,600	(1,600)	—	0.0
Total intangible assets subject to amortization	$18,586	$(11,335)	$7,251
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(11,335)	$10,541

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(4,686)	$7,200	6.8
Non-compete agreements and other covenant rights	5,100	(3,588)	1,512	1.9
Acquired technology	1,600	(1,333)	267	0.3
Total intangible assets subject to amortization	$18,586	$(9,607)	$8,979
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(9,607)	$12,269
Amortization of finite-lived intangible assets was $0.5 million and $0.7 million for the three months ended September 30, 2024, and 2023, respectively, and $1.7 million and $2.1 million for the nine months ended September 30, 2024, and 2023, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2024	$491
2025	1,670
2026	1,212
2027	1,107
2028	1,109
2029 and thereafter	1,662
Total	$7,251
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
Since the 2027 Notes were not convertible as of September 30, 2024 and December 31, 2023, the net carrying amount of the 2027 Notes was classified as a long-term liability.
The following table sets forth the net carrying amounts of the 2027 Notes as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
	(unaudited)
	(in thousands)
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(8,099)	(10,034)
Net carrying amount	$1,141,901	$1,139,966

The total estimated fair value of the 2027 Notes was $897.0 million and $809.3 million as of September 30, 2024, and December 31, 2023, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.
The interest expense recognized in relation to amortization of debt issuance costs was $0.6 million and $1.9 million for the three and nine months ended September 30, 2024 and 2023, respectively, which represented an effective interest rate of 0.2% and 0.2% for the three and nine months ended September 30, 2024, and 2023, respectively.
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
7. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.2 to 8.8 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
Operating lease expense was $8.1 million and $7.4 million for the three months ended September 30, 2024, and 2023, respectively, and $23.4 million and $22.1 million for the nine months ended September 30, 2024, and 2023, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	September 30, 2024	December 31, 2023
	(unaudited)
Weighted-average remaining lease term (in years)	7.7	8.3
Weighted-average discount rate	3.82%	3.87%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2024:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2024	$8,924
2025	33,733
2026	29,369
2027	25,717
2028	24,238
2029 and thereafter	103,780
Total operating lease payments	$225,761
Less: imputed interest	(28,247)
Total operating lease liabilities	$197,514
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
On June 11, 2024, the Company filed a patent infringement suit against Tempus AI, Inc., or Tempus, in the United States District Court for the District of Delaware alleging that Tempus infringes U.S. Patent Nos. 11,149,306; 9,902,992; 10,501,810; 10,793,916; and 11,643,693. The Company is seeking an injunction to stop Tempus’ infringement and compensatory damages. The case Guardant Health, Inc. v. Tempus AI, Inc., Case No. 1:24-cv-00687, has been assigned to Judge Richard Andrews and does not yet have a scheduling order. On October 21, 2024, Tempus moved to dismiss the Company’s suit alleging that some of the asserted patents were invalid. The Company disagrees and will be responding accordingly.
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

9.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of September 30, 2024, and December 31, 2023, no dividends on the Company's common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	September 30, 2024	December 31, 2023
	(unaudited)
Shares underlying outstanding stock options	3,742,881	4,012,903
Shares underlying unvested restricted stock units	4,965,567	4,346,785
Shares underlying unvested market-based restricted stock units	—	2,260,764
Shares underlying unvested performance-based restricted stock units	1,291,889	412,490
Shares available for issuance under the 2018 Incentive Award Plan	11,441,400	7,053,406
Shares available for issuance under the 2018 Employee Stock Purchase Plan	2,414,509	1,679,635
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	4,126,868	4,949,988
Total	27,983,114	24,715,971
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
At-The-Market Offering Program
In August 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. During the three months ended September 30, 2024, no shares of the Company's common stock were sold under the Sales Agreement.
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

Stock Option Activity
A summary of the Company’s stock option activity under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2024	12,003,394	4,012,903	$31.76	6.6	$39,115
2018 Plan annual increase(1)	3,689,000	—
Granted	(478,263)	478,263	23.96
Exercised	—	(581,495)	4.47
Canceled	166,790	(166,790)	50.77
Restricted stock units granted	(1,874,273)	—	—
Restricted stock units canceled	682,506	—	—
Market-based restricted stock units canceled	2,260,764	—	—
Performance-based restricted stock units granted	(870,268)	—	—
Performance-based restricted stock units adjusted for performance achievement	(48,234)	—	—
Performance-based restricted stock units canceled	36,852	—	—
Balance as of September 30, 2024	15,568,268	3,742,881	$34.15	6.7	$21,302
Vested and Exercisable as of September 30, 2024		2,178,301	$33.96	5.1	$20,696
(1)Effective as of January 1, 2024, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $0.1 million and $0.2 million for the three months ended September 30, 2024, and 2023, respectively, and $9.1 million and $0.9 million for the nine months ended September 30, 2024, and 2023, respectively.
The weighted-average grant date fair value of options granted was $19.42 and $24.42 per share for the three months ended September 30, 2024, and 2023, respectively, and $15.35 and $22.39 per share for the nine months ended September 30, 2024, and 2023, respectively.
Future stock-based compensation for unvested options as of September 30, 2024 was $29.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2018 Plan and the 2023 Plan, and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2024	4,346,785	$42.63
Granted	1,874,273	21.31
Vested and released	(572,985)	53.74
Canceled	(682,506)	46.73
Balance as of September 30, 2024	4,965,567	$32.74
Future stock-based compensation for unvested restricted stock units as of September 30, 2024 was $119.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units, or PSUs, to its employees and non-employees. The PSUs granted consist of financial and/or operational metrics to be met over a performance period of approximately 0.6 to 4 years and an additional service period requirement of up to 2 years after the performance metrics are met. In addition, granted units might be adjusted when certain performance metrics are met. The PSUs are expected to be expensed over a period of approximately 0.6 to 4.5 years subject to meeting the respective performance metrics and service requirements.
In November 2020 and May 2021, and as part of these PSU programs, the Company granted PSUs consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met, with a grant date fair value of $113.40 per share and $148.19 per share, respectively. Before the third quarter of 2024, no compensation expense for these PSUs had been recorded since the achievement of the performance metrics did not meet the criteria for accrual. In the third quarter of 2024, the performance metrics of these PSUs were considered to be achieved; as such the Company recorded a cumulative charge of $23.5 million in stock-based compensation expense related to these PSUs, based on 221,347 shares granted with fair values of $113.40 per share and $148.19 per share.
A summary of the Company’s PSU activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2024	412,490	$91.25
Granted	870,268	18.09
Vested and released	(2,251)	32.86
Adjusted for performance achievement	48,234	32.84
Canceled	(36,852)	76.65
Balance as of September 30, 2024	1,291,889	$40.30
Stock-based compensation recorded for the PSUs was $22.7 million and $0.8 million for the three months ended September 30, 2024, and 2023, respectively, and $26.3 million and $1.3 million for the nine months ended September 30, 2024, and 2023, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of September 30, 2024 was $13.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,484	$1,092	$4,020	$3,470
Cost of development services and other	2,410	436	3,400	1,387
Research and development expense	18,643	8,491	38,413	25,390
Sales and marketing expense	13,215	5,061	27,633	18,387
General and administrative expense	14,017	6,739	30,579	17,805
Total stock-based compensation expense	$49,769	$21,819	$104,045	$66,439
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)
Expected term (in years)	5.81 - 6.09	5.97	5.50 - 6.09	5.50 – 6.10
Expected volatility	68.7% - 69.2%	69.4%	67.8% - 69.4%	69.4% –70.5%
Risk-free interest rate	3.8% - 4.1%	4.2%	3.8% - 4.5%	3.4% – 4.2%
Expected dividend yield	—%	—%	—%	—%
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
Shares of common stock purchased under the ESPP were nil for the three months ended September 30, 2024, and 2023, respectively, and 371,826 and 298,781 for the nine months ended September 30, 2024, and 2023, respectively.
The grant date fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
No stock purchase rights were granted under the ESPP for the three months ended September 30, 2024, and 2023. The grant date fair value of the stock purchase rights granted under the ESPP for the nine months ended September 30, 2024, and 2023 was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	64.2%	76.6%
Risk-free interest rate	5.4%	5.2%
Expected dividend yield	—%	—%

The total compensation expense related to the ESPP was $0.9 million and $0.8 million for the three months ended September 30, 2024, and 2023, respectively, and $3.4 million and $3.8 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, the unrecognized stock-based compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
11.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(107,754)	$(86,102)	$(325,367)	$(292,406)
Net loss per share, basic and diluted	$(0.88)	$(0.73)	$(2.66)	$(2.66)
Weighted-average shares used in computing net loss per share, basic and diluted	123,051	117,736	122,406	109,791
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Stock options	3,753	3,662	3,892	3,485
Restricted stock units	5,104	3,219	4,938	3,382
MSUs	—	2,261	646	2,261
PSUs	1,292	438	1,071	379
ESPP obligation	197	132	228	191
Convertible senior notes	8,225	8,225	8,225	8,225
Total	18,571	17,937	19,000	17,923
12.    Income Taxes
The income tax expense for the three and nine months ended September 30, 2024 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against domestic net deferred tax assets.
The income tax expense for the three and nine months ended September 30, 2024, and 2023, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
13.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision makers are its Co-Chief Executive Officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
United States	$180,105	$135,735	$505,568	$383,908
International	11,371	7,295	31,634	24,986
Total revenue	$191,476	$143,030	$537,202	$408,894
As of September 30, 2024, and December 31, 2023, 99% and 98%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

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
We currently perform clinical, research use only, and investigation use only tests in our laboratory located in Redwood City, California. Our Redwood City laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, permitted by the New York State Department of Health, or NYSDOH, and licensed in California and four other states. We also perform research use only tests in our laboratory located in San Diego, California. In addition, our Redwood City, San Diego and Palo Alto, California laboratories are currently operated as centers for our research and technology development.

We generated total revenue of $191.5 million and $143.0 million for the three months ended September 30, 2024, and 2023, respectively, and $537.2 million and $408.9 million for the nine months ended September 30, 2024, and 2023, respectively. We also incurred net losses of $107.8 million and $86.1 million for the three months ended September 30, 2024, and 2023, respectively, and $325.4 million and $292.4 million for the nine months ended September 30, 2024, and 2023, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. In May 2023, we completed a follow-on underwritten public offering, in which we issued and sold 14,375,000 shares of our common stock at a price of $28.00 per share and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million. In December 2023, we completed a registered direct offering with an investment management firm, in which we issued and sold 3,387,446 shares of our common stock at a price of $26.77 per share, and received net proceeds of $90.6 million. As of September 30, 2024, we had cash, cash equivalents, restricted cash and marketable debt securities of approximately $1.0 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Precision oncology revenue from clinical tests for patients covered by Medicare represented approximately 38% and 45% of our precision oncology revenue from clinical customers for the three months ended September 30, 2024, and 2023, respectively, and approximately 40% and 44% of our precision oncology revenue from clinical customers for the nine months ended September 30, 2024, and 2023, respectively.
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
In August 2024, following the FDA approval, our Shield blood test met the coverage requirements by Medicare based on the criteria established in its National Coverage Determination for blood-based colorectal cancer screening tests. The test is covered once every three years for eligible Medicare beneficiaries.
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

•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a PMA to the FDA for our Shield blood test. In July 2024, we received FDA approval of our Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, our Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, to evaluate the performance of our investigational, next-generation Shield assay in detecting lung cancer in high-risk individuals ages 50-80, in January 2022, we initiated a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
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
In May 2018, we formed and capitalized Guardant Health AMEA, Inc., with SoftBank, relating to the sale, marketing and distribution of our tests generally outside the Americas and Europe, and to accelerate commercialization of our products in Asia, the Middle East and Africa. In June 2022, we purchased all of the shares held by SoftBank and its affiliates, and upon completion of the transaction, we obtained full control over operations of Guardant Health AMEA, Inc. In July 2023, Japan's Ministry of Health, Labour and Welfare granted national reimbursement approval for our Guardant360 CDx test for patients with advanced or metastatic solid tumor cancers in Japan.
In December 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our digital sequencing platform became available at the VHIO testing facility in Spain. In October 2021, we signed a partnership agreement with The Royal Marsden NHS Foundation Trust, or Royal Marsden, a premier cancer center within the United Kingdom, or the UK, for patient care, research and teaching of all types of cancer, and in April 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Royal Marsden testing facility in the UK. In September 2024, we signed a partnership agreement with the Agostino Gemelli University Polyclinic Foundation IRCCS, one of Italy’s largest and most renowned hospitals known for its advanced oncology services, including diagnostics, treatment, and research, to establish an in-house liquid biopsy testing service within its hospital system.
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
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers, including those tests delivered by labs operated by our strategic partners. In the United States, through September 30, 2024, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext, Guardant Reveal and Guardant360 Response clinical testing performed for qualifying patients. Precision oncology revenue from clinical tests for patients covered by Medicare represented approximately 38% and 45% of our precision oncology revenue from clinical customers during the three months ended September 30, 2024, and 2023, respectively, and 40% and 44% of our precision oncology revenue from clinical customers during the nine months ended September 30, 2024, and 2023, respectively.
Development services and other. Development services revenue primarily represents services that we provide to biopharmaceutical companies, large medical institutions and international laboratory partners. We collaborate with biopharmaceutical companies in the development and clinical studies of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our test panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. In addition to companion diagnostic development and regulatory approval services, we also provide other development services, including clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing our technologies, kit fulfillment, and delivery of our Shield screening tests.

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
Cost of development services and other. Cost of development services and other primarily includes costs incurred for the performance of development services requested by our biopharmaceutical customers, and costs associated with our partnership agreements and delivery of Shield screening tests, which comprise of labor and material costs including any inventory write-downs. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of revenue. Cost of development services and other will vary depending on the nature, timing and scope of customer projects.
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
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, unrealized and realized gains and losses of marketable equity securities, and impairment of non-marketable equity securities and other related assets. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Revenue:
Precision oncology testing	$180,604	$133,423	$503,351	$372,060
Development services and other	10,872	9,607	33,851	36,834
Total revenue	191,476	143,030	537,202	408,894
Costs and operating expenses:
Cost of precision oncology testing(1)	66,095	53,648	191,116	148,111
Cost of development services and other(1)	8,394	3,966	21,090	16,424
Research and development expense(1)	87,306	93,851	254,210	277,338
Sales and marketing expense(1)	97,880	68,934	260,172	216,100
General and administrative expense(1)	49,129	36,174	128,243	118,135
Total costs and operating expenses	308,804	256,573	854,831	776,108
Loss from operations	(117,328)	(113,543)	(317,629)	(367,214)
Interest income	13,257	11,690	42,038	21,477
Interest expense	(646)	(644)	(1,936)	(1,933)
Other income (expense), net	(3,007)	16,885	(47,272)	56,490
Loss before provision for income taxes	(107,724)	(85,612)	(324,799)	(291,180)
Provision for income taxes	30	490	568	1,226
Net loss	$(107,754)	$(86,102)	$(325,367)	$(292,406)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$1,484	$1,092	$4,020	$3,470
Cost of development services and other	2,410	436	3,400	1,387
Research and development expense	18,643	8,491	38,413	25,390
Sales and marketing expense	13,215	5,061	27,633	18,387
General and administrative expense	14,017	6,739	30,579	17,805
Total stock-based compensation expense	$49,769	$21,819	$104,045	$66,439
In November 2020 and May 2021, we granted restricted stock units with certain performance metrics, or PSUs, consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met, with a grant date fair value of $113.40 per share and $148.19 per share, respectively. Before the third quarter of 2024, no compensation expense for these PSUs had been recorded since the achievement of the performance metrics did not meet the criteria for accrual. In the third quarter of 2024, the performance metrics of these PSUs were considered to be achieved; as such we recorded a cumulative charge of $23.5 million in stock-based compensation expense related to these PSUs, based on 221,347 shares granted with fair values of $113.40 per share and $148.19 per share, of which $2.2 million was recorded to cost of development services and other, and $11.1 million, $6.3 million and $3.9 million was recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively.
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$180,604	$133,423	$47,181	35%
Development services and other	10,872	9,607	1,265	13%
Total revenue	$191,476	$143,030	$48,446	34%
Total revenue was $191.5 million for the three months ended September 30, 2024, compared to $143.0 million for the three months ended September 30, 2023, an increase of $48.4 million, or 34%.
Precision oncology testing revenue increased to $180.6 million for the three months ended September 30, 2024, from $133.4 million for the three months ended September 30, 2023, an increase of $47.2 million, or 35%.
Precision oncology revenue from tests for clinical customers was $141.2 million for the three months ended September 30, 2024, up 36% from $103.9 million for the three months ended September 30, 2023. This increase in clinical testing revenue was driven primarily by an increase in sample volume and increase in reimbursement for our tests. Total tests for clinical customers increased to approximately 53,100 for the three months ended September 30, 2024, from approximately 43,900 for the three months ended September 30, 2023. The increase in reimbursement for our tests for the three months ended September 30, 2024 was primarily attributable to an increase in Medicare reimbursement for our Guardant360 LDT test to $5,000, effective January 1, 2024; and an increase in both Medicare Advantage and commercial payer reimbursement.
Precision oncology revenue from tests for biopharmaceutical customers was $39.4 million for the three months ended September 30, 2024, up 34% from $29.5 million for the three months ended September 30, 2023. This increase in revenue was driven primarily by an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 10,500 for the three months ended September 30, 2024, from approximately 7,500 for the three months ended September 30, 2023.
Development services and other revenue increased to $10.9 million for the three months ended September 30, 2024, from $9.6 million for the three months ended September 30, 2023, an increase of $1.3 million. Other revenue includes amounts derived from delivery of our Shield screening tests during the three months ended September 30, 2024.
Cost of Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Cost of precision oncology testing	$66,095	$53,648	$12,447	23%
Cost of development services and other	8,394	3,966	4,428	112%
Total cost of revenue	$74,489	$57,614	$16,875	29%
Total cost of revenue was $74.5 million for the three months ended September 30, 2024, compared to $57.6 million for the three months ended September 30, 2023, an increase of $16.9 million, or 29%.

Cost of precision oncology testing was $66.1 million for the three months ended September 30, 2024, compared to $53.6 million for the three months ended September 30, 2023, an increase of $12.4 million, or 23%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes, resulting in a $10.3 million increase in material costs, and a $1.5 million increase in production labor and overhead costs.
Cost of development services and other was $8.4 million for the three months ended September 30, 2024, compared to $4.0 million for the three months ended September 30, 2023, an increase of $4.4 million. This increase in cost of development services and other was primarily due to costs associated with providing Shield screening tests, and costs associated with our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers during the three months ended September 30, 2024.
Operating Expenses
Research and development expense

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Research and development expense	$87,306	$93,851	$(6,545)	(7)%
Research and development expenses were $87.3 million for the three months ended September 30, 2024, compared to $93.9 million for the three months ended September 30, 2023, a decrease of $6.5 million, or 7%. This decrease was primarily due to a decrease of $15.4 million in outside services costs primarily driven by a reduction in the ECLIPSE clinical study costs as the study nears completion, and a decrease of $3.9 million in material costs, partially offset by an increase of $11.1 million in stock-based compensation primarily related to the PSUs discussed in the Results of operations section above.
Sales and marketing expense

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Sales and marketing expense	$97,880	$68,934	$28,946	42%
Sales and marketing expenses were $97.9 million for the three months ended September 30, 2024, compared to $68.9 million for the three months ended September 30, 2023, an increase of $28.9 million, or 42%. This increase was related to commercial team buildout and marketing activities to support existing products and the Shield product launch, primarily resulting in an increase of $10.1 million in other personnel costs, an increase of $7.7 million in marketing activity related costs, and an increase of $3.2 million in information technology infrastructure costs. This increase was also attributable to an increase of $8.2 million in stock-based compensation, primarily related to the PSUs of $6.3 million discussed in the Results of operations section above.
General and administrative expense

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
General and administrative expense	$49,129	$36,174	$12,955	36%
General and administrative expenses were $49.1 million for the three months ended September 30, 2024, compared to $36.2 million for the three months ended September 30, 2023, an increase of $13.0 million, or 36%. This increase was primarily due to an increase of $7.3 million in stock-based compensation, including $3.9 million related to the PSUs discussed in the Results of operations section above, and an increase of $3.0 million in other personnel costs.

Interest income

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest income	$13,257	$11,690	$1,567	13%
Interest income was $13.3 million for the three months ended September 30, 2024, compared to $11.7 million for the three months ended September 30, 2023, an increase of $1.6 million, or 13%, primarily attributable to higher rates of return on our investments.
Interest expense

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest expense	$(646)	$(644)	$(2)	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the three months ended September 30, 2024, and 2023.
Other income (expense), net

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(3,007)	$16,885	$(19,892)	(118)%
Other income (expense), net was a $3.0 million expense for the three months ended September 30, 2024, primarily attributable to $1.7 million of net unrealized and realized losses recorded for our marketable equity security investment in Lunit, Inc. during the period. Other income (expense), net was a $16.9 million income for the three months ended September 30, 2023, primarily attributable to $16.6 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc. during the period.
Provision for income taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$30	$490	$(460)	(94)%
Provision for income taxes was immaterial for the three months ended September 30, 2024, and 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Precision oncology testing	$503,351	$372,060	$131,291	35%
Development services and other	33,851	36,834	(2,983)	(8)%
Total revenue	$537,202	$408,894	$128,308	31%
Total revenue was $537.2 million for the nine months ended September 30, 2024, compared to $408.9 million for the nine months ended September 30, 2023, an increase of $128.3 million, or 31%.
Precision oncology testing revenue increased to $503.4 million for the nine months ended September 30, 2024, from $372.1 million for the nine months ended September 30, 2023, an increase of $131.3 million, or 35%.
Precision oncology revenue from tests for clinical customers was $397.2 million for the nine months ended September 30, 2024, up 34% from $295.7 million for the nine months ended September 30, 2023. This increase in clinical testing revenue was driven primarily by an increase in sample volume and increase in reimbursement for our tests. Total tests for clinical customers increased to approximately 149,400 for the nine months ended September 30, 2024, from approximately 126,500 for the nine months ended September 30, 2023. The increase in reimbursement for our tests for the nine months ended September 30, 2024 was primarily attributable to an increase in Medicare reimbursement for our Guardant360 LDT test to $5,000, effective January 1, 2024; and an increase in both Medicare Advantage and commercial payer reimbursement.
Precision oncology revenue from tests for biopharmaceutical customers was $106.1 million for the nine months ended September 30, 2024, up 39% from $76.4 million for the nine months ended September 30, 2023. This increase in revenue was primarily due to an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 29,425 for the nine months ended September 30, 2024, from approximately 20,350 for the nine months ended September 30, 2023.
Development services and other revenue decreased to $33.9 million for the nine months ended September 30, 2024, from $36.8 million for the nine months ended September 30, 2023, a decrease of $3.0 million. Other revenue includes amounts derived from delivery of our Shield screening tests during the nine months ended September 30, 2024.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(dollars in thousands)
Cost of precision oncology testing	$191,116	$148,111	$43,005	29%
Cost of development services and other	21,090	16,424	4,666	28%
Total cost of revenue	$212,206	$164,535	$47,671	29%
Total cost of revenue was $212.2 million for the nine months ended September 30, 2024, compared to $164.5 million for the nine months ended September 30, 2023, an increase of $47.7 million, or 29%.
Cost of precision oncology testing was $191.1 million for the nine months ended September 30, 2024, compared to $148.1 million for the nine months ended September 30, 2023, an increase of $43.0 million, or 29%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes, and an increase in average cost per sample primarily due to changes in product mix, resulting in a $33.7 million increase in material costs, a $6.4 million increase in production labor and overhead costs, and a $2.4 million increase in other costs, including costs related to collection kits, freight and professional services.

Cost of development services and other was $21.1 million for the nine months ended September 30, 2024, compared to $16.4 million for the nine months ended September 30, 2023, an increase of $4.7 million. This increase in cost of development services and other was primarily due to costs associated with our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers, and costs associated with providing Shield screening tests during the nine months ended September 30, 2024.
Operating Expenses
Research and development expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Research and development	$254,210	$277,338	$(23,128)	(8)%
Research and development expenses were $254.2 million for the nine months ended September 30, 2024, compared to $277.3 million for the nine months ended September 30, 2023, a decrease of $23.1 million, or 8%. This decrease was primarily due to a decrease of $30.4 million in outside services costs primarily driven by a reduction in the ECLIPSE clinical study costs as the study nears completion, a decrease of $10.5 million in material costs, and a decrease of $3.0 million in information technology infrastructure costs, partially offset by an increase of $13.0 million in stock-based compensation, primarily related to the PSUs of $11.1 million discussed in the Results of operations section above, and an increase of $7.7 million in other personnel costs.
Sales and marketing expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$260,172	$216,100	$44,072	20%
Sales and marketing expenses were $260.2 million for the nine months ended September 30, 2024, compared to $216.1 million for the nine months ended September 30, 2023, an increase of $44.1 million, or 20%. This increase was related to commercial team buildout and marketing activities to support existing products and the Shield product launch, primarily resulting in an increase of $19.1 million in other personnel costs, an increase of $9.3 million in marketing activity related costs, and an increase of $8.3 million in information technology infrastructure costs. This increase was also attributable to an increase of $9.2 million in stock-based compensation, primarily related to the PSUs of $6.3 million discussed in the Results of operations section above.
General and administrative expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
General and administrative	$128,243	$118,135	$10,108	9%
General and administrative expenses were $128.2 million for the nine months ended September 30, 2024, compared to $118.1 million for the nine months ended September 30, 2023, an increase of $10.1 million, or 9%. This increase was primarily due to an increase of $12.8 million in stock-based compensation, including $3.9 million related to the PSUs discussed in the Results of operations section above, and an increase of $10.1 million in other personnel costs, partially offset by a decrease of $7.5 million in severance costs related to a workforce reduction incurred in the first quarter of 2023, and a decrease of $7.1 million in legal expenses.

Interest income

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest income	$42,038	$21,477	$20,561	96%
Interest income was $42.0 million for the nine months ended September 30, 2024, compared to $21.5 million for the nine months ended September 30, 2023, an increase of $20.6 million, primarily attributable to higher rates of return on our investments.
Interest expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,936)	$(1,933)	$(3)	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the nine months ended September 30, 2024, and 2023.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(47,272)	$56,490	$(103,762)	(184)%
Other income (expense), net was a $47.3 million expense for the nine months ended September 30, 2024, primarily attributable to $47.2 million of net unrealized and realized losses recorded for our marketable equity security investment in Lunit, Inc. during the period. Other income (expense), net was a $56.5 million income for the nine months ended September 30, 2023, primarily attributable to $84.5 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc., partially offset by $29.1 million of impairment recorded for our non-marketable equity security investments and other related assets during the period.
Provision for income taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$568	$1,226	$(658)	(54)%
Provision for income taxes was immaterial for the nine months ended September 30, 2024, and 2023.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of September 30, 2024, we had an accumulated deficit of $2.5 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.

We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of September 30, 2024, we had cash, cash equivalents, restricted cash and marketable debt securities of $1.0 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation.
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
At-The-Market Offering Program
In August 2024, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. During the three months ended September 30, 2024, no shares of our common stock were sold under the Sales Agreement.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(175,345)	$(246,247)
Net cash (used in) provided by investing activities	$(271,838)	$176,796
Net cash provided by financing activities	$1,939	$386,807
Operating activities
Cash used in operating activities during the nine months ended September 30, 2024, was $175.3 million, which resulted from a net loss of $325.4 million, and cash effect of net change in our operating assets and liabilities of $58.0 million, partially offset by non-cash charges of $208.1 million. Non-cash charges primarily consisted of $104.0 million of stock-based compensation, $47.2 million of net unrealized and realized losses on marketable equity security investment in Lunit, Inc., $31.9 million of depreciation and amortization, and $23.4 million of operating lease costs. The cash effect of net change in our operating assets and liabilities was primarily the result of a $27.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $19.8 million decrease in accounts payable and accrued liabilities, a $10.3 million increase in inventory, net, and a $9.2 million increase in prepaid expenses and other current assets, net, partially offset by a $9.6 million increase in deferred revenue.

Cash used in operating activities during the nine months ended September 30, 2023 was $246.2 million, which resulted from a net loss of $292.4 million, and cash effect of net change in our operating assets and liabilities of $10.3 million, partially offset by non-cash charges of $56.5 million. Non-cash charges primarily consisted of $66.4 million of stock-based compensation, $32.0 million of depreciation and amortization, $29.1 million of impairment of non-marketable equity securities and other related assets, and $22.1 million of operating lease costs, partially offset by $84.5 million of unrealized gains on marketable equity security investment in Lunit, Inc, and $10.9 million of amortization of discount on marketable debt securities. The cash effect of net change in our operating assets and liabilities was primarily the result of a $25.4 million increase in inventory, net, due to forecasted higher testing volumes, and a $22.7 million payment of operating lease liabilities net of receipt of tenant improvement allowance, partially offset by a $26.6 million increase in accounts payable and accrued liabilities, primarily due to increased purchases of goods and services, a $8.4 million decrease in accounts receivable, net, and a $3.2 million increase in deferred revenue.
Investing activities
Cash used in investing activities during the nine months ended September 30, 2024, was $271.8 million, which resulted primarily from purchases of marketable debt securities of $307.3 million, purchases of property and equipment of $16.2 million, and purchase of non-marketable equity securities of $2.5 million, partially offset by maturities of marketable debt securities of $35.0 million, and sales of marketable equity security investment in Lunit, Inc. of $19.2 million.
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
Financing activities
Cash provided by financing activities during the nine months ended September 30, 2024, was $1.9 million, which was primarily attributable to proceeds from issuances of common stock under our employee stock purchase plan of $7.2 million, and proceeds from exercise of stock options of $2.6 million, partially offset by taxes paid related to net share settlement of restricted stock units of $7.7 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed previously.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents, restricted cash, marketable debt securities and our indebtedness. As of September 30, 2024, we had cash, cash equivalents, restricted cash and marketable debt securities of $1.0 billion held primarily in cash deposits, money market funds and U.S. government debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2024, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through September 30, 2024, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of September 30, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2024, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the third quarter of fiscal 2024, there were no material changes to our previously disclosed risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Meghan Joyce, Director	Adoption	8/13/2024	11/13/2024 – 9/2/2025	Y	6,633
Musa Tariq, Director	Adoption	9/11/2024	12/13/2024 – 12/31/2025	Y	6,809	(2)
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)Mr. Tariq’s 10b5-1 trading plan provides for the sale of (i) 1,972 shares of our common stock plus (ii) 46.4% of 10,422 shares of our common stock underlying certain restricted stock unit awards that will vest during the duration of the trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1	Open Market Sale AgreementSM by and between the Company and Jefferies LLC, dated August 23, 2024	8-K	001-38683	1.1	8/23/2024
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

GUARDANT HEALTH, INC.

Dated:	November 6, 2024	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2024	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2024	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)