Form 10-K
period 2024-12-31
Guardant Health, Inc.
filed 2025-02-20
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.4 billion (based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2024 of $28.88 per share).

As of February 14, 2025, the registrant had 123,421,441 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2025, or the 2025 Annual Meeting, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

GUARDANT HEALTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2024

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
•If we continue to experience challenges attracting and retaining qualified personnel due to competitive labor markets, we may be unable to manage our future growth effectively, all of which could make it difficult to execute our business strategy.
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
For early cancer detection, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application, or PMA, for our Shield blood test to the FDA. In July 2024, we received FDA approval of our Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, our Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. We also expect to expand into lung cancer screening and multi-cancer detection with our Shield platform.

Our strategy
Our objective is to be the leading provider of therapy selection, minimal residual disease detection, and early cancer screening products for cancer management across all stages of the disease and drive commercial adoption of our products. To achieve this, we intend to:
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
▪providing earlier insights into emerging clinically relevant biomarkers;
▪providing seamless customer experiences through collaborations with electronic medical record partners; and
▪expanding lab capabilities and services through partnerships.
•Expand our product portfolio by:
▪using our commercial engine as a force multiplier of returns on research and development investment to generate data and analytical insights to enable development of new products;
▪taking a disciplined and systematic approach to product and market development for cancer management across all stages of the disease;
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

Therapy Selection
Guardant360 CDx Test
We believe our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the FDA, and is the market leading comprehensive liquid biopsy test, based on the number of tests ordered. Our Guardant360 CDx test is a 74-gene test to provide tumor mutation profiling to be used by qualified health professionals in accordance with professional guidelines in oncology for cancer patients with any solid malignant neoplasm. Our Guardant360 CDx test has also been approved by the FDA for use as a companion diagnostic to identify NSCLC patients who may benefit from treatment with TAGRISSO® (osimertinib), RYBREVANT® (amivantamab-vjmw), LUMAKRAS™ (sotorasib) and ENHERTU® (fam-trastuzumab deruxtecan-nxki), and breast cancer patients who may benefit from treatment with ORSERDU™ (elacestrant), marketed by biopharmaceutical companies. Additional gene content and immune-oncology biomarkers (e.g. microsatellite instability, or MSI) are reported in a professional services compendium to the FDA approved CDx report. Results are typically delivered within seven days following receipt of sample and delivered by a clinical report.
Guardant360 LDT
The number of personalized therapy options for advanced cancer patients continues to grow, giving patients who may have cycled through standard of care therapies additional options. Our Guardant360 LDT test measures 730+ genes and supports all guideline-recommended biomarkers, to help inform which therapy may be effective for advanced stage cancer patients with solid tumors, without the need to obtain archival tissue or subject the patient to another invasive biopsy. Our Guardant360 LDT test has been migrated to the Smart Liquid Biopsy platform which enables more sensitive epigenetic tumor fraction detection. Results are typically delivered within seven days following receipt of sample and delivered by a clinical report.
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
Guardant360 TissueNext Test
To complement our liquid biopsy-based products, Guardant360 TissueNext, our first tissue-based test with AI-powered PD-L1 detection, is designed to identify patients with advanced cancer who may benefit from biomarker-informed treatment. Tissue genotyping is currently widely available to physicians and patients. We believe many tissue genotyping products currently available to physicians and patients have experienced long delays in getting results to physicians and high failure rates because of the inability to obtain enough tissue or high-quality DNA for analysis. Such delay or inability to produce results from tissue genotyping can adversely affect providing the right treatment to patients at the right time. We therefore believe our Guardant360 TissueNext test, together with our liquid biopsy-based products, have the potential to help address the challenges with tissue genotyping products currently in the market.
Minimal Residual Disease Detection and Recurrence Monitoring
Guardant Reveal Test
In the management of early-stage cancer, current tools do not identify all high-risk patients who will benefit from adjuvant therapy or detect recurrence early enough when it is most curable. We expect to address this need, first in early-stage colorectal, breast and lung cancers, with our Guardant Reveal tissue-free blood test for residual disease and recurrence monitoring. We believe the Guardant Reveal test has the potential to enable oncologists to improve the care of early-stage cancer patients by correctly identifying more high-risk patients than clinicopathologic review alone and by detecting recurrent disease months earlier than current standard of care methods like imaging carcinoembryonic antigen tests. We believe the Guardant Reveal test can improve turnaround by simultaneously interrogating both genomic and epigenomic signals from a single blood draw without the need for tissue. In addition, our Guardant Reveal test has been migrated to the Smart Liquid Biopsy platform which could maximize detection sensitivity without requiring tissue. Similar to our data development effort for our Guardant360 tests, we are investing heavily in establishing clinical validity and utility for the use of Guardant Reveal in adjuvant treatment and surveillance settings. We also believe our Guardant Reveal test may help biopharmaceutical companies identify new drug development opportunities. In return, these relationships could help us establish clinical utility for our tests and create new testing opportunities related to emerging therapies. Results are typically delivered within seven days following receipt of sample and delivered by a clinical report.
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
We also expect to expand into lung cancer screening and multi-cancer detection, or MCD, with our Shield platform. To clinically validate the performance of our next-generation Shield blood test in lung cancer screening in high-risk individuals ages 50-80, in January 2022, we initiated a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. In addition, in January 2025, our Shield MCD test was selected for the Vanguard study funded by the National Cancer Institute, part of the National Institutes of Health. The Vanguard study is a four-year pilot study which will enroll up to 24,000 people to inform the design of a randomized controlled trial evaluating the use of MCD tests for cancer screening.
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
Biopharmaceutical Offerings
GuardantINFINITY Test
Our GuardantINFINITY test is a next-generation Smart Liquid Biopsy test that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development. Our GuardantINFINITY assay provides a more comprehensive molecular profile of tumors than earlier assays, giving researchers access to novel genomic and epigenomic insights to provide a simultaneously deeper and more complete understanding of a tumor’s biology, its system-wide interactions and the associated immune response in a range of applications, from therapy selection to molecular response and longitudinal monitoring. The assay’s extensive methylome panel helps identify the unique methylation pattern that each tumor delivers, providing an important new dimension of research insights that has been largely unexplored in clinical development to date. GuardantINFINITY is available as a single modular assay with flexible configurations that can be tailored to fit a current application, along with the ability to unlock additional content modules at any time, without incurring the burden or delay of additional sample collection. The core module offers genotyping coverage of more than 800 genes with sample-level methylation detection and tumor fraction score for biomarker discovery, clinical research, therapy selection and response monitoring.
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
GuardantINFORM
GuardantINFORM complements our core diagnostic business with aggregated data obtained through real world genomic testing. This genomic and epigenetic data is first matched with clinically relevant information, and through AI-enabled analytical tools and expertise, unlocks important insights into disease progression and treatment impact that can be fed back into drug discovery and development, as well as clinical research and practice. Given the trend for oncologists to use liquid biopsy to monitor changes over time, our GuardantINFORM database uniquely provides longitudinal biological insight into tumor evolution alongside longitudinal clinical outcomes, which is particularly valuable for both resistance characterization of disease and as testing moves earlier in the cancer journey.
GuardantConnect
Because cancer patients often exhaust standard of care treatment options as the disease progresses and guidelines recommend clinical studies for cancer patients, clinical study matching is an acute need in oncology. At the same time, biopharmaceutical companies need to fill clinical studies that require screening hundreds of thousands of patients. Despite these needs, clinical study enrollment in oncology has severely lagged. GuardantConnect is our integrated software-based solution designed for our clinical and biopharmaceutical customers, seeking to connect patients tested with our assays with actionable alterations with potentially relevant clinical studies.
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
Clinical Studies and Publications
We are proactively pursuing studies to support the use of our tests as a preferred alternative or complementary to tissue testing to inform first line treatment right after diagnosis and at time of disease progression, with the goal to provide evidence that our tests detect genomic alterations at a similar rate compared to standard of care tissue testing and detects mutations that may not be detected by tissue based testing in the United States, Europe and Asia. Such a strategy is predicated on the tests’ abilities to offer accurate, reliable and fast guideline-directed comprehensive genotyping for all adult solid tumors without exposing patients to invasive biopsy procedures’ risks, delays or chance of failure. We publish peer-reviewed studies in order to influence treatment guidelines, to educate clinicians and other oncology stakeholders about the value proposition of our test and to set the stage for reimbursement with private and public payers.
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
U.S. clinical commercial efforts
We sell our tests to clinical customers in the United States through our targeted sales organization. Our clinician-focused sales organization in the United States is engaged in sales efforts and promotional activities primarily targeting oncologists, cancer centers and primary care physicians. Our sales representatives typically have extensive sales-related backgrounds in laboratory testing, therapeutics and oncology. We have supplemented the team with clinical oncology specialists with extensive medical affairs experience for molecular information support in the field.
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
In preparation for wider commercialization in the European Union, or the EU, we obtained a CE mark for our Guardant360 CDx test. In December 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our digital sequencing platform became available at the VHIO testing facility in Spain. In October 2021, we signed a partnership agreement with The Royal Marsden NHS Foundation Trust, or Royal Marsden, a premier cancer center within the United Kingdom, or the UK, for patient care, research and teaching of all types of cancer, and in April 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Royal Marsden testing facility in the UK. In September 2024, we signed a partnership agreement with the Agostino Gemelli University Polyclinic Foundation IRCCS, one of Italy’s largest and most renowned hospitals known for its advanced oncology services, including diagnostics, treatment, and research, to establish an in-house liquid biopsy testing service within its hospital system.
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
In addition to our existing covered and contracted payers, various laboratory benefit managers and evidence review organizations working with commercial payers have endorsed coverage of Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext and Guardant Reveal.
We are actively engaged to expand coverage among existing commercial payers and to achieve coverage with the remaining key commercial payers, laboratory benefit managers and evidence review organizations. This includes addressing variable coverage requirements and evidence required, and the need for enhanced guideline support.
As we broaden our coverage amongst commercial payers to include additional tests, we may begin to experience increases in average revenue per test performed; however, we cannot make any assurances that we will be successful in broadening our coverage on a timely basis or at all. Similarly, as we have experienced with our existing contracted payers, we cannot assure that the addition of new contracted payers will increase our average selling price or revenue.
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
Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx test with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. In April 2023, Palmetto GBA conveyed coverage for our Guardant360 Response test for fee-for-service Medicare patients in the U.S. with metastatic or inoperable solid tumors who are on an immune checkpoint inhibitor therapy, tested four to ten weeks from therapy initiation. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 LDT test to the same rate as our Guardant360 CDx test. In January 2025, Palmetto GBA granted coverage for our Guardant Reveal test to monitor disease recurrence in patients with colorectal cancer in the surveillance setting following curative intent therapy. This represents an expansion from the prior Medicare coverage of our Guardant Reveal test for colorectal cancer in the early post-surgical setting only.
In August 2024, following the FDA approval, our Shield blood test met the coverage requirements by Medicare based on the criteria established in its NCD for blood-based colorectal cancer screening tests. The test is covered once every three years for eligible Medicare beneficiaries.

State Medicaid programs make individual coverage decisions for diagnostic tests and have taken steps to control the cost, utilization and delivery of healthcare services. We believe that additional state and federal healthcare reform measures may be adopted in the future, any of which could have a material adverse effect on the clinical laboratory industry and our ability to successfully commercialize our tests. Any of these or other changes could substantially impact our revenues and increase costs. We cannot predict how future healthcare policy changes, if any, will affect our business and financial success.
Other Considerations
As of January 2025, 21 states, including California, have enacted laws that require biomarker testing to be covered for the purposes of diagnosis, treatment, appropriate management, or ongoing monitoring of disease or condition if the test is supported by medical and scientific evidence, and these enacted laws will mandate coverage for Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext, Guardant Response and Guardant Reveal when certain criteria are met. In addition, several more states have current legislation in progress. While we believe that additional states might enact similar laws in the future, we cannot predict how these changes, if any, will affect our business and financial condition.
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
Competition
Growing understanding of the importance of biomarkers linked with therapy selection, minimal residual disease detection, and early cancer screening is leading to more companies offering services in genomic profiling. The promise of liquid biopsy testing is also leading to more companies attempting to enter the space and compete with us. Our main competition is from diagnostic companies with products and services to profile genes in cancers based on either single-marker or comprehensive genomic profile testing, based on next-generation sequencing in either blood or tissue.
Our competitors within the liquid biopsy space for therapy selection include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018; Caris Life Science; Tempus AI, Inc.; NeoGenomics Laboratories, Inc.; Exact Sciences Corp.; Myriad Genetics, Inc.; and Laboratory Corporation of America. In addition, Natera, Inc., Tempus AI, Inc., Exact Sciences Corp., Myriad Genetics, Inc., Caris Life Science, Foundation Medicine, Inc. and Quest Diagnostics, Inc., among others, are our competitors in minimal residual disease detection. Additionally, our competitors in the early screening testing space include GRAIL, Inc., Exact Sciences Corp., Freenome Holdings, Inc., and Delfi Diagnostics.
Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., and most if not all of the competitors within the liquid biopsy space for therapy selection, that sell molecular diagnostic tests for cancer to physicians and have or may develop tests that compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
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

Our patent portfolio includes owned and licensed patents and patent applications, generally falling into three broad categories:
•issued patents and patent applications relating to our digital sequencing platform, including claims directed to methods for preparing and sequencing cell-free DNA, techniques for enriching nucleic acid samples, identifying CNVs, SNVs, indels and fusions in cell-free DNA, and detecting epigenomic variations (such DNA methylation) in biological samples;
•issued patents and patent applications relating to detecting residual disease and monitoring cancer and other diseases by determining genetic and epigenomic variations in biological samples; and
•issued patents and patent applications relating to early-stage cancer detection.
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
Regulatory framework for medical devices in the United States
Pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or the FDCA, the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostics, or IVDs. The FDA regulates, among other things, the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, advertising and promotion activities, sales, distribution and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.
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
After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. FDA may issue a hold letter requesting additional information, which would stop the review clock for FDA. The applicant has 180 days to respond to such additional information request, after which the FDA review clock will resume. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.
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
The PMA process
We currently market our Guardant360 CDx test and the Shield test pursuant to an approved PMA. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical studies. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA has 180 days to review a filed PMA, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided and may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA.
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
Expedited development and review programs
Following passage of the 21st Century Cures Act, the FDA implemented the Breakthrough Devices Program, which is a voluntary program offered to manufacturers of certain medical devices and device-led combination products that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and healthcare providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for PMA approval, 510(k) clearance and de novo classification. The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that the device meets one of the following criteria: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of postmarket data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions.
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
On November 18, 2016, the FDA announced that it would not finalize either guidance document to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, and the FDA issued a discussion paper on possible approaches to LDT regulation in January 2017. In May 2024, the FDA finalized a rule requiring LDTs to undergo premarket review as medical devices. While the rule is set to be implemented in the spring of 2025, it has been challenged in two separate lawsuits in federal court. The FDA could ultimately subject LDTs to additional regulatory requirements. Moreover, legislative measures could result in a change to the approach to FDA’s regulation over LDTs, including a requirement for premarket review of LDTs, among other things.
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

In addition, the Physician Payments Sunshine Act imposes, among other things, reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians (as defined by the statute) and their immediate family members. Manufacturers must submit reports by the 90th day of each calendar year. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe that we are currently exempt from these reporting requirements.
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
Employees and Human Capital
Our Employees and Commitment to Diversity, Equity and Inclusion
As of December 31, 2024, we had 2,021 employees, 1,999 of which are full-time employees and approximately 1,849 of which are in the U.S., with the remainder in Asia, Europe and Canada. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries, and we have never experienced any employment-related work stoppages. We also track voluntary and involuntary turnover rates, conduct frequent employee engagement surveys, and consider relations with our employees to be good.
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
We are proud to employ a diverse workforce that, as of December 31, 2024, was 55% racially/ethnically diverse and 54% female. For leadership positions across the company, which is defined as director level and above, 32% self-identified as racially/ethnically diverse and 40% self-identified as women. As of December 31, 2024, women held 30% of the independent director seats on our Board.
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
We have incurred significant losses since our inception. For the years ended December 31, 2024, 2023 and 2022, we incurred net losses of $436.4 million, $479.4 million and $654.6 million, respectively. As of December 31, 2024, we had an accumulated deficit of $2.6 billion. To date, we have financed our operations principally from the sale of stock or convertible securities, and revenue from precision oncology testing, and development services and other. We have devoted substantially all of our resources to the development and commercialization of our current products and to research and development activities related to our future products, including clinical and regulatory initiatives to obtain marketing approval and sales and marketing activities. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
Additionally, it is difficult to predict the amount we are able to collect for our tests from commercial payers. We receive reimbursement for our tests from several commercial payers for whom we are not a participating provider. Because we are not contracted with these payers, they determine the amount they are willing to reimburse us for tests. We have provided testing services to patients with many cancer types and indications, some of the time as a non-participating provider through 2024. When we have received payment as a non-participating provider, the amounts, on average, were significantly lower than for participating providers. Even when these payers have paid a claim, they may elect at any time to review previously paid claims for overpayment against these claims. In the event of an overpayment determination, the payer may offset the amount they determine they overpaid against amounts they owe us on current claims. We have limited leverage to dispute these retroactive adjustments and we cannot predict when, or how often, a payer might engage in these reviews. A significant amount of these offsets by one or more payers in any given quarter could have a material effect on our results of operations and cause them to fall below expectations or guidance we may provide. Our efforts to become a participating provider of a number of commercial payers may not be successful. Even when we have obtained positive coverage decisions for our tests from commercial payers and entered into agreements with them, such agreements typically are standard form contracts and may allow payers to terminate coverage on short notice, impose significant obligations on us and create additional regulatory and compliance hurdles for us.
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

We have historically provided guidance related to our annual revenue, non-GAAP gross margin, non-GAAP operating expense, and free cash flow. The variability and unpredictability could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.
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
Our development plan involves using data and analytical insights generated from our current products as a force multiplier of returns on research and development investment in our future products. However, if we are unable to generate additional or compatible data and insights, then we may not be able to advance our products under development as quickly, or at all, or without significant additional investment. In addition, we recently migrated some of our existing products to our Smart Liquid Biopsy platform. While we believe that this platform improves the tests and adds value, the tests may not perform as well as expected on the platform and the market might not accept the value proposition that we believe the platform provides.
As we develop products, we have made and will have to make significant investments in product development, marketing and selling resources, including investing heavily in clinical studies, which could adversely affect our future cash flows.
Our current revenue is primarily generated from sales of our tests and we are highly dependent on them for our success.
Our ability to execute our growth strategy and become profitable is highly dependent on the continued adoption and use of our tests, which accounted for 93%, 91% and 87% of our revenue in the years ended December 31, 2024, 2023 and 2022, respectively. Continued adoption and use of our tests will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that supports the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many biopharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for biopharmaceutical companies to switch diagnostic tests for their products, and our tests may not be widely accepted by biopharmaceutical companies, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, results of operations and financial condition would be materially and adversely affected. We cannot assure that our tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business and results of operations.
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
Biopharmaceutical customers collaborate with us for analysis of whole blood or plasma samples for multiple applications primarily to support clinical studies, including patient identification, companion diagnostics, retrospective testing and data services. In addition, we generate revenue from licensing our digital sequencing technologies to our domestic biopharmaceutical customers and international laboratory partners. In the years ended December 31, 2024, 2023 and 2022, revenue from our top five biopharmaceutical customers, including their affiliated entities, accounted for 13%, 14% and 18% of our total revenue, respectively. The revenue attributable to our biopharmaceutical customers may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue. Adverse speculation about our existing or potential relationships with biopharmaceutical companies may be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and business.
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
In September 2018, we began to receive reimbursement from Medicare for claims submitted with respect to our precision oncology tests. Precision oncology revenue from clinical tests for patients covered and administered by Medicare represented approximately 39%, 43% and 45% of our precision oncology revenue from clinical customers for the years ended December 31, 2024, 2023 and 2022, respectively. Revenue attributable to Medicare accounted for more than 10% of our total revenue in each of the years ended December 31, 2024, 2023 and 2022. In addition, pursuant to CMS regulations, we cannot bill Medicare directly for tests provided for Medicare beneficiaries in some situations. CMS adopted an exception to its laboratory date of service regulation, and if certain conditions are met, molecular pathology testing laboratories such as us can rely on that exception to bill Medicare directly, instead of seeking payment from the hospital. If this exception is repealed or curtailed by CMS, or the laboratory date of service regulation is otherwise changed to adversely impact our ability to bill Medicare directly, our revenue could be materially reduced.
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
Growing understanding of the importance of biomarkers linked with therapy selection, minimal residual disease detection, and early cancer screening is leading to more companies offering services in genomic profiling. The promise of liquid biopsy testing is also leading to more companies attempting to enter the space and compete with us. Over the last year, that has included new and accelerated development programs by a number of potential competitors, and increasing levels of merger and acquisition activity by both existing and new competitors. Currently, our main competition is from diagnostic companies with products and services to profile genes in cancers based on either single-marker or comprehensive genomic profile testing, based on next-generation sequencing in either blood or tissue. This may change over the next few years as a result of new competitors entering through investment and acquisition activity.

Our competitors within the liquid biopsy space for therapy selection include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018; Caris Life Science; Tempus AI, Inc.; NeoGenomics Laboratories, Inc.; Exact Sciences Corp.; Myriad Genetics, Inc.; and Laboratory Corporation of America. In addition, Natera, Inc., Tempus AI, Inc., Exact Sciences Corp., Myriad Genetics, Inc., Caris Life Science, Foundation Medicine, Inc. and Quest Diagnostics, Inc., among others, are our competitors in minimal residual disease detection. Additionally, our competitors in the early screening testing space include GRAIL, Inc., Exact Sciences Corp., Freenome Holdings, Inc., and Delfi Diagnostics.
Competitors within the broader genomics profiling space based on tissue include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America and Quest Diagnostics, Inc., and most if not all of the competitors within the liquid biopsy space for therapy selection, that sell molecular diagnostic tests for cancer to physicians and have or may develop tests that compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
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
If we continue to experience challenges attracting and retaining qualified personnel due to competitive labor markets, we may be unable to manage our future growth effectively, all of which could make it difficult to execute our business strategy.
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
•federal, state and foreign healthcare fraud and abuse laws;
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
When we contract with a payer as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only specifically covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our test and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract.
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
Medicare’s National Coverage Determination, or NCD, for Next Generation Sequencing, or NGS, first established in 2018 and subsequently updated in 2020 states that NGS tests, such as our Guardant360 test, are covered by Medicare nationally, when: (1) performed in a CLIA-certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, including having recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. Effective August 7, 2020, our Guardant360 CDx test obtained national coverage under the NGS NCD consistent with its FDA-approved indications.

The NGS NCD also states that each Medicare Administrative Contractor, or MAC, may provide local coverage of other next-generation sequencing tests for cancer patients only when the test is performed by a CLIA-certified laboratory, ordered by a treating physician and the patient meets the same clinical and treatment criteria required of nationally covered next-generation sequencing tests under the NGS NCD. An NGS test is not covered by Medicare when cancer patients do not have the above-noted clinical and treatment criteria required for either national coverage or MAC discretion to provide local coverage. In July 2018, Palmetto GBA, or Palmetto, the MAC responsible for administering Medicare’s Molecular Diagnostic Services Program, or MolDX, issued a local coverage determination, or LCD, for our Guardant360 test for NSCLC patients who meet certain clinical and treatment criteria. Subsequently, in 2018, Noridian Healthcare Solutions, the MAC responsible for adjudicating claims in California, where our laboratory is located, and a participant in MolDX, finalized its LCD for our Guardant360 test. In September 2018, we began to receive reimbursement from Medicare for claims submitted with respect to Guardant360 clinical tests performed for NSCLC patients. In December 2019, replacing its prior NSCLC patient LCD, Palmetto GBA finalized its expanded LCD for our Guardant360 test that provides limited Medicare coverage for use of the Guardant360 test for qualifying patients diagnosed with solid cancers of non-central nervous system origin. In May 2019, Noridian also issued an expanded draft LCD for our Guardant360 test consistent with the expanded draft LCD issued by Palmetto in March 2019. In May 2020, Noridian issued a coverage article and confirmed limited Medicare coverage for our Guardant360 test for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin who meet the criteria of the NGS NCD. Noridian also retired the expanded draft LCD issued in May 2019 as being superseded by the coverage article. In March 2020, we began to receive reimbursement from Medicare for claims submitted, with respect to Guardant360 clinical tests performed for qualifying patients diagnosed with solid tumor cancers of non-central nervous system origin other than NSCLC. In January 2022, Noridian issued a draft LCD with expanded coverage for our Guardant360 test consistent with the expanded draft LCD issued by Palmetto in March 2019 and finalized in December 2019, as well as the Noridian coverage article of May 2020. Noridian finalized this LCD in November 2022.
In March 2022, Palmetto GBA established coverage for our Guardant360 TissueNext test under an existing LCD. The coverage, which is also applicable to Noridian, covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA established coverage under an existing LCD for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy. This coverage, which also applies to Noridian, has an effective date of December 2021. In April 2023, Palmetto GBA established coverage for Guardant360 Response under an existing LCD for tracking patient response to immunotherapy after an initial Guardant therapy selection test. This coverage also applies to Noridian.

Under Medicare, payment for laboratory tests like ours is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA and its implementing regulations, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are generally required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”, or ADLTs), commercial payer payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which is used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We are subject to reporting requirements under PAMA and the Medicare rate for our tests will be calculated in the future based on our private payer rates. For clinical diagnostic laboratory tests furnished on or after January 1, 2018, PAMA and its implementing regulations contemplate that their Medicare CLFS reimbursement rates are established upon these reported private payer rates. The second such reporting period (after 2017) was set for 2020. On December 20, 2019, Congress passed the Further Consolidated Appropriations Act of 2020, which delayed by one year the next data reporting period until 2021 and limited reduction in payment amounts in 2020 related to the implementation of pricing based on private payer rates reported in 2017. On March 27, 2020, Congress passed the CARES Act, which delayed by one year the next data reporting period until 2022 and prevented any reduction in payment amounts in 2021 related to the implementation of pricing based on private payer rates reported in 2017. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which delayed by one year the next data reporting period until 2023 and prevented any reduction in payment amounts in 2022 related to the implementation of pricing based on private payer rates reported in 2017. On November 2, 2022, CMS published its final rule for the Medicare Physician Fee Schedule for calendar year (CY) 2023, including changes for clinical laboratories that took effect on January 1, 2023. Changes include updated regulatory definitions to specify the data collection period for the data reporting period of January 1, 2023 through March 31, 2023; revisions to indicate that data reporting is required every 3 years beginning January 2023; and to confirm that for CY 2022, payment may not be reduced by more than 0% as compared to CY 2021, and for CYs 2023 through 2025, payment may not be reduced by more than 15% as compared to the amount established for the preceding year. On December 29, 2022, Congress passed the Consolidated Appropriations Act, 2023, which prevented any reduction in payment amounts in 2023 related to the implementation of pricing based on private payer rates reported in 2017; delayed by one year data the next data reporting period until 2024; and extended the three-year period in which payment may not be reduced by more than 15%, to CYs 2024 through 2026. On November 17, 2023, Congress passed the Further Continuing Appropriations and Other Extensions Act of 2024, which prevented any reduction in payment amounts in 2024 related to the implementation of pricing based on private payer rates reported in 2017; delayed by one year data the next data reporting period until 2025; and extended the three-year period in which payment may not be reduced by more than 15%, to CYs 2025 through 2027. On September 26, 2024, Congress passed the Continuing Appropriations and Extensions Act of 2025, which prevented any reduction in payment amounts in 2024 related to the implementation of pricing based on private payer rates reported in 2017; delayed by one year data the next data reporting period until 2026; and extended the three-year period in which payment may not be reduced by more than 15%, to CYs 2026 through 2028. None of these enactments have delayed annual reporting requirements for ADLTs like our Guardant360 CDx test. If we are unable to obtain and maintain favorable reimbursement rates from commercial payers for our tests, this may adversely affect the tests’ Medicare reimbursement rates. It is unclear what impact new Medicare pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations or cash flows.
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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our current or future products under development. For example, on February 23, 2022, the FDA issued a proposed rule to amend the Quality System Regulation, or QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization, or ISO, standards. This proposal was finalized on January 31, 2024. Additionally, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices similar to ours, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain marketing authorization or otherwise create competition that may negatively affect our business.
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and kits, medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to (i) payments and other transfers of value to physicians (as defined by statute), certain other healthcare professionals such as physician assistants and nurse practitioners, and teaching hospitals, and (ii) ownership and investment interests in such manufacturers held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;
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
•the federal No Surprises Act, which prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network healthcare facilities, as well as state laws restricting balance billing of patients;
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
In addition, the coding procedure used by third-party payers to identify various procedures, including our test, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payers usually require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology, or the CPT code. CPT coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. The CPT code set is maintained by the American Medical Association, or AMA. In cases where there is not a specific CPT code to describe a test, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act, or PAMA authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes or PLA, to facilitate implementation of this section of PAMA. In addition, CMS maintains the Healthcare Common Procedure Coding System, or HCPCS, and may assign unique level II HCPCS code to tests that are not already described by a unique CPT code. New CPT "Category I" codes are issued annually and new PLA and level II HCPCS codes are issued as frequently as quarterly. Payers’ acceptance of the new code could be delayed, and transition to the new code could result in a decrease in reimbursement for our tests, both of which could potentially reduce revenue from commercial and government payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier was issued in August 2020. In January 2021, a CPT PLA code was issued for our Guardant360 CDx test with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status for the Guardant360 CDx test, based on which Medicare paid us at the actual list charge per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will update annually based on the previous year’s private payer data submission. In April 2022, a CPT PLA code was issued for Guardant360 with an effective date in July 2022. In July 2022, a CPT PLA code was issued for Guardant360 TissueNext with an effective date in October 2022. In October 2023, a CPT PLA code was issued for Guardant360 Response with an effective date in January 2024. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 LDT test to the same rate as our Guardant360 CDx test. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received for a test differs from the revenue recorded for the test. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, became law. This law substantially changed the way healthcare is financed by both commercial payers and government payers, and significantly impacted our industry. The ACA contains a number of provisions expected to impact existing state and federal healthcare programs or result in the development of new programs, including those governing enrollments in state and federal healthcare programs, reimbursement changes and fraud and abuse. Our business and operations could be affected by the ACA, including in ways we cannot currently predict.
Since its enactment, there have been efforts to repeal all or part of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that efforts to repeal or modify all or part of the ACA will continue under the Trump administration.

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
We have not yet registered trademarks in all of our potential markets, although we have registered Guardant Health and Guardant360 in the United States. If we apply to register additional trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not timely register and enforce marks used in connection with our products, services or technology, we may encounter difficulty in enforcing them against third parties, and if these marks are registered by others, we could infringe such trademarks and may have to defend ourselves to continue the use of our trademarks, which may be time consuming and costly, and we may be unsuccessful.

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
In 2020, we sold $1,150,000,000 aggregate principal amount of 0% convertible senior notes due 2027, or the 2027 Notes. In February 2025, we issued $600 million aggregate principal amount of 1.25% convertible senior notes due 2031, or the 2031 Notes (together with the 2027 Notes, the Notes) in exchange for the retirement of approximately $659.3 million aggregate principal amount of the 2027 Notes, or the Note Exchange. We may also incur additional indebtedness to meet future needs. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•the accrual and payment of interest on the Notes or additional indebtedness, requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Notes or additional indebtedness; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Notes or any additional indebtedness that we may incur. In addition, future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.
The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition. Conversion of the Notes, to the extent the Notes are not redeemed or repurchased, will dilute the ownership interest of existing stockholders, and even if anticipated, may otherwise depress the price of our common stock.
In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert their Notes into shares of our common stock upon the occurrence of certain events. If one or more holders of the Notes elect to convert their Notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our financial condition. In the event the conditional conversion feature of the Notes is triggered, the conversion of some or all of the Notes will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon such conversion. The 2027 Notes and the 2031 Notes may become in the future convertible at the option of the holders thereof prior to August 15, 2027 and November 15, 2030, respectively, under certain circumstances as provided in the respective indentures. Any sales in the public market of shares of our common stock issuable upon such conversion could adversely affect the price of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, and even anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The convertible note hedge may affect the value of the 2027 Notes and our common stock.
In connection with the sale of the 2027 Notes, we entered into convertible note hedge, the 2027 Note Hedge, transactions with certain financial institutions, or option counterparties, certain of which are expected to be cancelled in connection with the Note Exchange. The 2027 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes.
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
Changes in tax laws or regulations, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations. For example, the Trump administration, members of Congress, and future U.S. presidential administrations may propose, various U.S. federal tax law changes, which if enacted could have a material impact on our business operations and financial performance. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws, including as a result of the base erosion and profit shifting, or BEPS, project that is being led by the Organization for Economic Co-operation and Development, or OECD, and other initiatives led by the OECD or the European Commission. Due to the expanding scale of our international business activities, these types of changes to the taxation of our activities could increase the amount of taxes imposed on our business. Any of these outcomes could harm our financial position and results of operations.

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
Cybersecurity incidents such as security breaches, loss of data and other disruptions in relation to our information technology systems, as well as those of our third-party service providers, could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.
In the ordinary course of our business, we collect and store sensitive data, including credit card and other financial information, other personal information, intellectual property and proprietary business information owned or controlled by us or other parties such as customers and payers. We also communicate sensitive data, including patient data, through phone, Internet, facsimile, multiple third-party vendors and their subcontractors. We depend on information technology systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting and our GuardantConnect software platform. Our information technology systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation and general administrative activities. Our information technology systems store a wide variety of information critical to our business, including research and development information, patient data, commercial information and business and financial information. We face a number of risks related to protecting this critical information, including loss of access, inappropriate use or disclosure, unauthorized access, inappropriate modification and our being unable to adequately monitor, audit or modify our controls over such critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf.
Cybersecurity incidents such as security breaches, computer viruses, malware and other incidents could cause misappropriation, loss or other unauthorized disclosure of confidential data, materials or information, including those concerning our customers and employees. Increasingly complex methods have been used in cyberattacks, including ransomware, phishing, structured query language injections, social engineering schemes, insider threats, AI tool supported attacks, and distributed denial-of-service attacks conducted by actors including computer attackers, foreign governments and cyber terrorists. A cyberattack can also be in the form of unauthorized access or a blocking of authorized access. The risk of a cybersecurity incident has generally increased as the number, intensity and sophistication of attempted attacks has increased. As a result of the continued hybrid working environment, we and our third party service providers and partners may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience cybersecurity incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security risks or threats in the future.

The costs of attempting to protect against the foregoing risks and the costs of responding to a cybersecurity incident are significant. Large scale cybersecurity incidents at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and of our customers’ sensitive information. Following a cybersecurity incident, our and/or our vendors’ remediation efforts may not be successful, and a cybersecurity incident could result in interruptions, delays or cessation of service, and loss of existing or potential customers. In addition, cybersecurity incidents of our and/or our vendors’ security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers or other third-parties, could expose our customers' private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our business, prospects, reputation, results of operations and financial condition. In addition, if we fail to adhere to our privacy policy and other published statements or applicable laws concerning our processing, use, transmission and disclosure of protected information such as PHI, or if our statements or practices are found to be deceptive or misrepresentative, we could face regulatory actions, fines and other liability.
The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use, modification or disclosure, no security measures can be perfect. We and certain of our service providers are from time to time subject to cybersecurity incidents. For example, in the past year, we identified cybersecurity incidents involving an unauthorized actor obtaining access to our email system and sending phishing messages. Despite the precautionary measures we have taken in response to such incidents and to prevent other unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from performing our comprehensive genomic analysis, preparing and providing reports to pathologists and oncologists, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. While we do not believe that we have experienced any material cybersecurity incidents as of the date of this Annual Report on Form 10-K, as described above we have experienced prior cybersecurity incidents. Any cybersecurity incident could result in legal claims or proceedings, and liability under federal, state or foreign laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. Notice of cybersecurity incidents may be required to be made to affected individuals, the Secretary of the HHS or other state, federal or foreign regulators, to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. As cyber threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, and these efforts may not be successful.
It could be difficult to predict the ultimate resolution of any such cybersecurity incidents or to estimate the amounts or ranges of potential loss, if any, that could result therefrom. If we cannot successfully resolve a cybersecurity incident, it could materially impact our ability to operate our business as well as our results of operations and financial position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The security of our sensitive business-related information and the personal information we collect, as well as our information systems, is important for our business. In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding study participants in connection with clinical studies, sensitive third-party information and employee information. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. To protect this information, we have implemented a cybersecurity program, and have established oversight mechanisms designed to provide effective cybersecurity governance, risk management, and timely incident response. Our cybersecurity program takes into account recognized cybersecurity industry frameworks and standards including NIST-CSF, ISO 27001/27002 as well as HIPAA.
Our cybersecurity policies require that we implement and maintain monitoring and detection programs, network security precautions, encryption of critical data, and management of third-party risk. We maintain various protections designed to safeguard against cyberattacks, including but not limited to attack surface management, anti-phishing secure email gateways, log monitoring and analysis, cloud security posture management, endpoint detection and response, and network intrusion detection and prevention systems. We also have processes in place to prevent unauthorized access to data processing systems and facilities, including two-factor authentication, tiered approval processes and password complexity, and our employees and applicable contractors undergo mandatory privacy and security trainings annually. We have established and periodically test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess the effectiveness of our data security practices and compliance with applicable practices and standards. In addition, we maintain a third-party risk register to identify, prioritize and track risks, including those associated with our use of third-party service providers. We also maintain cybersecurity insurance coverage though it may not be sufficient to cover all costs of a cybersecurity incident.
Governance
Our cybersecurity program is led by a team of cybersecurity professionals. The program incorporates aspects of industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Senior members of our management, including our Chief Information Security Officer and Chief Information Officer, each of whom has over 10 years of experience in various roles involving information technology, including security, auditing, compliance, systems and programming, are responsible for assessing cybersecurity risk. Cybersecurity risk management is performed by the senior leadership of the cybersecurity team as well as members of our legal and privacy teams where relevant. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation and testing of our incident response plan. Additionally, our threat intelligence program issues a semi-annual report briefing to inform the security team about relevant cybersecurity events, significant vulnerabilities and vendor-related incidents.
Our Chief Information Security Officer reports to the full Board of Directors and the Nominating and Corporate Governance Committee on two occasions per year on information security and cybersecurity matters, or more frequently as needed. These reports generally cover various topics, which may include summaries of recent industry events or notable topics that may influence our cybersecurity risk perspective and security priorities; any actions taken in response to such events or topics; and a review of our top cybersecurity concerns and priorities. Our Nominating and Corporate Governance Committee has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively.
Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. As of the date of this Annual Report on Form 10-K, we are not aware of any material cybersecurity incidents or threats that have impacted our business. However, we and our customers have experienced cybersecurity incidents and routinely face risks of cybersecurity incidents, wholly or partially beyond our control, as we rely heavily on our information technology systems. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional information about the risks to our business associated with a cybersecurity incident affecting our information technology systems.
Item 2. Properties
Our headquarters are located in Palo Alto, California, where we lease approximately 249,500 square feet of office and lab space. The lease for the Palo Alto office was entered into in July 2020 and has a term of 12 years with an option to renew the lease term for an additional 10 years. In addition, we have approximately 200,000 square feet of additional office and lab space in Redwood City and San Diego, California, with current lease expiration dates ranging from 2025 to 2029. We also maintain domestic leased office spaces in Dallas and Spring, Texas; Seattle, Washington; Long Island City, New York; and Washington, D.C.; and warehouse space in Union City, California. In addition, for international locations, we maintain leased office space in Japan, Singapore and India. While we believe our existing facilities are adequate to meet our current requirements, we expect to expand our facilities as our operations grow over time. We believe we will be able to obtain such additional space on acceptable and commercially reasonable terms.
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
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
-Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information for common stock
Our common stock is traded on the Nasdaq Global Select Market, or Nasdaq, under the symbol “GH.”
Holders of record
As of February 14, 2025, there were 47 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.

Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, or the 2025 Proxy Statement.
Stock performance graph
The graph below shows a comparison of five-year cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index and the Nasdaq Biotechnology Index through December 31, 2024. The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on December 31, 2019 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Five-Year Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
$—
12/19
12/20
12/21
12/22
12/23
12/24
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
The following generally compares our results of operations for the years ended December 31, 2024 and 2023. A detailed discussion comparing our results of operations for the years ended December 31, 2023 and 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
For early cancer detection, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application, or PMA, for our Shield blood test to the FDA. In July 2024, we received FDA approval of our Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, our Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. We also expect to expand into lung cancer screening and multi-cancer detection with our Shield platform.
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
We generated total revenue of $739.0 million, $563.9 million and $449.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. We also incurred net losses of $436.4 million, $479.4 million and $654.6 million in the years ended December 31, 2024, 2023 and 2022, respectively. We have funded our operations to date principally from the sale of our stock, convertible senior notes, and revenue from our precision oncology testing and development services and other. In May 2023, we completed a follow-on underwritten public offering, in which we issued and sold 14,375,000 shares of our common stock at a price of $28.00 per share, and received net proceeds of $381.4 million after deducting underwriting discounts and commissions and other offering costs of $21.1 million. In December 2023, we completed a registered direct offering with an investment management firm, in which we issued and sold 3,387,446 shares of our common stock at a price of $26.77 per share, and received net proceeds of $90.6 million. As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable debt securities of approximately $944.2 million.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing and customer mix. Our revenue and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of tests that we perform for patients on behalf of clinicians and the number of tests we perform for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly affect our results of operations, as the average selling price for biopharmaceutical sample testing is currently higher than our average reimbursement for clinical tests because we are not a contracted provider for, or our tests are not covered by clinical patients’ insurance for, the majority of the tests that we perform for patients on behalf of clinicians. Precision oncology revenue from clinical tests for patients covered and administered by Medicare represented approximately 39%, 43% and 45% of our precision oncology revenue from clinical customers for the years ended December 31, 2024, 2023 and 2022, respectively.
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
In March 2021, the Centers for Medicare and Medicaid Services, or CMS, approved advanced diagnostic laboratory test, or ADLT, status to our Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 TissueNext test under the existing local coverage determination. The policy covers our Guardant360 TissueNext test for Medicare fee-for-service patients with advanced solid tumor cancers. In July

2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. In April 2023, Palmetto GBA conveyed coverage for our Guardant360 Response test for fee-for-service Medicare patients in the U.S. with metastatic or inoperable solid tumors who are on an immune checkpoint inhibitor therapy, tested four to ten weeks from therapy initiation. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 LDT test to the same rate as our Guardant360 CDx test. In January 2025, Palmetto GBA granted coverage for our Guardant Reveal test to monitor disease recurrence in patients with colorectal cancer in the surveillance setting following curative intent therapy. This represents an expansion from the prior Medicare coverage of our Guardant Reveal test for colorectal cancer in the early post-surgical setting only.
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
•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a PMA to the FDA for our Shield blood test. In July 2024, we received FDA approval of our Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, our Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. To clinically validate the performance of our next-generation Shield blood test in lung cancer screening in high-risk individuals ages 50-80, in January 2022, we initiated a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. In addition, in January 2025, our Shield multi-cancer detection, or MCD, test was selected for the Vanguard study funded by the National Cancer Institute, part of the National Institutes of Health. The Vanguard study is a four-year pilot study which will enroll up to 24,000 people to inform the design of a randomized controlled trial evaluating the use of MCD tests for cancer screening. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.

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
Precision oncology testing. Precision oncology testing revenue is generated from sales of our tests to clinical and biopharmaceutical customers, including those tests delivered by labs operated by our strategic partners. In the United States, through December 31, 2024, we generally performed tests as an out-of-network service provider without contracts with health insurance companies. We submit claims for payment for tests performed for patients covered by U.S. private payers. We also submit claims to Medicare for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 TissueNext, Guardant Reveal and Guardant360 Response clinical testing performed for qualifying patients. Precision oncology revenue from clinical tests for patients covered and administered by Medicare represented approximately 39%, 43% and 45% of our precision oncology revenue from clinical customers for the years ended December 31, 2024, 2023 and 2022, respectively.
Development services and other. Development services revenue primarily represents services that we provide to biopharmaceutical companies, large medical institutions and international laboratory partners. We collaborate with biopharmaceutical companies in the development and clinical studies of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our test panels. Under these arrangements, we generate revenue from progression of our collaboration efforts, as well as from provision of on-going support. In addition to companion diagnostic development and regulatory approval services, we also provide other development services, including clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing our technologies, kit fulfillment and delivery of our Shield screening tests.
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

Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Year Ended December 31,
	2024	2023

	(in thousands)
Revenue:
Precision oncology testing	$687,936	$514,249
Development services and other	51,080	49,699
Total revenue	739,016	563,948
Costs and operating expenses:
Cost of precision oncology testing(1)	260,581	205,528
Cost of development services and other(1)	29,218	21,524
Research and development expense(1)	347,753	367,194
Sales and marketing expense(1)	364,935	295,227
General and administrative expense(1)	180,123	155,800
Other operating expense	—	83,400
Total costs and operating expenses	1,182,610	1,128,673
Loss from operations	(443,594)	(564,725)
Interest income	53,691	35,365
Interest expense	(2,581)	(2,578)
Other income (expense), net	(42,605)	53,174
Loss before provision for income taxes	(435,089)	(478,764)
Provision for income taxes	1,284	685
Net loss	$(436,373)	$(479,449)
(1)Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Cost of precision oncology testing	$5,315	$4,614
Cost of development services and other	4,050	1,851
Research and development expense	50,566	34,682
Sales and marketing expense	36,479	24,764
General and administrative expense	44,001	24,848
Total stock-based compensation expense	$140,411	$90,759
In November 2020 and May 2021, we granted restricted stock units with certain performance metrics, or PSUs, consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met, with a grant date fair value of $113.40 per share and $148.19 per share, respectively. Before 2024, no compensation expense for these PSUs had been recorded since the achievement of the performance metrics did not meet the criteria for accrual. In 2024, the performance metrics of these PSUs were considered to be achieved; as such we recorded $24.8 million in stock-based compensation expense related to these PSUs, based on 219,161 shares granted with fair values of $113.40 per share and $148.19 per share, of which $2.4 million was recorded to cost of development services and other, and $11.8 million, $6.5 million and $4.1 million was recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively.

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Precision oncology testing	$687,936	$514,249	$173,687	34%
Development services and other	51,080	49,699	1,381	3%
Total revenue	$739,016	$563,948	$175,068	31%
Total revenue was $739.0 million for the year ended December 31, 2024, compared to $563.9 million for the year ended December 31, 2023, an increase of $175.1 million, or 31%.
Precision oncology testing revenue increased to $687.9 million for the year ended December 31, 2024, from $514.2 million for the year ended December 31, 2023, an increase of $173.7 million, or 34%.
Precision oncology revenue from tests for clinical customers was $542.8 million for the year ended December 31, 2024, up 34% from $403.9 million for the year ended December 31, 2023. This increase in clinical testing revenue was driven primarily by an increase in sample volume and an increase in reimbursement for our tests. Total tests for clinical customers increased to approximately 206,700 for the year ended December 31, 2024, from approximately 172,900 for the year ended December 31, 2023. The increase in reimbursement for our tests for the year ended December 31, 2024 was primarily attributable to an increase in Medicare reimbursement for our Guardant360 LDT test to $5,000, effective January 1, 2024; and increases in Medicare Advantage and commercial payer reimbursement.
Precision oncology revenue from tests for biopharmaceutical customers was $145.1 million for the year ended December 31, 2024, up 31% from $110.4 million for the year ended December 31, 2023. This increase in revenue was primarily due to an increase in sample volume. Total tests for biopharmaceutical customers increased to approximately 40,500 for the year ended December 31, 2024, from approximately 29,900 for the year ended December 31, 2023.
Development services and other revenue increased to $51.1 million for the year ended December 31, 2024, from $49.7 million for the year ended December 31, 2023, an increase of $1.4 million, or 3%. This increase in development services and other revenue was primarily due to an increase of $9.1 million associated with our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers, partially offset by a decrease of $7.2 million associated with our partnership agreements, and a reduction of $3.2 million in royalty revenue. The increase in other revenue was also attributable to $4.1 million derived from the delivery of approximately 6,400 of our Shield screening tests for the three months ended December 31, 2024, following the FDA approval.
Cost of Revenue

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of precision oncology testing	$260,581	$205,528	$55,053	27%
Cost of development services and other	29,218	21,524	7,694	36%
Total cost of revenue	$289,799	$227,052	$62,747	28%
Total cost of revenue was $289.8 million for the year ended December 31, 2024, compared to $227.1 million for the year ended December 31, 2023, an increase of $62.7 million, or 28%.
Cost of precision oncology testing was $260.6 million for the year ended December 31, 2024, compared to $205.5 million for the year ended December 31, 2023, an increase of $55.1 million, or 27%. This increase in cost of precision oncology testing was primarily attributable to an increase in sample volumes and an increase in average cost per sample primarily due to changes in product mix, resulting in a $44.7 million increase in material costs, a $4.7 million increase in production labor and overhead costs, and a $4.6 million increase in other costs, including costs related to collection kits, freight and professional services.

Cost of development services and other was $29.2 million for the year ended December 31, 2024, compared to $21.5 million for the year ended December 31, 2023, an increase of $7.7 million, or 36%. This increase in cost of development services and other was primarily due to an increase of $4.3 million associated with our companion diagnostics collaboration projects and other service agreements with biopharmaceutical customers, and an increase of $3.3 million associated with providing Shield screening tests during the year ended December 31, 2024.
Operating Expenses
Research and development expense

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development expense	$347,753	$367,194	$(19,441)	(5)%
Research and development expenses were $347.8 million for the year ended December 31, 2024, compared to $367.2 million for the year ended December 31, 2023, a decrease of $19.4 million, or 5%. This decrease was primarily due to a decrease of $31.8 million in outside services costs primarily driven by a reduction in the ECLIPSE clinical study costs as the study nears completion, a decrease of $9.7 million in material costs, and a decrease of $3.7 million in information technology infrastructure costs; partially offset by an increase of $15.9 million in stock-based compensation, primarily related to the PSUs of $11.8 million discussed in the Results of operations section above; and an increase of $10.0 million in other personnel costs.
Sales and marketing expense

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing expense	$364,935	$295,227	$69,708	24%
Sales and marketing expenses were $364.9 million for the year ended December 31, 2024, compared to $295.2 million for the year ended December 31, 2023, an increase of $69.7 million, or 24%. This increase was related to commercial team expansion and marketing activities to support existing products and the Shield product launch, primarily resulting in an increase of $34.1 million in other personnel costs; an increase of $14.9 million in marketing activity related costs; an increase of $11.7 million in stock-based compensation, including $6.5 million related to the PSUs discussed in the Result of operations section above; and an increase of $10.5 million in information technology infrastructure costs.
General and administrative expense

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative expense	$180,123	$155,800	$24,323	16%
General and administrative expenses were $180.1 million for the year ended December 31, 2024, compared to $155.8 million for the year ended December 31, 2023, an increase of $24.3 million, or 16%. This increase was primarily due to an increase of $19.2 million in stock-based compensation, including $4.1 million related to the PSUs discussed in the Results of operation section above; and an increase of $12.4 million in other personnel costs; partially offset by a decrease of $7.5 million in severance costs related to a workforce reduction in the first quarter of 2023, and a decrease of $3.1 million in legal expenses.

Other operating expense

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Other operating expense	$—	$83,400	$(83,400)	(100)%
Other operating expense for the year ended December 31, 2023 was related to a legal accrual in connection with a jury verdict related to TwinStrand Biosciences, Inc. and the University of Washington entered into in November 2023. See "Commitments and Contingencies - Legal Proceedings" in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest income

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Interest income	$53,691	$35,365	$18,326	52%
Interest income was $53.7 million for the year ended December 31, 2024, compared to $35.4 million for the year ended December 31, 2023, an increase of $18.3 million, or 52%, primarily attributable to higher rates of return on our investments.
Interest expense

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(2,581)	$(2,578)	$(3)	—%
Interest expense was primarily attributable to the amortization of debt issuance costs related to our convertible senior notes issued in November 2020, for the years ended December 31, 2024, and 2023.
Other income (expense), net

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Other income (expense), net	$(42,605)	$53,174	$(95,779)	(180)%
Other income (expense), net was a $42.6 million expense for the year ended December 31, 2024, primarily attributable to $44.4 million of net unrealized and realized losses recorded for our marketable equity security investment in Lunit, Inc. during the period. Other income (expense), net was a $53.2 million income for the year ended December 31, 2023, primarily due to $79.7 million of unrealized gains recorded for our marketable equity security investment in Lunit, Inc., partially offset by $29.1 million of impairment recorded for our non-marketable equity security investments and other related assets during the period.
Provision for income taxes

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$1,284	$685	$599	87%
The change in the provision for income taxes between the years ended December 31, 2024 and 2023 was insignificant.

Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of December 31, 2024, we had an accumulated deficit of $2.6 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sale of stock, convertible debt and through revenue from precision oncology testing and development services and other. As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable debt securities of $944.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable debt securities consisting primarily of United States treasury securities that can be immediately liquid.
Based on our current business plan, we believe our current cash, cash equivalents, restricted cash and marketable debt securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Annual Report on Form 10-K. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As revenue from precision oncology testing and development services and other is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued liabilities, which could impact our working capital balances.
If our available cash, cash equivalents, restricted cash and marketable debt securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Annual Report on Form 10-K, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.
At-The-Market Offering Program
In August 2024, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. During the year ended December 31, 2024, no shares of our common stock were sold under the Sales Agreement.
Convertible Notes Exchange
In February 2025, we entered into privately negotiated exchange agreements with certain holders of our convertible senior notes due 2027. See Note 17, Subsequent Events, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to this transaction. The transaction will be accounted for under FASB ASC Topic 470, Debt, and relevant accounting guidance, based on which and due to the nature of the transaction, a gain is currently expected to be recorded for the three months ended March 31, 2025.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(239,858)	$(324,975)
Net cash (used in) provided by investing activities	(261,308)	840,250
Net cash (used in) provided by financing activities	(996)	477,375
Operating activities
Cash used in operating activities during the year ended December 31, 2024 was $239.9 million, which resulted from a net loss of $436.4 million and changes in our operating assets and liabilities of $60.9 million, partially offset by non-cash charges of $257.4 million. Non-cash charges primarily consisted of $140.4 million of stock-based compensation, $44.4 million of net unrealized and realized losses on marketable equity security investment in Lunit, inc., $42.4 million of depreciation and amortization, and $31.1 million of operating lease costs, partially offset by $6.8 million of amortization of discount on marketable debt securities. The changes in our operating assets and liabilities was primarily the result of a $36.1 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $21.4 million increase in accounts receivable, net, a $9.1 million increase in inventory, net, a $7.7 million increase in prepaid expenses and other current assets, net, and a $2.8 million decrease in accounts payable and accrued liabilities; partially offset by a $18.7 million increase in deferred revenue.
Cash used in operating activities during the year ended December 31, 2023 was $325.0 million, which resulted from a net loss of $479.4 million, partially offset by non-cash charges of $100.6 million and changes in our operating assets and liabilities of $53.8 million. Non-cash charges primarily consisted of $90.8 million of stock-based compensation, $42.9 million of depreciation and amortization, $29.7 million of operating lease costs, and $29.1 million of impairment on non-marketable equity security investments and other related assets; partially offset by $79.7 million of unrealized gains on marketable equity security investment in Lunit, inc., and $13.6 million of amortization of discount on marketable debt securities. The changes in our operating assets and liabilities was primarily the result of a legal accrual of $83.4 million in connection with a jury verdict entered in favor of TwinStrand Biosciences, Inc. and the University of Washington in November 2023, a $8.4 million decrease in accounts receivable, net, and a $5.2 million increase in accounts payable and accrued liabilities; partially offset by a $31.5 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $10.4 million increase in inventory, net due to forecasted higher testing volumes, and a $4.3 million increase in prepaid expenses and other current assets, net.
Investing activities
Cash used in investing activities during the year ended December 31, 2024 was $261.3 million, which resulted primarily from purchases of marketable debt securities of $307.3 million, purchases of property and equipment of $35.1 million, and purchases of non-marketable equity security investments of $7.5 million; partially offset by sales of marketable equity security investment in Lunit, Inc. of $53.6 million and maturities of marketable debt securities of $35.0 million.
Cash provided by investing activities during the year ended December 31, 2023 was $840.3 million, which resulted primarily from maturities of marketable debt securities of $1.5 billion; partially offset by purchases of marketable debt securities of $629.9 million, purchases of property and equipment of $20.5 million, and purchases of non-marketable equity security investments and other related assets of $5.6 million.
Financing activities
Cash used in financing activities during the year ended December 31, 2024 was $1.0 million, which was primarily attributable to employee taxes paid related to settlement of restricted stock units of $15.7 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $11.7 million and proceeds from exercise of stock options of $3.1 million.
Cash provided by financing activities during the year ended December 31, 2023 was $477.4 million, which was primarily attributable to proceeds from equity offerings of $493.1 million, and proceeds from issuances of common stock under our employee stock purchase plan of $10.2 million; partially offset by payment of equity offering costs of $21.1 million, and employee taxes paid related to settlement of restricted stock units of $11.2 million.

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
Revenue recognition
We derive revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing revenue includes amounts derived from the delivery of our precision oncology tests, including those tests delivered by labs operated by our strategic partners. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing our technologies, kit fulfillment, and delivery of our Shield screening tests. We currently receive payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
Precision oncology testing
We recognize revenue from the sale of our precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, we determine an implied contract exists with our clinical customers. We identify each sale of our test to a clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with our clinical customers represents variable consideration. We estimate the variable consideration under the portfolio approach and consider the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. We monitor the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. We analyze actual cash collections over the expected reimbursement period and compare it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of cumulative future revenue reversal.
Revenue from sales of precision oncology tests to biopharmaceutical customers are based on a negotiated price per test or on the basis of an agreement to provide certain testing volume over a defined period. We identify our promise to transfer a number of distinct tests to biopharmaceutical customers as a single performance obligation. Precision oncology tests to biopharmaceutical customers are generally billed at a fixed price for each test performed. For agreements involving testing volume to be satisfied over a defined period, revenue is recognized over time based on the number of tests performed as the performance obligation is satisfied over time. Results of our precision oncology services are delivered electronically, and as such there are no shipping or handling fees incurred by us or billed to customers.

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
We collaborate with biopharmaceutical companies in the development of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our testing panels. Under these collaborations, we generate revenue from achievement of milestones, as well as provision of on-going support. For the companion diagnostic development and regulatory approval services performed, we are compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and other developmental milestone payments. The transaction price of these contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, we consider our historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than us. The constraint for variable consideration is applied to the transaction price such that it is probable a significant cumulative reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is assessed and updated at each reporting period as a revision to the estimated transaction price.
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
In addition, we license our digital sequencing technologies to our domestic customers and international laboratory partners. For the licensed technology, we are compensated through royalty-based payments, non-refundable upfront payments, guaranteed minimum payments, and/or sample milestone payments. Depending on the nature of the technology licensing arrangements, and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these technology licensing revenues are recognized in the period when royalty-bearing sales occur, when the technology transfer is complete, or over the technology transfer period. Other revenue also includes kit fulfillment, which is recognized when such products are delivered. In addition, other revenue includes amounts derived from delivery of our Shield screening tests.
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
We measure stock-based compensation expense for stock options granted to our employees, directors, and non-employees on the date of grant based on the fair value of the awards and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective awards. Compensation expense for stock options with performance metrics is calculated based upon expected achievement of the metrics specified in the grant.
We estimate the fair value of our stock options on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions used to calculate the fair value of our stock options, were:
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
Black-Scholes Assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model were as follows for stock option granted to our employees, directors and non-employees for the periods presented:

Year Ended December 31,
	2024	2023	2022

Expected term (in years)	5.50 – 6.09	5.50 – 6.10	5.50 – 6.10
Expected volatility	67.4% – 69.4%	69.3% – 70.5%	63.3% – 67.6%
Risk-free interest rate	3.8% – 4.5%	3.4% – 4.5%	1.9% – 4.4%
Expected dividend yield	—%	—%	—%
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents, restricted cash, marketable debt securities and our indebtedness. As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable debt securities of $944.2 million held primarily in cash deposits, money market funds and U.S. government debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of December 31, 2024, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through December 31, 2024, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of December 31, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
Guardant Health, Inc.
Index to Consolidated Financial Statements
As of December 31, 2024 and 2023, and
For the Years Ended December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guardant Health, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Precision Oncology Testing Revenue – Estimated Transaction Price for Clinical Customers — Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes revenue from the sale of precision oncology tests for clinical customers at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. Except for certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data.
The estimated transaction price under the portfolio approach represents consideration the Company expects to receive based on historical payment data from third-party payers and patients, adjusted for known and forecasted changes in payment patterns and subject to a constraint such that revenue recognized is not expected to be reversed.

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
•We understood and tested the design, implementation, and operating effectiveness of controls over management’s determination of the assumptions used and the related review and approval of the estimated transaction prices.
•We developed an independent expectation of the estimated transaction prices for precision oncology tests for clinical customers in developing an independent expectation of revenue and comparing the recorded amount to our expectation.
•We tested the assumptions used in our independent expectation of the estimated transaction prices for precision oncology tests for clinical customer by:
•Testing the historical cash receipts from payers used in the estimate of transaction prices, by making selections and agreeing the selected information to source documents.
▪Testing the completeness and accuracy of the precision oncology tests for clinical customers reported to physicians used in our independent expectation, by making selections and agreeing the selected information to source documents.
•We tested management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2024.
•We evaluated trends in estimated transaction prices and revenue compared to previous periods to identify evidence that is inconsistent with management’s assumptions regarding estimated transaction prices.

/s/ Deloitte & Touche LLP
San Jose, California
February 20, 2025
We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on the Financial Statements
We have audited the consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Guardant Health, Inc. (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
San Mateo, California
February 23, 2023
except for Note 15, as to which the date is
February 20, 2025

Guardant Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$525,540	$1,133,537
Short-term marketable debt securities	314,438	35,097
Accounts receivable, net	110,253	88,783
Inventory, net	71,083	61,948
Prepaid expenses and other current assets, net	33,800	27,741
Total current assets	1,055,114	1,347,106
Restricted cash	104,215	150
Property and equipment, net	136,813	145,096
Right-of-use assets, net	142,265	157,616
Intangible assets, net	6,760	8,979
Goodwill	3,290	3,290
Other assets, net	37,152	124,184
Total Assets	$1,485,609	$1,786,421
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,551	$51,741
Accrued compensation	83,219	72,736
Accrued expenses	68,345	63,475
Deferred revenue	35,468	17,965
Total current liabilities	225,583	205,917
Convertible senior notes, net	1,142,547	1,139,966
Long-term operating lease liabilities	164,292	185,848
Other long-term liabilities	92,834	96,006
Total Liabilities	1,625,256	1,627,737
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of December 31, 2024 and 2023; 123,994,006 and 121,629,861 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	2,443,788	2,304,220
Accumulated other comprehensive loss	(5,201)	(3,675)
Accumulated deficit	(2,578,235)	(2,141,862)
Total Stockholders’ Equity (Deficit)	(139,647)	158,684
Total Liabilities and Stockholders’ Equity (Deficit)	$1,485,609	$1,786,421
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue:
Precision oncology testing	$687,936	$514,249	$392,049
Development services and other	51,080	49,699	57,489
Total revenue	739,016	563,948	449,538
Costs and operating expenses:
Cost of precision oncology testing	260,581	205,528	148,199
Cost of development services and other	29,218	21,524	8,126
Research and development expense	347,753	367,194	373,807
Sales and marketing expense	364,935	295,227	299,828
General and administrative expense	180,123	155,800	163,956
Other operating expense	—	83,400	—
Total costs and operating expenses	1,182,610	1,128,673	993,916
Loss from operations	(443,594)	(564,725)	(544,378)
Interest income	53,691	35,365	6,069
Interest expense	(2,581)	(2,578)	(2,577)
Other income (expense), net	(42,605)	53,174	(12,778)
Fair value adjustments of noncontrolling interest liability	—	—	(99,785)
Loss before provision for income taxes	(435,089)	(478,764)	(653,449)
Provision for income taxes	1,284	685	1,139
Net loss	$(436,373)	$(479,449)	$(654,588)
Net loss per share, basic and diluted	$(3.56)	$(4.28)	$(6.41)
Weighted-average shares used in computing net loss per share, basic and diluted	122,745	111,988	102,178
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023	2022

Net loss	$(436,373)	$(479,449)	$(654,588)
Other comprehensive income (loss), net of tax impact:
Unrealized gain (loss) on available-for-sale securities	244	16,758	(13,158)
Foreign currency translation adjustments	(1,770)	(911)	(1,600)
Other comprehensive (loss) income	(1,526)	15,847	(14,758)
Comprehensive loss	$(437,899)	$(463,602)	$(669,346)
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of January 1, 2022	101,767,446	$1	$1,657,593	$(4,764)	$(1,007,825)	$645,005
Issuance of common stock upon exercise of stock options	228,311	—	2,625	—	—	2,625
Vesting of restricted stock units	315,673	—	—	—	—	—
Vesting of common stock exercised early	—	—	8	—	—	8
Issuance of common stock under employee stock purchase plan	307,953	—	9,316	—	—	9,316
Employee taxes paid related to settlement of restricted stock units	—	—	(7,878)	—	—	(7,878)
Stock-based compensation	—	—	94,685	—	—	94,685
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	(14,235)	—	—	(14,235)
Other comprehensive loss	—	—	—	(14,758)	—	(14,758)
Net loss	—	—	—	—	(654,588)	(654,588)
Balance as of December 31, 2022	102,619,383	1	1,742,114	(19,522)	(1,662,413)	60,180
Issuance of common stock upon follow-on offering, net of offering costs of $21,131	14,375,000	—	381,369	—	—	381,369
Issuance of common stock upon registered direct offering	3,387,446	—	90,616	—	—	90,616
Issuance of common stock upon exercise of stock options	51,124	—	405	—	—	405
Vesting of restricted stock units	732,038	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	464,870	—	10,154	—	—	10,154
Employee taxes paid related to settlement of restricted stock units	—	—	(11,197)	—	—	(11,197)
Stock-based compensation	—	—	90,759	—	—	90,759
Other comprehensive income	—	—	—	15,847	—	15,847
Net loss	—	—	—	—	(479,449)	(479,449)
Balance as of December 31, 2023	121,629,861	1	2,304,220	(3,675)	(2,141,862)	158,684
Issuance of common stock upon exercise of stock options	609,495	—	3,119	—	—	3,119
Vesting of restricted stock units	1,176,892	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	577,758	—	11,719	—	—	11,719
Employee taxes paid related to settlement of restricted stock units	—	—	(15,681)	—	—	(15,681)
Stock-based compensation	—	—	140,411	—	—	140,411
Other comprehensive loss	—	—	—	(1,526)	—	(1,526)
Net loss	—	—	—	—	(436,373)	(436,373)
Balance as of December 31, 2024	123,994,006	$1	$2,443,788	$(5,201)	$(2,578,235)	$(139,647)

The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022

OPERATING ACTIVITIES:
Net loss	$(436,373)	$(479,449)	$(654,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,387	42,881	35,962
Operating lease costs	31,133	29,699	28,585
Contingent consideration	1,010	110	4,305
Stock-based compensation	140,411	90,759	94,685
Amortization of debt issuance costs	2,581	2,575	2,569
Amortization of (discount) premium on marketable debt securities	(6,774)	(13,552)	4,595
Unrealized and realized losses (gains) on marketable equity securities	44,401	(79,710)	7,793
Impairment of non-marketable equity securities and other related assets	—	29,054	5,261
Fair value adjustments of noncontrolling interest liability	—	—	99,785
Other	2,228	(1,182)	21
Changes in operating assets and liabilities:
Accounts receivable, net	(21,389)	8,378	375
Inventory, net	(9,135)	(10,350)	(20,926)
Prepaid expenses and other current assets, net	(7,691)	(4,332)	20,444
Other assets, net	(2,375)	1,298	11,698
Accounts payable and accrued liabilities	(2,820)	5,191	60,328
Other legal liabilities	—	83,400	—
Operating lease liabilities	(36,115)	(31,478)	(20,228)
Deferred revenue	18,663	1,733	9,873
Net cash used in operating activities	(239,858)	(324,975)	(309,463)
INVESTING ACTIVITIES:
Purchases of marketable debt securities	(307,323)	(629,902)	(303,757)
Maturities of marketable debt securities	35,000	1,494,700	555,000
Sales of marketable equity securities and other related assets	53,600	1,531	—
Purchases of non-marketable equity securities and other related assets	(7,500)	(5,593)	(23,966)
Purchases of property and equipment	(35,085)	(20,486)	(77,461)
Net cash (used in) provided by investing activities	(261,308)	840,250	149,816
FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	11,719	10,154	9,316
Proceeds from issuance of common stock upon exercise of stock options	3,119	405	2,625
Employee taxes paid related to settlement of restricted stock units	(15,681)	(11,197)	(7,878)
Proceeds from equity offerings	—	493,116	—
Payment of equity offering costs	—	(21,131)	—
Joint Venture Acquisition	—	—	(177,785)
Tender offer issued in connection with the Joint Venture Acquisition and acquisition related costs	—	—	(14,235)
Other	(153)	6,028	(1,136)
Net cash (used in) provided by financing activities	(996)	477,375	(189,093)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,770)	(911)	(1,600)
Net (decrease) increase in cash, cash equivalents and restricted cash	(503,932)	991,739	(350,340)
Cash, cash equivalents and restricted cash – Beginning of period	1,133,687	141,948	492,288
Cash, cash equivalents and restricted cash – End of period	$629,755	$1,133,687	$141,948
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,007	$1,969	$1,331
Supplemental Disclosures of Noncash Investing and Financing Activities:
Operating lease liabilities arising from obtaining right-of-use assets	$7,899	$5,015	$4,073
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,809	$5,279	$8,291
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$525,540	$1,133,537	$141,647
Restricted cash – included in restricted cash	104,215	150	—
Restricted cash – included in other assets, net	—	—	301
Total cash, cash equivalents and restricted cash	$629,755	$1,133,687	$141,948
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying consolidated financial statements include the accounts of Guardant Health, Inc., its consolidated Joint Venture (see Note 3, Joint Venture), and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company adjusted the accompanying consolidated balance sheet as of December 31, 2023 to separately present accounts payable and accrued expenses, inclusive of accrued compensation. In addition, certain other reclassifications of prior period amounts were made to conform with the current period presentation. The Company determined the adjustment is immaterial based on consideration of quantitative and qualitative factors.
The Company believes that its existing cash, cash equivalents, and marketable debt securities as of December 31, 2024 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities at the time of purchase of three months or less. Cash equivalents include bank demand deposits and money market accounts that invest primarily in U.S. government-backed securities and treasuries. Cash equivalents are carried at cost, which approximates their fair value.
As of December 31, 2024, the Company had restricted cash balance of $104.2 million, of which $103.6 million was related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 9 Commitments and Contingencies - Legal Proceedings to the Company's consolidated financial statements. As of December 31, 2023, the Company's restricted cash balance was immaterial.
Marketable Debt Securities
Marketable debt securities consist primarily of high-grade U.S. government and agency securities and corporate bonds. Marketable debt securities with original maturities at the time of purchase between three and twelve months from balance sheet dates are classified as short-term marketable debt securities and those with maturities over twelve months from balance sheet dates are classified as long-term marketable debt securities. The Company classifies all marketable debt securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive gain (loss) in stockholders’ equity (deficit). Any premium or discount arising at purchase is amortized or accreted to interest income or expense.
The Company periodically evaluates its available-for-sale marketable debt securities for impairment. When the fair value of a marketable debt security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income (expense), net on the consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive gain (loss) in stockholders’ equity (deficit).
Non-Marketable Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or

VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity and other related investments totaled $16.1 million and $8.6 million as of December 31, 2024, and 2023, respectively, and are included in other assets, net on the accompanying consolidated balance sheets.
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
Concentration of Risk
The Company is subject to credit risk from its portfolio of cash equivalents, restricted cash and investments in marketable debt securities. The Company limits its exposure to credit losses by investing in money market funds through a U.S. bank with high credit ratings. The Company’s cash may consist of deposits held with banks that may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure.
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

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023

Customer A	*	*	*	14%	12%
Customer B	29%	31%	30%	12%	12%
Customer C	*	*	*	11%	10%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables, and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from biopharmaceutical customers related to development services and other revenues that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of December 31, 2024 and 2023, the Company had unbilled receivables of $3.4 million and $4.9 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the years ended December 31, 2024, 2023 and 2022.
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
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of December 31, 2024, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 6—12 years.
Impairment for Long-Lived Assets
The Company evaluates its long-lived assets, including property and equipment, finite-lived intangible assets, and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company had immaterial amount of impairment for long-lived assets for the years ended December 31, 2024, 2023 and 2022.
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
Revenue Recognition
The Company derives revenue from the provision of precision oncology testing services, as well as from development services and other. Precision oncology testing revenue includes amounts derived from the delivery of the Company's precision oncology tests, including those tests delivered by labs operated by our strategic partners. Development services include companion diagnostic development and regulatory approval, clinical study setup, monitoring and maintenance, testing development and support, GuardantConnect and GuardantINFORM. Other revenue includes amounts derived from licensing the Company's technologies, kit fulfillment, and delivery of the Company's Shield screening tests. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.

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
Precision oncology testing
The Company recognizes revenue from the sale of its precision oncology tests for clinical customers, including certain hospitals, cancer centers, other institutions and patients, at the time results of the test are reported to physicians. Most precision oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its test to a clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of cumulative future revenue reversal.
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
The Company collaborates with biopharmaceutical companies in the development of new drugs. As part of these collaborations, the Company provides services related to regulatory filings to support companion diagnostic device submissions for the Company’s testing panels. Under these collaborations, the Company generates revenue from achievement of milestones, as well as provision of on-going support. For the companion diagnostic development and regulatory approval services performed, the Company is compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and other developmental milestone payments. The transaction price of these contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, the Company considers its historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than the Company. The constraint for variable consideration is applied to the contract price such that it is probable a significant cumulative reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is assessed and updated at each reporting period as a revision to the estimated transaction price.

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
For the years ended December 31, 2024, 2023 and 2022, the Company recorded $35.3 million, $14.2 million and $8.8 million, respectively, as revenue related to performance obligations satisfied in prior periods.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company’s performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of December 31, 2024 and 2023, the Company's deferred revenue balance was $41.6 million and $22.9 million, respectively, of which $6.1 million and $5.0 million was considered long-term and recorded within other long-term liabilities on the accompanying consolidated balance sheets. Revenue recognized in the year ended December 31, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $14.5 million, and revenue recognized in the year ended December 31, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $13.9 million, respectively.
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
Cost of Development Services and Other
Cost of development services and other primarily includes costs incurred for the performance of development services requested by the Company’s biopharmaceutical customers, and costs associated with the Company's partnership agreements and delivery of the Company's Shield screening tests. For development of new products, costs incurred before technological feasibility has been achieved are reported as research and development expenses, while costs incurred thereafter are reported as cost of development services and other.
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
Advertising
The Company expenses advertising costs as incurred. For the years ended December 31, 2024, 2023 and 2022, the Company's advertising costs were not material to the consolidated financial statements.
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
For market-based restricted stock units, or MSUs, the Company derived the grant date fair value and requisite service period using the Monte Carlo simulation model and the related compensation expense was recognized over the derived service period using an accelerated attribution model commencing on the grant date. Stock-based compensation expense was recorded regardless of whether the market conditions were achieved or not. The MSUs were fully expensed as of June 30, 2022.
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
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for the annual reporting periods beginning the year ended December 31, 2024, and will be effective for interim reporting periods beginning January 1, 2025, and should be applied retrospectively. The Company adopted this pronouncement retrospectively in the fiscal year of 2024 and provided required disclosures in Note 15 Segment and Geographic Information to the consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
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

4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	As of December 31,
	2024	2023

	(in thousands)
Machinery and equipment	$124,567	$118,117
Leasehold improvements	103,569	102,298
Computer hardware	36,497	34,417
Construction in progress	28,136	7,508
Furniture and fixtures	7,874	7,999
Computer software	1,695	2,065
Property and equipment, gross	302,338	272,404
Less: accumulated depreciation	(165,525)	(127,308)
Property and equipment, net	$136,813	$145,096
Depreciation expense related to property and equipment was $40.1 million, $40.0 million and $33.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2024	2023

	(in thousands)
Operating lease liabilities	$29,213	$27,950
Other	39,132	35,525
Total accrued expenses	$68,345	$63,475
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$57,151	$57,151	$—	$—
Income deposit funds	103,581	—	103,581	—
U.S. government debt securities	429,294	—	429,294	—
Total cash equivalents and restricted cash	590,026	57,151	532,875	—

U.S. government debt securities	314,438	—	314,438	—
Total short-term marketable debt securities	314,438	—	314,438	—

Total	$904,464	$57,151	$847,313	$—

Financial Liabilities:
Contingent consideration	$6,050	$—	$—	$6,050
Total	$6,050	$—	$—	$6,050

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$1,032,500	$1,032,500	$—	$—
Total cash equivalents	1,032,500	1,032,500	—	—

U.S. government debt securities	35,097	—	35,097	—
Total short-term marketable debt securities	35,097	—	35,097	—

Long-term marketable equity securities	98,002	98,002	—	—
Total	$1,165,599	$1,130,502	$35,097	$—

Financial Liabilities:
Contingent consideration	$6,540	$—	$—	$6,540
Total	$6,540	$—	$—	$6,540
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
In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company was subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. In November 2023, Lunit issued bonus shares to its existing shareholders by allocating one new share for each existing share, and the Company was subject to the same lock-up period with the same restrictions for these bonus shares which expired in July 2024. In 2024, the Company sold all of its investment in Lunit. As of December 31, 2023, the balance of the Company's investment in Lunit was $98.0 million, included in other assets, net, on the accompanying consolidated balance sheets. In addition, the Company recorded $79.7 million unrealized gains and $7.8 million unrealized losses for the years ended December 31, 2023 and 2022, on its investment in Lunit, respectively, included in other income (expense), net on the accompanying consolidated statements of operations.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense in the consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of December 31, 2024 and 2023, the Company's acquisition-related contingent consideration liability was $6.1 million and $6.5 million, respectively, of which $2.1 million and $5.0 million was considered long-term and recorded within other long-term liabilities on the accompanying consolidated balance sheets.
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
The following tables summarize the activities for the Level 3 financial instruments for the years ended December 31, 2024, 2023 and 2022:

	Contingent Consideration
	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Fair value — beginning of period	$6,540	$6,430	$3,625
Increase in fair value	1,010	110	4,305
Settlement	(1,500)	—	(1,500)
Fair value — end of period	$6,050	$6,540	$6,430

	Noncontrolling Interest Liability
	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Fair value — beginning of period	$—	$—	$78,000
Increase in fair value	—	—	99,785
Settlement	—	—	(177,785)
Fair value — end of period	$—	$—	$—
The Company considers the fair value of the Convertible Notes as of December 31, 2024 to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the Convertible Notes.

The following tables summarize the Company’s cash equivalents, restricted cash and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$57,151	$—	$—	$57,151
Income deposit funds	103,581	—	—	103,581
U.S. government debt securities	743,500	232	—	743,732
Total	$904,232	$232	$—	$904,464

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$1,032,500	$—	$—	$1,032,500
U.S. government debt securities	35,108	—	(11)	35,097
Total	$1,067,608	$—	$(11)	$1,067,597
None of the Company’s marketable debt securities had been in a continuous unrealized loss position for more than one year as of December 31, 2024 and 2023, respectively.
There have been no material realized gains or losses on marketable debt securities for the periods presented. In addition, there has been no recognition of credit losses on marketable debt securities for the periods presented.
6. Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of December 31, 2024 and 2023:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(5,795)	$6,091	5.8
Non-compete agreements and other covenant rights	5,100	(4,431)	669	1.1
Acquired technology	1,600	(1,600)	—	0.0
Total intangible assets subject to amortization	18,586	(11,826)	6,760
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(11,826)	$10,050

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(4,686)	$7,200	6.8
Non-compete agreements and other covenant rights	5,100	(3,588)	1,512	1.9
Acquired technology	1,600	(1,333)	267	0.3
Total intangible assets subject to amortization	18,586	(9,607)	8,979
Intangible assets not subject to amortization:
Goodwill	3,290	—	3,290
Total purchased intangible assets	$21,876	$(9,607)	$12,269
Amortization of finite-lived intangible assets was $2.2 million, $2.7 million and $2.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(in thousands)
2025	$1,670
2026	1,212
2027	1,107
2028	1,109
2029	765
2030 and thereafter	897
Total	$6,760
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
Since the 2027 Notes were not convertible as of December 31, 2024, the net carrying amount of the 2027 Notes was classified as a long-term liability.
In February 2025, the Company entered into privately negotiated exchange agreements with certain holders of its 2027 Notes. See Note 17, Subsequent Events, for additional information related to this transaction.
The following table sets forth the net carrying amounts of the 2027 Notes as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(in thousands)
Principal	$1,150,000	$1,150,000
Less: debt issuance costs, net of amortization	(7,453)	(10,034)
Net carrying amount	$1,142,547	$1,139,966
The total estimated fair value of the 2027 Notes was $964.9 million and $809.3 million as of December 31, 2024 and 2023, respectively. The fair value was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.

The following table sets forth interest expense recognized and effective interest rate represented related to the 2027 Notes:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Amortization of debt issuance costs	$2,581	$2,575	$2,569
Total interest expense recognized	$2,581	$2,575	$2,569

Effective interest rate	0.2%	0.2%	0.2%
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
8. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.2 to 8.5 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
Operating lease expense for the years ended December 31, 2024, 2023 and 2022, was $31.1 million, $29.7 million and $28.6 million, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	As of December 31,
	2024	2023

Weighted-average remaining lease term (in years)	7.5	8.3
Weighted-average discount rate	3.82%	3.87%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2024:

Year Ending December 31,
(in thousands)
2025	$35,709
2026	30,193
2027	26,156
2028	24,300
2029	22,946
2030 and thereafter	80,834
Total operating lease payments	220,138
Less: imputed interest	(26,633)
Total operating lease liabilities	$193,505
Finance leases are not material to the Company's consolidated financial statements.
9. Commitments and Contingencies
Indemnification Agreements
The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of December 31, 2024.
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
On November 14, 2023, a jury verdict was entered in favor of TwinStrand Biosciences and the University of Washington and against the Company. The jury found that the Company willfully infringed U.S. Patent Nos. 10,287,631 and 10,760,127, and awarded TwinStrand Biosciences and the University of Washington $83.4 million in damages, representing a 6% royalty on past sales. As a result, the Company recorded a liability of $83.4 million in the fourth quarter of 2023, which was reflected as a charge to other operating expense on its consolidated statements of operations, and as a component of other long-term liabilities on its consolidated balance sheets. Post-trial motions were filed on March 4, 2024, where the Company moved to overturn the jury’s verdict, seek a new trial, and/or amend the judgment, and TwinStrand Biosciences moved for enhanced damages based on the jury’s finding of willful infringement, pre- and post-judgment interest, and a go-forward running royalty. A hearing date has not yet been set on the post-trial motions. The Company strongly disagrees with the jury verdict and will vigorously contest the verdict and judgment through post-trial motions in the District Court, and if needed, through appeal to the U.S. Court of Appeals for the Federal Circuit.
On June 11, 2024, the Company filed a patent infringement suit against Tempus AI, Inc. or Tempus, in the United States District Court for the District of Delaware alleging that Tempus infringes U.S. Patent Nos. 11,149,306; 9,902,992; 10,501,810; 10,793,916; and 11,643,693. The Company is seeking an injunction to stop Tempus’ infringement and compensatory damages. The case Guardant Health, Inc. v. Tempus AI, Inc., Case No. 1:24-cv-00687, has been assigned to Judge Richard Andrews and does not yet have a scheduling order. On October 21, 2024, Tempus moved to dismiss the Company’s suit alleging that some of the asserted patents were invalid. The Company disagrees and will be responding accordingly.
False Advertising Disputes
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company's motion to dismiss.
On November 25, 2024, after a three-week trial before Judge Edward M. Chen, the jury unanimously found in favor of the Company on all of its claims against Natera for false advertising and unfair competition. The jury awarded the Company $292.5 million, including $175.5 million in punitive damages. The jury also unanimously rejected all of Natera’s counterclaims against the Company. Both parties have filed post-trial briefing, which will be considered by Judge Chen at a hearing scheduled for March 2025.
On January 13, 2025, Tempus sent the Company a letter alleging that the Company made certain false or misleading statements in its advertising related to Guardant360 and Tempus’ xF+ assay. The Company strongly disagrees with Tempus’ allegations and responded to each allegation. On January 17, 2025, the Company filed a declaratory judgment action against Tempus in the United States District Court for the District of Delaware, seeking to show that Tempus’ allegations are without merit.
10. Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of December 31, 2024 and 2023, no dividends on the Company’s common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	As of December 31,
	2024	2023
Shares underlying outstanding stock options	4,631,750	4,012,903
Shares underlying unvested restricted stock units	7,020,251	4,346,785
Shares underlying unvested market-based restricted stock units	—	2,260,764
Shares underlying unvested performance-based restricted stock units	1,290,684	412,490
Shares available for issuance under the 2018 Incentive Award Plan	8,079,498	7,053,406
Shares available for issuance under the 2018 Employee Stock Purchase Plan	2,208,577	1,679,635
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	3,916,766	4,949,988
Total	27,147,526	24,715,971
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
At-The-Market Offering Program
In August 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. During the year ended December 31, 2024, no shares of the Company's common stock were sold under the Sales Agreement.
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
Stock Option Activity

A summary of the Company’s stock option activity under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of January 1, 2022	5,231,624	2,624,974	$29.17	6.5	$193,014
2018 Plan annual increase(1)	3,689,000	—
Granted	(1,051,466)	1,051,466	44.86
Granted in connection with the Joint Venture Acquisition	(15,128)	15,128	4.90
Exercised	—	(228,311)	6.29
Canceled	56,391	(60,683)	90.84
Restricted stock units granted	(2,995,533)	—
Restricted stock units canceled	490,525	—
Performance-based restricted stock units granted	(26,935)	—
Performance-based restricted stock units canceled	59,818	—
Balance as of December 31, 2022	5,438,296	3,402,574	34.34	6.8	39,749
2018 Plan annual increase(1)	3,689,000	—
Shares authorized under the 2023 Plan	5,000,000	—
Granted	(1,000,760)	1,000,760	30.80
Exercised	—	(51,124)	7.93
Canceled	338,570	(339,307)	58.45
Restricted stock units granted	(2,436,947)	—
Restricted stock units canceled	1,049,447	—
Performance-based restricted stock units granted	(126,041)	—
Performance-based restricted stock units canceled	51,829	—
Balance as of December 31, 2023	12,003,394	4,012,903	31.76	6.6	39,115
2018 Plan annual increase(1)	3,689,000	—
Granted	(1,440,273)	1,440,273	27.07
Exercised	—	(609,495)	5.12
Canceled	211,931	(211,931)	49.71
Restricted stock units granted	(5,004,910)	—
Restricted stock units canceled	1,164,260	—
Market-based restricted stock units canceled	2,260,764	—
Performance-based restricted stock units granted	(913,829)	—
Performance-based restricted stock units adjusted for performance achievement	(48,234)	—
Performance-based restricted stock units canceled	74,161	—
Balance as of December 31, 2024	11,996,264	4,631,750	$32.98	7.1	$35,980
Vested and Exercisable as of December 31, 2024		2,429,278	$33.88	5.3	$30,205

(1)Effective as of January 1, 2022, 2023 and 2024, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of the automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $9.4 million, $1.0 million and $12.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The weighted-average grant date fair value of options granted was $17.20, $19.90 and $28.61 per share for the years ended December 31, 2024, 2023 and 2022, respectively.
Future stock-based compensation for unvested options as of December 31, 2024 was $40.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units under the 2012 Plan, the 2018 Plan and the 2023 Plan, and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2022	1,498,553	$109.72
Granted	2,902,217	45.04
Granted in connection with the Joint Venture Acquisition	93,316	38.24
Vested and released	(315,673)	96.36
Canceled	(490,525)	90.52
Balance as of December 31, 2022	3,687,888	60.70
Granted	2,436,947	26.62
Vested and released	(728,603)	60.07
Canceled	(1,049,447)	56.85
Balance as of December 31, 2023	4,346,785	42.63
Granted	5,004,910	25.94
Vested and released	(1,167,184)	46.36
Canceled	(1,164,260)	42.61
Balance as of December 31, 2024	7,020,251	$30.11
Future stock-based compensation for unvested restricted stock units as of December 31, 2024 was $181.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
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
In November 2020 and May 2021, and as part of these PSU programs, the Company granted PSUs consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met with a grant date fair value of $113.40 per share and $148.19 per share, respectively. Before 2024, no compensation expense for these PSUs had been recorded since the achievement of the performance metrics did not meet the criteria for accrual. In 2024, the performance metrics of these PSUs were considered to be achieved; as such the Company recorded $24.8 million in stock-based compensation expense related to these PSUs, based on 219,161 shares granted with fair values of $113.40 per share and $148.19 per share.

A summary of the Company’s PSU activity under the 2018 Plan and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2022	374,596	$116.58
Granted	26,935	37.50
Canceled	(59,818)	114.94
Balance as of December 31, 2022	341,713	110.64
Granted	126,041	32.84
Vested and released	(3,435)	32.86
Canceled	(51,829)	80.91
Balance as of December 31, 2023	412,490	91.25
Granted	913,829	18.73
Vested and released	(9,708)	94.73
Adjusted for performance achievement	48,234	32.84
Canceled	(74,161)	102.14
Balance as of December 31, 2024	1,290,684	$37.07
Stock-based compensation recorded for the PSUs for the years ended December 31, 2024, 2023 and 2022 was $33.3 million, $2.6 million and $1.3 million, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of December 31, 2024 was $16.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.
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
All three tranches of the MSUs were fully expensed as of June 30, 2022. Stock-based compensation for the MSUs for the year ended December 31, 2022 was $16.1 million, which was recorded in general and administrative expenses on the accompanying consolidated statement of operations.
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
A summary of the Joint Venture's stock option activity under the AMEA 2020 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of January 1, 2022	340,928	3,652,219	$0.58	8.8	$—
Exercised	—	(2,051,645)	0.58
Canceled	82,407	(82,407)	0.58
Canceled in connection with the Joint Venture Acquisition	(423,335)	(1,518,167)	0.58
Balance as of December 31, 2022	—	—	$—	0.0	$—
Stock‑Based Compensation Expense
The following table presents the effect of employee and non‑employee related stock‑based compensation expense including the Joint Venture:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of precision oncology testing	$5,315	$4,614	$5,498
Cost of development services and other	4,050	1,851	—
Research and development expense	50,566	34,682	26,630
Sales and marketing expense	36,479	24,764	25,442
General and administrative expense	44,001	24,848	37,115
Total stock-based compensation expense	$140,411	$90,759	$94,685
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2024	2023	2022

Expected term (in years)	5.50 – 6.09	5.50 – 6.10	5.50 – 6.10
Expected volatility	67.4% – 69.4%	69.3% – 70.5%	63.3% – 67.6%
Risk-free interest rate	3.8% – 4.5%	3.4% – 4.5%	1.9% – 4.4%
Expected dividend yield	—%	—%	—%

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
Shares of common stock purchased under the ESPP were 577,758, 464,870 and 307,953, for the years ended December 31, 2024, 2023 and 2022, respectively. The total compensation expense related to the ESPP was $4.7 million, $5.1 million and $4.6 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
The grant date fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The following assumptions used in the valuation were substantially consistent with the assumptions used to value stock options with the exception of the expected term which was based on the term of each purchase period:

	Year Ended December 31,
	2024	2023	2022

Expected term (in years)	0.50	0.50	0.50
Expected volatility	62.7% – 64.2%	51.5% – 76.6%	81.8% – 92.0%
Risk-free interest rate	4.4% – 5.4%	5.2% – 5.4%	1.5% – 4.5%
Expected dividend yield	—%	—%	—%
As of December 31, 2024, the unrecognized stock-based compensation expense related to the ESPP was $2.5 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
12. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except per share data)
Net loss, basic and diluted	$(436,373)	$(479,449)	$(654,588)
Net loss per share, basic and diluted	$(3.56)	$(4.28)	$(6.41)
Weighted-average shares used in computing net loss per share, basic and diluted	122,745	111,988	102,178
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

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Stock options	3,990	3,566	2,799
Restricted stock units	5,199	3,474	2,342
MSUs	484	2,261	2,261
PSUs	1,125	389	354
ESPP obligation	209	176	105
Convertible senior notes	8,225	8,225	8,225
Total	19,232	18,091	16,086

13. Income Taxes
The components of (loss) income before provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
United States	$(437,179)	$(481,405)	$(659,757)
Foreign	2,090	2,641	6,308
Total	$(435,089)	$(478,764)	$(653,449)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Current:
State	$126	$35	$127
Foreign	871	1,191	1,248
Total current tax expense	997	1,226	1,375
Deferred:
Federal	—	—	18
State	—	—	3
Foreign	287	(541)	(257)
Total deferred tax expense	287	(541)	(236)
Total provision for income taxes	$1,284	$685	$1,139
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating losses carryforwards	$422,990	$344,314
Capitalized research and development costs	118,340	122,162
Property, equipment and intangible assets	14,429	12,161
Accruals and reserves	42,043	40,172
Research and development credits	71,330	62,533
Stock-based compensation	12,923	18,278
Lease liabilities	49,538	54,564
Other	2,379	73
Total deferred tax assets	733,972	654,257
Deferred tax liabilities:
Right-of-use asset	(36,426)	(40,213)
Equity security investments	—	(9,044)
Other	(313)	(206)
Total deferred tax liabilities	(36,739)	(49,463)
Less: valuation allowance	(696,473)	(603,747)
Net deferred tax assets	$760	$1,047

The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company’s income tax expense for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Taxes at the statutory federal rate	$(91,369)	$(100,553)	$(137,276)
Change in valuation allowance	92,726	114,707	175,916
Stock-based compensation	12,012	8,077	7,905
Research and development credits	(11,000)	(14,549)	(15,738)
State taxes, net of federal benefits	(15,918)	(19,117)	(28,522)
Prior period true-up	7,962	8,212	—
Other	6,871	3,908	(1,146)
Total provision for income taxes	$1,284	$685	$1,139
The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the years ended December 31, 2024, 2023 and 2022, primarily due to the change in valuation allowance, state income taxes net of federal benefits, withholding taxes, research and development tax credits, and stock-based compensation expenses.
As of December 31, 2024 and 2023, the Company had net operating loss carryforwards of $1.6 billion and $1.4 billion for federal purposes, and $1.4 billion and $1.0 billion for state and local purposes, respectively, which may be subject to limitations as described below. If not utilized, these carryforwards will begin to expire in 2031 for federal purposes, and 2025 for state and local purposes. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. Some but not all states conform to the federal treatment of net operating losses.
As of December 31, 2024, the Company had federal and state research and development tax credit carryforwards of $47.9 million, net of reserve of $25.8 million, and $29.7 million, net of reserve of $16.0 million, respectively. As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $41.9 million, net of reserve of $22.6 million, and $26.1 million, net of reserve of $14.0 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2032. The Company’s state research and development tax credit carryforwards do not expire.
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
Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of U.S. operating losses, the Company believes that the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The net change in total valuation allowance was an increase of $92.7 million, an increase of $114.7 million and an increase of $175.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a provision for deferred U.S. federal and state income tax expense and foreign withholding taxes on approximately $3.7 million of undistributed earnings of foreign subsidiaries indefinitely reinvested outside the United States. If the foreign earnings are repatriated, the income tax provision would be adjusted in the period the earnings are determined to be no longer indefinitely reinvested outside the United States.
The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income, or GILTI, taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

Uncertain Tax Positions
The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of $42.1 million and $36.9 million as of December 31, 2024 and 2023, respectively, which, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Unrecognized tax benefits - Beginning of period	$36,946	$29,634	$20,100
Increases related to current year’s tax positions	6,414	8,465	9,233
(Decreases) increases related to prior years’ tax positions	(1,274)	(1,153)	301
Unrecognized tax benefits - End of period	$42,086	$36,946	$29,634
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.
14. Employee Benefit Plan
The Company sponsors a defined contribution plan, or a 401(k) plan, and pursuant to its terms, eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2024, 2023 and 2022, the Company contributed $7.9 million, $7.1 million and $6.7 million, respectively, to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.
15. Segment and Geographic Information
The Company operates as one operating segment, and the Company's chief operating decision makers, or the CODMs, are its Co-Chief Executive Officers. The CODMs review segment financial information presented on a consolidated basis, including revenue, gross profit, operating expenses, net loss and adjusted EBITDA, and considers budget-to-actual variances for the purposes of making operating decisions, assessing financial performance and allocating resources. The CODMs do not evaluate operating segment performance using asset information.

The following table presents a summary of the Company's segment information:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue	$739,016	$563,948	$449,538
Less:
Cost of precision oncology testing (1)	254,551	200,202	141,691
Cost of development services and other (1)	24,886	18,863	8,126
Research and development expense (1)	295,866	329,826	341,650
Sales and marketing expense (1)	328,064	270,132	273,961
General and administrative expense (1)	133,352	129,247	121,023
Other segment items (2)	138,670	95,127	217,675
Net loss	$(436,373)	$(479,449)	$(654,588)
(1)Excludes stock-based compensation and related employer payroll tax payments, contingent consideration, and amortization of intangible assets.
(2)Includes stock-based compensation and related employer payroll tax payments, contingent consideration, amortization of intangible assets, interest income and expense, provision for income taxes, and other income and expense.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
United States	$697,162	$526,524	$420,618
International	41,854	37,424	28,920
Total revenue	$739,016	$563,948	$449,538
As of December 31, 2024 and 2023, 99% and 98%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.
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
17. Subsequent Events
In February 2025, the Company entered into privately negotiated exchange agreements with certain holders of its 2027 Notes, pursuant to which the Company issued $600.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2031, or the New Notes, in exchange for the retirement of $659.3 million aggregate principal amount of the 2027 Notes, or the Transaction. The Company will settle conversions of the New Notes by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate of the New Notes is 16.0716 shares of common stock per $1,000 principal amount of the New Notes, which represents an initial conversion price of approximately $62.22 per share of common stock, which reflects a conversion premium of approximately 35% to the last reported sale price of the Company’s common stock on February 6, 2025. The conversion rate and conversion price is subject to customary adjustments upon the occurrence of certain events. Following the closing of the Transaction, $490.7 million in aggregate principal amount of the 2027 Notes remain outstanding with terms unchanged.
In connection with the Transaction, in February 2025, the Company repurchased $45.0 million of shares of its common stock from certain participants in the Transaction through a financial intermediary at a price of $46.09 per share, which was the last reported sale price of its common stock on February 6, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-chief executive officers, or Co-CEOs, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Co-CEOs and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Co-CEOs and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by an independent registered public accounting firm, as stated in their report included in this section of this Annual Report on Form 10-K.
Changes in internal control
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Guardant Health, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Jose, California
February 20, 2025
Item 9B. Other Information
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
AmirAli Talasaz, Co-Chief Executive Officer and Director(2)	Adoption	12/17/2024	5/1/2025 - 4/30/2026	Y	540,000
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)The plan was adopted by a trust as to which Mr. Talasaz has voting and dispositive power over the shares held by the trust.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2025 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
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
(3)    Exhibits required by Item 601 of Regulation S-K
The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
4.1	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38683	4.1	3/2/2020
4.2	Indenture, dated as of November 19, 2020, between Guardant Health, Inc. and U.S. Bank National Association, as trustee	8-K	001-38683	4.1	11/20/2020
10.1#	Amended and Restated 2012 Stock Plan	S-1	333-227206	10.3	9/6/2018
10.1(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2012 Stock Plan	S-1	333-227206	10.4	9/6/2018
10.2#	2018 Incentive Award Plan	S-8	333-227762	99.2(a)	10/10/2018
10.2(a)#	Form of Stock Option Agreement under the 2018 Incentive Award Plan	10-Q	001-38683	10.2	8/7/2024
10.2(b)#	Form of Restricted Stock Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(b)	9/21/2018
10.2(c)#	Form of Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	10-Q	001-38683	10.3	8/7/2024
10.2(d)#	Forms of Performance-Based Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	10-Q	001-38683	10.4	8/7/2024
10.3#	2018 Employee Stock Purchase Plan	S-8	333-227762	99.3	10/10/2018
10.3(a)#	First Amendment to 2018 Employee Stock Purchase Plan	10-K	001-38683	10.4(a)	3/29/2019
10.4#	Amended and Restated Executive Severance Plan	10-Q	001-38683	10.1	8/7/2024
10.5#	Non-Employee Director Compensation Program, effective as of June 12, 2020	10-Q	001-38683	10.1	8/6/2020
10.6	Form of Indemnification Agreement between Guardant Health, Inc. and its directors and officers	S-1/A	333-227206	10.8	9/18/2018
10.7	Lease, dated November 1, 2014, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2	9/6/2018
10.8	First Amendment to Lease, dated October 17, 2017, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2(a)	9/6/2018
10.9	Sublease Agreement, dated July 31, 2020, by and between Guardant Health, Inc. and 3000 Hanover, LLC	10-Q	001-38683	10.1	11/5/2020
10.10§	Supply Agreement, dated September 15, 2014, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7	9/6/2018
10.11§	Amendment to Supply Agreement, dated August 11, 2015, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(a)	9/6/2018
10.12§	Amendment #2 to Supply Agreement, dated December 24, 2016, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(b)	9/6/2018
10.13§	Amendment #3 to Supply Agreement, dated August 14, 2017, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(c)	9/6/2018
10.14§	Amendment #4 to Supply Agreement, dated June 26, 2018, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(d)	9/6/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.15§	Amendment #5 to Supply Agreement, dated January 1, 2021, by and between the Registrant and Illumina, Inc.	10-K	001-38683	10.19	2/25/2021
10.16#	Form of letter agreement relating to certain time-based equity awards held by Helmy Eltoukhy and AmirAli Talasaz	10-K	001-38683	10.19	3/29/2019
10.17#	Form of Waiver Letter Agreement	8-K	001-38683	10.2	5/27/2020
10.18	Form of Capped Call Confirmation	8-K	001-38683	10.1	11/20/2020
10.19#	2023 Employment Inducement Award Plan, as approved on August 2, 2023	10-Q	001-38683	10.1	11/6/2023
10.19(a)#	Form of Stock Option Grant Notice and Restricted Stock Unit Grant Notice under the 2023 Employment Inducement Incentive Award Plan	10-Q	001-38683	10.5	8/7/2024
10.20#	Form of Letter Agreement	8-K	001-38683	10.1	3/22/2024
10.21	Open Market Sales AgreementSM by and between the Registrant and Jefferies LLC dated August 23, 2024	8-K	001-38683	1.1	8/23/2024
10.22	2018 Incentive Award Plan Annual Cash Incentive Program					*
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K)					*
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
						*
31.3	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-38683	97.1	2/22/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					*
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

GUARDANT HEALTH, INC.

Dated:	February 20, 2025	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer and Chairman of the Board

		By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer and Director
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Helmy Eltoukhy	Co-Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 20, 2025
Helmy Eltoukhy

/s/ AmirAli Talasaz	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
AmirAli Talasaz

/s/ Michael Bell	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 20, 2025
Michael Bell

/s/ Ian Clark	Lead Independent Director	February 20, 2025
Ian Clark

/s/ Vijaya Gadde	Director	February 20, 2025
Vijaya Gadde

/s/ Steve Krognes	Director	February 20, 2025
Steve Krognes

/s/ Meghan Joyce	Director	February 20, 2025
Meghan Joyce

/s/ Musa Tariq	Director	February 20, 2025
Musa Tariq

/s/ Myrtle Potter	Director	February 20, 2025
Myrtle Potter

/s/ Manuel Hidalgo Medina	Director	February 20, 2025
Manuel Hidalgo Medina

/s/ Roberto Mignone	Director	February 20, 2025
Roberto Mignone