Form 10-Q
period 2025-03-31
Guardant Health, Inc.
filed 2025-04-30
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

As of April 25, 2025, the registrant had 123,888,045 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management, including about our business, our financial condition, our results of operations, our cash flows, and the industry and environment in which we operate. Statements that include words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.
Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Guardant Health, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$698,572	$525,540
Short-term marketable debt securities	—	314,438
Accounts receivable, net	115,426	110,253
Inventory, net	77,256	71,083
Prepaid expenses and other current assets, net	35,772	33,800
Total current assets	927,026	1,055,114
Restricted cash	105,281	104,215
Property and equipment, net	129,294	136,813
Right-of-use assets, net	140,500	142,265
Intangible assets, net	6,280	6,760
Goodwill	3,290	3,290
Other assets, net	32,555	37,152
Total Assets	$1,344,226	$1,485,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$49,770	$38,551
Accrued compensation	63,678	83,219
Accrued expenses	76,003	68,345
Deferred revenue	36,302	35,468
Total current liabilities	225,753	225,583
Convertible senior notes, net, principal amount of $1,090,660 and $1,150,000 as of March 31, 2025 and December 31, 2024, respectively	1,116,339	1,142,547
Long-term operating lease liabilities	160,378	164,292
Other long-term liabilities	92,545	92,834
Total Liabilities	1,595,015	1,625,256
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized; 124,623,517 and 123,994,006 shares issued as of March 31, 2025 and December 31, 2024; and 123,647,166 and 123,994,006 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 976,351 shares as of March 31, 2025	(45,010)	—
Additional paid-in capital	2,472,272	2,443,788
Accumulated other comprehensive loss	(4,658)	(5,201)
Accumulated deficit	(2,673,394)	(2,578,235)
Total Stockholders’ Deficit	(250,789)	(139,647)
Total Liabilities and Stockholders’ Deficit	$1,344,226	$1,485,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024

Revenue	$203,471	$168,491
Costs and operating expenses:
Cost of revenue	74,723	65,296
Research and development expense	88,521	83,802
Sales and marketing expense	104,316	80,425
General and administrative expense	46,952	38,651
Total costs and operating expenses	314,512	268,174
Loss from operations	(111,041)	(99,683)
Interest income	9,112	14,868
Interest expense	(791)	(645)
Other income (expense), net	7,851	(29,120)
Loss before provision for income taxes	(94,869)	(114,580)
Provision for income taxes	290	405
Net loss	$(95,159)	$(114,985)
Net loss per share, basic and diluted	$(0.77)	$(0.94)
Weighted-average shares used in computing net loss per share, basic and diluted	123,871	121,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024

Net loss	$(95,159)	$(114,985)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(230)	14
Foreign currency translation adjustments	773	(1,138)
Other comprehensive income (loss)	543	(1,124)
Comprehensive loss	$(94,616)	$(116,109)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Treasury Stock

Balance as of January 1, 2025	123,994,006	$1	$—	$2,443,788	$(5,201)	$(2,578,235)	$(139,647)
Issuance of common stock upon exercise of stock options	44,121	—	—	768	—	—	768
Vesting of restricted stock units	585,390	—	—	—	—	—	—
Employee taxes paid related to settlement of restricted stock units	—	—	—	(15,497)	—	—	(15,497)
Stock-based compensation	—	—	—	37,757	—	—	37,757
Repurchase of treasury stock	(976,351)	—	(45,010)	—	—	—	(45,010)
Unwinding of convertible note hedges	—	—	—	5,456	—	—	5,456
Other comprehensive income	—	—	—	—	543	—	543
Net loss	—	—	—	—	—	(95,159)	(95,159)
Balance as of March 31, 2025	123,647,166	$1	$(45,010)	$2,472,272	$(4,658)	$(2,673,394)	$(250,789)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of January 1, 2024	121,629,861	$1	$2,304,220	$(3,675)	$(2,141,862)	$158,684
Issuance of common stock upon exercise of stock options	36,791	—	213	—	—	213
Vesting of restricted stock units	120,645	—	—	—	—	—
Employee taxes paid related to settlement of restricted stock units	—	—	(1,544)	—	—	(1,544)
Stock-based compensation	—	—	27,041	—	—	27,041
Other comprehensive loss	—	—	—	(1,124)	—	(1,124)
Net loss	—	—	—	—	(114,985)	(114,985)
Balance as of March 31, 2024	121,787,297	$1	$2,329,930	$(4,799)	$(2,256,847)	$68,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024

OPERATING ACTIVITIES:
Net loss	$(95,159)	$(114,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,236	10,712
Operating lease costs	7,870	7,619
Gain on extinguishment of convertible notes	(13,672)	—
Stock-based compensation	37,757	27,041
Unrealized losses on marketable equity securities	—	30,054
Impairment of non-marketable equity securities	5,000	—
Interest income received on marketable debt securities	7,677	—
Other	940	1,408
Changes in operating assets and liabilities:
Accounts receivable, net	(6,115)	4,220
Inventory, net	(6,173)	(1,042)
Prepaid expenses and other current assets, net	(3,072)	(5,627)
Other assets, net	697	1,024
Accounts payable and accrued liabilities	(1,537)	13,240
Operating lease liabilities	(9,565)	(8,835)
Deferred revenue	2,427	4,887
Net cash used in operating activities	$(62,689)	$(30,284)
INVESTING ACTIVITIES:
Maturities of marketable debt securities	$307,323	$35,000
Purchases of property and equipment	(4,459)	(6,934)
Net cash provided by investing activities	$302,864	$28,066
FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	$768	$213
Employee taxes paid related to settlement of restricted stock units	(15,497)	(1,544)
Repurchase of treasury stock	(45,010)	—
Payment of debt issuance costs	(12,138)	—
Proceeds from unwinding of convertible note hedges	5,030	—
Other	(3)	257
Net cash used in financing activities	$(66,850)	$(1,074)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	773	(1,138)
Net increase (decrease) in cash, cash equivalents and restricted cash	174,098	(4,430)
Cash, cash equivalents and restricted cash—Beginning of period	629,755	1,133,687
Cash, cash equivalents and restricted cash—End of period	$803,853	$1,129,257
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$698,572	$1,029,027
Restricted cash	105,281	100,230
Total cash, cash equivalents and restricted cash	$803,853	$1,129,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. The Company is transforming patient care by providing critical insights into what drives disease through its advanced blood and tissue tests, and real-world data. The Company's tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and helping doctors select the best treatment for patients with advanced cancer. For patients with advanced stage cancer, the Company offers the Guardant360 LDT test and Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. The Company also offers the Guardant360 Tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging.
The Company also collaborates with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantINFINITY blood test, a next-generation Smart Liquid Biopsy that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development, and the GuardantOMNI blood test for advanced-stage cancer. Using data collected from its tests, the Company has also developed its GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the first quarter of 2025, the Company started to present revenue and cost of revenue in a single line on the accompanying condensed consolidated statement of operations. Accordingly, the Company adjusted its presentation of revenue and cost of revenue for the three months ended March 31, 2024 to conform with the current period presentation. See Revenue Recognition section of Note 2 Summary of Significant Accounting Policies to the Company's condensed consolidated financial statements for additional information related to the disaggregation of revenue.

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
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Restricted Cash
As of March 31, 2025 and December 31, 2024, the Company had restricted cash balance of $105.3 million and $104.2 million, of which $104.6 million and $103.6 million, respectively, were related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 8 Commitments and Contingencies - Legal Proceedings to the Company's condensed consolidated financial statements.
Non-Marketable Equity Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity security investments totaled $11.1 million and $16.1 million as of March 31, 2025, and December 31, 2024, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.
Non-marketable equity securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable equity securities is based on adverse changes in market conditions and the regulatory or economic environment; qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, the Company recorded an impairment of $5.0 million for one of its non-marketable equity security investments for the three months ended March 31, 2025, included in other income (expense), net on the accompanying condensed consolidated statements of operations. In addition, the Company recorded an impairment of $22.1 million for another non-marketable equity security investment in the fiscal year of 2023. No other impairment or downward adjustments to the carrying value of the Company's non-marketable equity securities have been otherwise recorded.

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
The Company is subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the delivery of the Company's tests, and the performance of the Company's service and partnership agreements with biopharmaceutical companies and international laboratory partners, all of which have high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded net of allowance for credit losses, if any.
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

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31, 2025	December 31, 2024
	2025	2024

	(unaudited)		(unaudited)
Customer A	*	*	*	14%
Customer B	29%	31%	11%	12%
Customer C	*	*	18%	11%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables. Unbilled receivables include balances due from biopharmaceutical customers related to service agreements that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of March 31, 2025, and December 31, 2024, the Company had unbilled receivables of $4.2 million and $3.4 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the three months ended March 31, 2025, and 2024.
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of March 31, 2025, there has been no impairment of goodwill.

Intangible assets with finite useful lives are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 6—12 years.
Leases
The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use, or ROU, assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received or receivable. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as the Company's leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s facility leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
Convertible Senior Notes
Convertible senior notes are accounted for as a liability and measured at their amortized cost. Any premium or discount on the notes is included in the carrying amount and amortized to interest expense over the term of the notes using an effective interest rate method. Transaction costs related to the issuance of the notes are netted with the liability and are amortized to interest expense over the term of the notes using the same effective interest rate method.
Treasury Stock
Treasury stock is accounted for at cost based on the amount paid to repurchase the Company's common stock, and is recorded as a reduction of the Company's stockholders’ equity. Direct costs incurred to repurchase the Company's common stock are included in the cost of the treasury stock.
Revenue Recognition
The Company derives revenue from four major sources, including oncology, biopharma and data, screening, and licensing and other. The Company currently receives payments from third-party commercial and governmental payers, certain hospitals and oncology centers, and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended March 31,
	2025	2024
	(unaudited)
	(in thousands)
Oncology	$150,559	$125,748
Biopharma and data	45,376	37,587
Screening	5,677	—
Licensing and other	1,859	5,156
Total revenue	$203,471	$168,491

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
Oncology
Oncology revenue was previously presented as precision oncology revenue from tests for clinical customers. Oncology revenue includes amounts derived from the delivery of the Company's oncology tests for clinical customers, including hospitals, cancer centers, research institutions and patients, and oncology tests delivered by labs operated by the Company's strategic partners.
Oncology revenue is recognized at the time results of the test are reported to physicians. Most oncology tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. The Company identifies each sale of its test to a clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue, subject to assessment of the risk of cumulative future revenue reversal.
Biopharma and data
Biopharma and data revenue includes amounts derived from the delivery of the Company's tests for biopharmaceutical customers, previously presented as precision oncology revenue from tests for biopharmaceutical customers. Biopharma and data revenue also includes amounts derived from the performance of the Company's service agreements with biopharmaceutical customers, previously presented as a component of development services and other revenue, primarily comprised of companion diagnostic development and regulatory approval, monitoring and maintenance, GuardantINFORM data services and GuardantConnect referral services.
Revenue from the delivery of the Company's tests for biopharmaceutical customers are based on a negotiated price per test or on the basis of an agreement to provide certain testing volume over a defined period. The Company identifies its promise to transfer a series of distinct tests to biopharmaceutical customers as a single performance obligation. Tests for biopharmaceutical customers are generally billed at a fixed price for each test performed. For agreements involving testing volume to be satisfied over a defined period, revenue is recognized over time based on the number of tests performed as the performance obligation is satisfied over time. Results of the Company’s tests are delivered electronically, and as such there are no shipping or handling fees incurred by the Company or billed to customers.
In addition, the Company collaborates with biopharmaceutical companies in the development of new drugs. As part of these collaborations, the Company provides services related to regulatory filings to support companion diagnostic device submissions for the Company’s testing panels. Under these collaborations, the Company generates revenue from achievement of milestones. The transaction price of these contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. The constraint for variable consideration is applied to the contract price such that it is probable a significant cumulative reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. The Company also provides other services to its biopharmaceutical customers, such as monitoring and maintenance, GuardantINFORM data services and GuardantConnect referral services. These revenues are generally recognized over time based on an input method to measure progress in the service period, utilizing costs incurred to-date relative to total expected costs as its measure of progress.

Screening
Screening revenue, previously included in other revenue, includes amounts derived from the delivery of the Company's Shield screening tests. As is the case with its Oncology revenue, the Company recognizes its Screening revenue at the time the results of the tests are reported. Due to consistencies with its Oncology revenue, the Company applies the concepts of variable consideration under the portfolio approach to its Screening revenue in a manner consistent with that of its Oncology revenue, described above.
Licensing and other
The Company also derives revenue from licensing its technologies, previously included in other revenue. The Company recognizes its licensing and other revenue based on the nature and terms of the technology licensing arrangements.
Revenue related to performance obligations satisfied in prior periods
For the three months ended March 31, 2025 and 2024, the Company recorded $12.2 million and $15.8 million, respectively, as revenue related to performance obligations satisfied in prior periods.
Contracts with multiple performance obligations
The Company's contracts with biopharmaceutical customers and international laboratory partners may include multiple distinct performance obligations, such as delivery of its tests, performance of the above-mentioned services, and licensing its technologies, among others. The Company evaluates the terms and conditions included within its contracts with biopharmaceutical customers and international laboratory partners to ensure appropriate revenue recognition. The Company first identifies material promises, in contrast to immaterial promises or administrative tasks, under the contract, and then evaluates whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, the Company considers whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party as well as the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, the Company considers whether it provides a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of billings in advance of revenue recognition from contracts with customers. For example, service contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent of billings prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of March 31, 2025 and December 31, 2024, the Company's deferred revenue balance was $44.0 million and $41.6 million, respectively, of which $7.7 million and $6.1 million was considered long-term and recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the three months ended March 31, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $10.1 million, and revenue recognized in the three months ended March 31, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $7.1 million, respectively.
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

Cost of Revenue
Costs associated with performing the Company’s tests generally consists of cost of materials, including inventory write-downs; cost of labor, including employee benefits, bonus, and stock-based compensation; equipment and infrastructure expenses associated with processing test samples, such as sample preparation, library preparation, sequencing, and quality control analyses; freight; curation of test results for physicians; phlebotomy; and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, depreciation of leasehold improvements and information technology costs. Costs associated with performing the Company's tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test.
Cost of revenue also includes costs incurred for the performance of the Company's service agreements and partnership agreements with its biopharmaceutical customers and strategic partners, which comprise of labor and material costs.
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
The Company measures the grant date fair value of its service-based and performance-based restricted stock units issued to employees and non-employees based on the closing market price of the common stock on the date of grant. For restricted stock units with only service-based vesting conditions, compensation expense is recognized in the Company’s condensed consolidated statement of operations on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics, or PSUs, is calculated based upon expected achievement of the metrics specified in the grant, and is recognized in the Company’s condensed consolidated statement of operations using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. No stock-based compensation expense is recorded for PSUs, unless it is determined to be probable that the related performance metrics will be met. In addition, a cumulative adjustment will be recorded in the period when the probability of achieving the related performance metrics is adjusted. For awards granted with a market condition, the Company derives the grant date fair value using the Monte Carlo simulation model and the related compensation expense is recognized over the requisite service period using an accelerated attribution model commencing on the grant date. Any awards that remain unvested at the end of the performance period will be forfeited. Forfeitures are accounted for as they occur.

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
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance became effective for the annual reporting periods beginning the year ended December 31, 2024, and for interim reporting periods beginning January 1, 2025, and should be applied retrospectively. The Company adopted this pronouncement retrospectively in the fiscal year of 2024.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosures of specified information about certain costs and expenses in the notes to financial statements. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2027, and for interim reporting periods beginning January 1, 2028, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently assessing the impact of adopting this accounting pronouncement on its financial statements.
3.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
	(in thousands)
Machinery and equipment	$131,544	$124,567
Leasehold improvements	104,213	103,569
Computer hardware	36,979	36,497
Construction in progress	22,264	28,136
Furniture and fixtures	7,881	7,874
Computer software	1,696	1,695
Property and equipment, gross	304,577	302,338
Less: accumulated depreciation	(175,283)	(165,525)
Property and equipment, net	$129,294	$136,813
Depreciation expense related to property and equipment was $9.8 million and $10.0 million for the three months ended March 31, 2025, and 2024, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
	(in thousands)
Operating lease liabilities	$29,666	$29,213
Other	46,337	39,132
Total accrued expenses	$76,003	$68,345
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$3,655	$3,655	$—	$—
Income deposit funds	104,630	—	104,630	—
U.S. government debt securities	644,752	—	644,752	—
Total cash equivalents and restricted cash	$753,037	$3,655	$749,382	$—

Financial Liabilities:
Contingent consideration	$6,540	$—	$—	$6,540
Total	$6,540	$—	$—	$6,540

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$57,151	$57,151	$—	$—
Income deposit funds	103,581	—	103,581	—
U.S. government debt securities	429,294	—	429,294	—
Total cash equivalents and restricted cash	$590,026	$57,151	$532,875	$—

U.S. government debt securities	$314,438	$—	$314,438	$—
Total short-term marketable debt securities	$314,438	$—	$314,438	$—

Total	$904,464	$57,151	$847,313	$—

Financial Liabilities:
Contingent consideration	$6,050	$—	$—	$6,050
Total	$6,050	$—	$—	$6,050
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
In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company was subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. In November 2023, Lunit issued bonus shares to its existing shareholders by allocating one new share for each existing share, and the Company was subject to the same lock-up period with the same restrictions for these bonus shares which expired in July 2024. In the second half of 2024, the Company sold all of its investment in Lunit. In addition, the Company recorded $30.1 million unrealized losses for the three months ended March 31, 2024 on its investment in Lunit, included in other income (expense), net on the Company's condensed consolidated statements of operations.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of March 31, 2025 and December 31, 2024, the Company's acquisition-related contingent consideration liability was $6.5 million and $6.1 million, respectively, of which zero and $2.1 million was considered long-term and recorded within other long-term liabilities on the Company's condensed consolidated balance sheets.

The following table summarizes the activities for the Level 3 financial instruments:

	Contingent Consideration
	Three Months Ended March 31,
	2025	2024
	(unaudited)
	(in thousands)
Fair value — beginning of period	$6,050	$6,540
Increase in fair value	490	120
Fair value — end of period	$6,540	$6,660
The Company considers the fair value of the Convertible Notes as of March 31, 2025, and December 31, 2024, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 6, Debt, for additional information related to the fair values of the Convertible Notes.
The following tables summarize the Company’s cash equivalents, restricted cash and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market funds	$3,655	$—	$—	$3,655
Income deposit funds	104,630	—	—	104,630
U.S. government debt securities	644,750	3	(1)	644,752
Total	$753,035	$3	$(1)	$753,037

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$57,151	$—	$—	$57,151
Income deposit funds	103,581	—	—	103,581
U.S. government debt securities	743,500	232	—	743,732
Total	$904,232	$232	$—	$904,464
None of the Company’s marketable debt securities had been in a continuous unrealized loss position for more than one year as of March 31, 2025 and December 31, 2024, respectively. There have been no realized gains or losses and no recognition of credit losses on marketable debt securities for the periods presented.

5.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of March 31, 2025, and December 31, 2024:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(6,068)	$5,818	5.6
Non-compete agreements and other covenant rights	5,100	(4,638)	462	0.9
Total intangible assets subject to amortization	$16,986	$(10,706)	$6,280
Intangible assets not subject to amortization:
Goodwill	$3,290	$—	$3,290
Total purchased intangible assets	$20,276	$(10,706)	$9,570

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(5,795)	$6,091	5.8
Non-compete agreements and other covenant rights	5,100	(4,431)	669	1.1
Acquired technology	1,600	(1,600)	—	0.0
Total intangible assets subject to amortization	$18,586	$(11,826)	$6,760
Intangible assets not subject to amortization:
Goodwill	$3,290	$—	$3,290
Total purchased intangible assets	$21,876	$(11,826)	$10,050
Amortization of finite-lived intangible assets was $0.5 million and $0.7 million for the three months ended March 31, 2025, and 2024, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2025	$1,190
2026	1,212
2027	1,107
2028	1,109
2029	765
2030 and thereafter	897
Total	$6,280

6. Debt
2027 Notes
In November 2020, the Company issued $1.15 billion principal amount of its 0% Convertible Senior Notes due 2027, or the 2027 Notes. The 2027 Notes do not bear interest, and the principal amount of the 2027 Notes will not accrete. However, special interest and additional interest may accrue on the 2027 Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events such as the failure to file certain reports to the Securities and Exchange Commission, or to remove certain restrictive legends from the 2027 Notes. The 2027 Notes will mature on November 15, 2027, unless repurchased, redeemed or converted earlier.
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
•during the five consecutive business days immediately after any ten consecutive trading day period, or the measurement period, if the trading price per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events
From and after August 15, 2027, holders of the 2027 Notes may convert their 2027 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.
The initial conversion rate is 7.1523 shares of common stock per $1,000 principal amount of the 2027 Notes, which represents an initial conversion price of approximately $139.82 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
The Company may not redeem the 2027 Notes at its option at any time before November 20, 2024. The 2027 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2027 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to the 2027 Notes, in which case the conversion rate applicable to the conversion of the 2027 Notes will be increased in certain circumstances if it is converted after it is called for redemption.
If certain corporate events that constitute a “Fundamental Change” occur, then, subject to a limited exception for certain cash mergers, holders of the 2027 Notes may require the Company to repurchase their 2027 Notes at a cash repurchase price equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

In February 2025, the Company entered into privately negotiated exchange agreements with certain holders of its 2027 Notes, pursuant to which the Company issued $600.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2031, or the 2031 Notes, in exchange for the retirement of $659.3 million aggregate principal amount of the 2027 Notes, or the Note Exchange Transaction. Following the closing of the Note Exchange Transaction, $490.7 million in aggregate principal amount of the 2027 Notes remain outstanding with terms unchanged. In addition, as a result of the Note Exchange Transaction, the Company recognized a gain on extinguishment of convertible notes of $13.7 million for the three months ended March 31, 2025, included in other income (expense), net on the Company's condensed consolidated statements of operations.
2031 Notes
The 2031 Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2025. Special interest may accrue on the 2031 Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions). The 2031 Notes will mature on February 15, 2031, unless repurchased, redeemed or converted earlier.
Before November 15, 2030, holders of the 2031 Notes will have the right to convert the 2031 Notes only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2025, if the last reported sale price of the Company's common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any ten consecutive trading day period, or the measurement period, if the trading price per $1,000 principal amount of 2031 Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events.
From and after November 15, 2030, holders of 2031 Notes may convert their 2031 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.
The initial conversion rate is 16.0716 shares of common stock per $1,000 principal amount of 2031 Notes, which represents an initial conversion price of approximately $62.22 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
The Company may not redeem the 2031 Notes at its option at any time before February 21, 2028. The 2031 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after February 21, 2028 and on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2031 Note for redemption will constitute a Make-Whole Fundamental Change with respect to the 2031 Note, in which case the conversion rate applicable to the conversion of the 2031 Note will be increased in certain circumstances if it is converted after it is called for redemption.
If certain corporate events that constitute a “Fundamental Change” occur, then, subject to a limited exception for certain cash mergers, holders of the 2031 Notes may require the Company to repurchase their 2031 Notes at a cash repurchase price equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
Since the 2027 Notes and the 2031 Notes were not convertible as of March 31, 2025 and December 31, 2024, the net carrying amounts of the 2027 Notes and the 2031 Notes were classified as long-term liabilities.

The following table sets forth the net carrying amounts of the 2027 Notes and the 2031 Notes as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
	(unaudited)
	(in thousands)
2027 Notes
Outstanding principal amount	$490,660	$1,150,000
Less: unamortized debt issuance costs	(2,904)	(7,453)
Net carrying amount	$487,756	$1,142,547

2031 Notes
Outstanding principal amount	$600,000	$—
Add: unamortized debt premium	40,752	—
Less: unamortized debt issuance costs	(12,169)	—
Net carrying amount	$628,583	$—

Total net carrying amount	$1,116,339	$1,142,547
The total estimated fair value of the 2027 Notes was $434.2 million and $964.9 million as of March 31, 2025 and December 31, 2024, respectively, and the total estimated fair value of the 2031 Notes was $621.4 million as of March 31, 2025. The fair values were determined based on the closing trading price per $100 of the 2027 Notes and the 2031 Notes as of the last day of trading for the period.
The following table sets forth interest expenses recognized and effective interest rates represented related to the 2027 Notes and the 2031 Notes:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands)
Coupon interest expense	$917	$—
Amortization of debt premium	(828)	—
Amortization of debt issuance costs	702	645
Total interest expense recognized	$791	$645

Effective interest rate:
2027 Notes	0.2%	0.2%
2031 Notes	0.4%	*
*Not applicable
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the 2027 Notes, the Company entered into convertible note hedge transactions, or the 2027 Note Hedges, with respect to its common stock concurrent with the issuance of the 2027 Notes. The 2027 Note Hedges cover, subject to customary adjustments, the number of shares of common stock initially underlying the 2027 Notes. The strike price of the 2027 Note Hedges will initially be approximately $182.60 per share, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $104.34 per share on November 16, 2020, and is subject to certain adjustments under the terms of the 2027 Note Hedges.
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
In March 2025, in connection with the Note Exchange Transaction, the Company entered into unwind agreements with certain financial institutions with respect to the 2027 Note Hedges, under which the parties terminated a portion of the 2027 Note Hedges up to the notional amounts corresponding to the amount of the 2027 Notes retired in the Note Exchange Transaction. As a result, the Company recorded an increase of $5.5 million to its additional paid-in capital. The terms of the remaining 2027 Note Hedges remain unchanged. The Company did not enter into any convertible note hedge transactions in connection with the 2031 Notes.
7. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.7 to 8.3 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
In April 2025, the Company entered into a lease amendment for its office and lab space of approximately 163,000 square feet in Redwood City, California, and extended the lease terms by additional 3.1 to 6.0 years to December 31, 2030, and December 31, 2031.
Operating lease expense was $7.9 million and $7.6 million for the three months ended March 31, 2025, and 2024, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	March 31, 2025	December 31, 2024
	(unaudited)
Weighted-average remaining lease term (in years)	7.2	7.5
Weighted-average discount rate	3.80%	3.82%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2025:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2025	$27,782
2026	31,601
2027	27,544
2028	24,530
2029	22,946
2030 and thereafter	80,834
Total operating lease payments	215,237
Less: imputed interest	(25,193)
Total operating lease liabilities	$190,044
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

On June 11, 2024, the Company filed a patent infringement suit against Tempus AI, Inc. or Tempus, in the United States District Court for the District of Delaware alleging that Tempus infringes U.S. Patent Nos. 11,149,306; 9,902,992; 10,501,810; 10,793,916; and 11,643,693. The Company is seeking an injunction to stop Tempus’ infringement and compensatory damages. The case Guardant Health, Inc. v. Tempus AI, Inc., Case No. 1:24-cv-00687, has been assigned to Judge Richard Andrews and does not yet have a scheduling order. On October 21, 2024, Tempus moved to dismiss the Company’s suit alleging that some of the asserted patents were invalid. The Company disagrees and will be responding accordingly. On March 14, 2025, Tempus filed a patent infringement lawsuit in the United States District Court for the Southern District of California, alleging that the Company infringes U.S. Patent Nos. 10,957,041; 10,991,097; 11,640,859; and 12,112,839. The patents are generally directed at bioinformatic analysis technology. The case has been assigned to Judge Jinsook Ohta, and a scheduling order has not yet been entered. The Company maintains that Tempus’ allegations are without merit and will respond to the complaint in May 2025.
On March 6, 2025, Cold Spring Harbor Laboratory, or CSHL, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging that Copy Number Variation (CNV) calling in Guardant360 infringes U.S. Patent No. 10,947,589. The patent is generally directed at gene sequencing and analysis technology. The case has been assigned to Judge Jennifer Choe-Groves, and a scheduling order has not yet been entered. The Company maintains that CSHL’s allegations are without merit and will respond in due course.
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
On November 25, 2024, after a three-week trial before Judge Edward M. Chen, the jury unanimously found in favor of the Company on all of its claims against Natera for false advertising and unfair competition. The jury awarded the Company $292.5 million, including $175.5 million in punitive damages. The jury also unanimously rejected all of Natera’s counterclaims against the Company. Both parties have filed post-trial briefing, which will be considered by Judge Chen at a hearing scheduled in June 2025 with an evidentiary hearing in July 2025.
On January 13, 2025, Tempus sent the Company a letter alleging that the Company made certain false or misleading statements in its advertising related to Guardant360 and Tempus’ xF+ assay. The Company strongly disagrees with Tempus’ allegations and responded to each allegation. On January 17, 2025, the Company filed a declaratory judgment action against Tempus in the United States District Court for the District of Delaware, seeking to show that Tempus’ allegations are without merit. On March 17, 2025, Tempus responded to the Company’s complaint and filed false advertising counterclaims. The case has been assigned to Judge Andrews, and a scheduling order has not yet been entered in the case.
Other Legal Matters
The Company is currently a defendant in two wage and hour class action lawsuits filed in two separate California Superior Courts alleging violations of various provisions of the California Labor Code, including overlapping claims for unpaid minimum wage, overtime, off-the-clock work, meal and rest period violations, failure to reimburse business expenses, failure to pay all wages due upon termination, and failure to provide accurate wage statements. In one of the lawsuits, the plaintiff is also asserting class claims that the Company required employees to sign agreements containing an unlawful post-employment non-compete/non-solicitation clause restraining their engagement in a lawful trade or business. The plaintiffs in both actions seek class certification on behalf of similarly situated employees employed by the Company in California during the relevant statutory period. Each complaint seeks unspecified monetary damages, penalties, interest, and attorneys’ fees. The Company denies the allegations. At this stage of the proceedings, the court has not certified the case as a class action, and formal discovery has not yet commenced in either action. At this early stage of the litigation, the outcome of these two pending matters remains uncertain.

9.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of March 31, 2025, and December 31, 2024, no dividends on the Company's common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	March 31, 2025	December 31, 2024
	(unaudited)
Shares underlying outstanding stock options	5,112,399	4,631,750
Shares underlying unvested restricted stock units	8,430,026	7,020,251
Shares underlying unvested performance-based restricted stock units	1,271,737	1,290,684
Shares available for issuance under the 2018 Incentive Award Plan	9,352,059	8,079,498
Shares available for issuance under the 2018 Employee Stock Purchase Plan	3,315,277	2,208,577
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	3,832,217	3,916,766
Total	31,313,715	27,147,526
At-The-Market Offering Program
In August 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. As of March 31, 2025, no shares of the Company's common stock have been sold under the Sales Agreement.
Treasury stock repurchase
In February 2025, in connection with the Note Exchange Transaction, the Company repurchased $45.0 million of shares of its common stock through a financial intermediary at a price of $46.09 per share. The repurchased common stock was accounted for as treasury stock at cost, and recorded as a reduction of the Company's stockholders’ equity on the condensed consolidated balance sheets.

10.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2025	11,996,264	4,631,750	$32.98	7.1	$35,980
2018 Plan annual increase(1)	3,689,000	—
Granted	(524,770)	524,770	43.07
Exercised	—	(44,121)	17.39
Canceled	—	—	—
Restricted stock units granted	(2,101,246)	—	—
Restricted stock units canceled	372,571	—	—
Performance-based restricted stock units granted	(281,378)	—	—
Performance-based restricted stock units adjusted for performance achievement	(144,972)	—	—
Performance-based restricted stock units canceled	178,807	—	—
Balance as of March 31, 2025	13,184,276	5,112,399	$34.15	7.2	$75,088
Vested and Exercisable as of March 31, 2025		2,583,531	$34.40	5.2	$49,952
(1)Effective as of January 1, 2025, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $1.1 million and $0.6 million for the three months ended March 31, 2025, and 2024, respectively.
The weighted-average grant date fair value of options granted was $27.05 and $12.92 per share for the three months ended March 31, 2025, and 2024, respectively.
Future stock-based compensation for unvested options as of March 31, 2025 was $48.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2025	7,020,251	$30.11
Granted	2,101,246	43.06
Vested and released	(318,900)	30.31
Canceled	(372,571)	30.01
Balance as of March 31, 2025	8,430,026	$33.34

Future stock-based compensation for unvested restricted stock units as of March 31, 2025 was $241.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Performance-based Restricted Stock Units
Since November 2020, the Compensation Committee of the Board of Directors started to approve, and the Company started to grant performance-based restricted stock units, or PSUs, to its employees and non-employees. The PSUs granted consist of financial and/or operational metrics to be met over a performance period of approximately 0.6 to 3 years and an additional service period requirement of up to 2 years after the performance metrics are met. In addition, granted units might be adjusted when certain performance metrics are met. The PSUs are expected to be expensed over a period of approximately 0.6 to 3.1 years subject to meeting the respective performance metrics and service requirements.
In November 2020 and May 2021, and as part of these PSU programs, the Company granted PSUs consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met with a grant date fair value of $113.40 per share and $148.19 per share, respectively. In the third quarter of 2024, the performance metrics of these PSUs were considered to be achieved; as such the Company recorded $24.8 million in stock-based compensation expense related to these PSUs, based on 219,161 shares granted with fair values of $113.40 per share and $148.19 per share. In the first quarter of 2025, these PSUs were vested after the additional six months service requirements were fulfilled.
A summary of the Company’s PSU activity and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2025	1,290,684	$37.07
Granted	281,378	43.10
Vested and released	(266,490)	69.81
Adjusted for performance achievement	144,972	19.29
Canceled	(178,807)	63.34
Balance as of March 31, 2025	1,271,737	$25.69
Stock-based compensation recorded for the PSUs was $4.3 million and $1.4 million for the three months ended March 31, 2025, and 2024, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of March 31, 2025 was $26.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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

Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands)
Cost of revenue	$2,286	$1,756
Research and development expense	12,527	9,932
Sales and marketing expense	9,831	7,256
General and administrative expense	13,113	8,097
Total stock-based compensation expense	$37,757	$27,041
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
Expected term (in years)	5.80 - 5.90	5.72
Expected volatility	65.7% - 66.1%	69.3%
Risk-free interest rate	4.2% - 4.3%	4.3%
Expected dividend yield	—%	—%
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
Expected Volatility
Prior to the commencement of trading of the Company’s common stock on the Nasdaq Global Select Market on October 4, 2018 in connection with its IPO, there was no active trading market for the Company's common stock. Due to limited historical data for the trading of the Company’s common stock, for awards granted prior to fiscal year 2025, expected volatility was estimated based on the average volatility for comparable publicly traded peer group companies in the same industry plus the Company's expected volatility for the available periods. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty. As sufficient historical trading data became available, for awards granted since fiscal year 2025, the Company estimates expected volatility based on its own historical stock price volatility.
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
No stock purchase rights were granted and no shares of common stock were purchased under the ESPP for the three months ended March 31, 2025, and 2024.
The total compensation expense related to the ESPP was $1.6 million and $1.4 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, the unrecognized stock-based compensation expense related to the ESPP was $0.8 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
11.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(95,159)	$(114,985)
Net loss per share, basic and diluted	$(0.77)	$(0.94)
Weighted-average shares used in computing net loss per share, basic and diluted	123,871	121,712
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

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands)
Stock options	4,733	4,051
Restricted stock units	7,002	4,494
MSUs	—	1,938
PSUs	1,218	609
ESPP obligation	266	263
Convertible senior notes	13,152	8,225
Total	26,371	19,580

12.    Income Taxes
The income tax expense for the three months ended March 31, 2025 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against domestic net deferred tax assets.
The income tax expense for the three months ended March 31, 2025, and 2024, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
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
The following table presents a summary of the Company's segment information:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands)
Revenue	$203,471	$168,491
Less:
Cost of revenue (1)	72,185	63,170
Research and development expense (1)	74,897	73,363
Sales and marketing expense (1)	94,127	73,096
General and administrative expense (1)	30,559	30,031
Other segment items (2)	26,862	43,816
Net loss	$(95,159)	$(114,985)
(1)Excludes stock-based compensation and related employer payroll tax payments, contingent consideration, amortization of intangible assets, and non-recurring other operating expense.
(2)Includes stock-based compensation and related employer payroll tax payments, contingent consideration, amortization of intangible assets, non-recurring other operating expense, interest income and expense, provision for income taxes, and other income and expense.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands)
United States	$193,609	$157,348
International	9,862	11,143
Total revenue	$203,471	$168,491
As of March 31, 2025, and December 31, 2024, 99% and 99%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Overview
We are a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. We are transforming patient care by providing critical insights into what drives disease through our advanced blood and tissue tests, and real-world data. Our tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and helping doctors select the best treatment for patients with advanced cancer. For patients with advanced-stage cancer, we offer the Guardant360 laboratory developed test, or LDT, and Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, and breast cancer. We also offer the Guardant360 Tissue test for advanced-stage cancer, Guardant Reveal blood test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients, and Guardant360 Response blood test to predict patient response to immunotherapy or targeted therapy eight weeks earlier than current standard-of-care imaging.
We also collaborate with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantINFINITY blood test, a next-generation Smart Liquid Biopsy that provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development, and the GuardantOMNI blood test for advanced-stage cancer. Using data collected from our tests, we have also developed our GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
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
We generated total revenue of $203.5 million and $168.5 million for the three months ended March 31, 2025, and 2024, respectively. We also incurred net losses of $95.2 million and $115.0 million for the three months ended March 31, 2025, and 2024, respectively. We have funded our operations to date principally from the sales of our common stock, issuances of convertible senior notes, and generation of our revenue. As of March 31, 2025, we had cash, cash equivalents and restricted cash of approximately $803.9 million.

Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing, and product and customer mix. Our revenue and costs are affected by the volume of tests, and average selling price per sample and cost per sample in relation to the mix of products and customers from period to period. We evaluate the volume of tests performed both for patients on behalf of clinicians and for biopharmaceutical companies, including tests delivered by labs operated by our strategic partners. Our performance depends on our ability to retain and broaden adoption of our existing and new products, with existing customers, as well as attract new customers.
•Payer coverage and reimbursement. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. Our oncology and screening revenue is calculated based on our expected cash collections, using the estimated variable consideration. The variable consideration is estimated based on historical collection patterns as well as the potential for changes in future reimbursement behavior by one or more payers. Estimation of the impact of the potential for changes in reimbursement requires significant judgment and considers payers' past patterns of changes in reimbursement as well as any stated plans to implement changes. Any cash collections over the expected reimbursement period exceeding the estimated variable consideration are recorded in future periods based on actual cash received. Payment from commercial payers can vary depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider”. Payers often reimburse non-participating providers, if at all, at a lower amount than participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, adding to the complexity in estimating the variable consideration. When we contract with a payer to serve as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract. As a result, the potential for more favorable reimbursement associated with becoming a participating provider may be offset by a potential loss of reimbursement for non-covered uses of our tests. Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in its reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase.
In March 2021, the Centers for Medicare and Medicaid Services, or CMS, approved advanced diagnostic laboratory test, or ADLT, status to our Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 Tissue test under the existing local coverage determination. The policy covers our Guardant360 Tissue test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. In April 2023, Palmetto GBA conveyed coverage for our Guardant360 Response test for fee-for-service Medicare patients in the U.S. with metastatic or inoperable solid tumors who are on an immune checkpoint inhibitor therapy, tested four to ten weeks from therapy initiation. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 LDT test to the same rate as our Guardant360 CDx test. In January 2025, Palmetto GBA granted coverage for our Guardant Reveal test to monitor disease recurrence in patients with colorectal cancer in the surveillance setting following curative intent therapy. This represents an expansion from the prior Medicare coverage of our Guardant Reveal test for colorectal cancer in the early post-surgical setting only.
In August 2024, following the FDA approval, our Shield blood test met the coverage requirements by Medicare based on the criteria established in its National Coverage Determination for blood-based colorectal cancer screening tests. The test is covered once every three years for eligible Medicare beneficiaries. In March 2025, CMS approved ADLT status for our Shield blood test for colorectal cancer screening, which initiated a specific, market-based approach to pricing the test for Medicare patients. In addition, in March 2025, our Shield blood test received coverage for patients receiving community care authorized by the U.S. Department of Veterans Affairs, or VA, as an in-network benefit, with no copay for average-risk individuals who are age 45 or older. Following Medicare coverage for our Shield blood test in August 2024, the VA network coverage is the first for individuals between the ages of 45 and 64.
Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of our oncology and screening revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received differs from the revenue recorded. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated. This variability and unpredictability could increase the risk of future revenue reversal and result in our failing to meet any previously publicly stated guidance we may provide.
•Biopharmaceutical customers. Our revenue also depends on our ability to attract, maintain and expand relationships with biopharmaceutical customers. As we continue to develop these relationships, we expect to support a growing number of clinical studies globally and continue to have opportunities to offer our services to such customers, primarily including companion diagnostic development and regulatory approval, monitoring and maintenance, GuardantINFORM data services and GuardantConnect referral services.
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

In May 2018, we expanded our operations and commercialization of our products into Asia, the Middle East and Africa. In addition, in July 2023, Japan's Ministry of Health, Labour and Welfare granted national reimbursement approval for our Guardant360 CDx test for patients with advanced or metastatic solid tumor cancers in Japan.
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
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for more information.
Components of results of operations
Revenue
We derive our revenue from four major sources, including oncology, biopharma and data, screening, and licensing and other.
Oncology. Oncology revenue was previously presented as precision oncology revenue from tests for clinical customers. Oncology revenue includes amounts derived from the delivery of our oncology tests for clinical customers, including hospitals, cancer centers, research institutions and patients, and oncology tests delivered by labs operated by our strategic partners. In the United States, we submit claims to Medicare and private payers for reimbursement for our Guardant360 CDx, Guardant360 LDT, Guardant360 Tissue, Guardant Reveal and Guardant360 Response tests performed for qualifying patients.

Biopharma and data. Biopharma and data revenue includes amounts derived from the delivery of our tests for biopharmaceutical customers, previously presented as precision oncology revenue from tests for biopharmaceutical customers. Biopharma and data revenue also includes amounts derived from the performance of our service agreements with biopharmaceutical customers, previously presented as a component of development services and other revenue, primarily comprised of companion diagnostic development and regulatory approval, monitoring and maintenance, GuardantINFORM data services and GuardantConnect referral services.
Screening. Screening revenue, previously included in other revenue, includes amounts derived from the delivery of our Shield screening tests. In August 2024, following the FDA approval, our Shield screening test met the coverage requirements by Medicare, and we submit claims to Medicare for reimbursement for our Shield screening tests performed for qualifying patients. We also submit claims to private payers for reimbursement for qualifying patients covered under Medicare Advantage program. In addition, in March 2025, our Shield screening test received coverage for patients receiving community care authorized by the U.S. Department of VA, as an in-network benefit, with no copay for average-risk individuals who are age 45 or older. Following Medicare coverage for our Shield screening test in August 2024, the VA network coverage is the first for individuals between the ages of 45 and 64.
Licensing and other. We also derive revenue from licensing our technologies, previously included in other revenue.
Costs and operating expenses
Cost of revenue. Costs associated with performing our tests generally consists of cost of materials, including inventory write-downs; cost of labor, including employee benefits, bonus, and stock-based compensation; equipment and infrastructure expenses associated with processing test samples, such as sample preparation, library preparation, sequencing, and quality control analyses; freight; curation of test results for physicians; phlebotomy; and license fees due to third parties. Infrastructure expenses include depreciation of laboratory equipment, rent costs, depreciation of leasehold improvements and information technology costs. Costs associated with performing our tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to the tests. We expect the costs associated with performing our tests to generally increase in line with the increase in the number of tests we perform, but we expect the cost per test to decrease modestly over time due to the efficiencies we may gain as test volume increases, and from automation and other cost reductions.
Cost of revenue also includes costs incurred for the performance of our service agreements and partnership agreements with biopharmaceutical customers and strategic partners, which comprise of labor and material costs. Costs associated with our service agreements and partnership agreements will vary depending on the nature, timing and scope of customer projects.
Research and development expense. Research and development expenses consist of costs incurred to develop technology and include salaries and benefits including stock-based compensation, reagents and supplies used in research and development laboratory work, infrastructure expenses, including facility occupancy and information technology costs, contract services, other outside costs and costs to develop our technology capabilities. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical companies before technological feasibility has been achieved. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as an expense in the period in which the related goods are received or services are rendered. Costs to develop our technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to innovate and develop additional products, expand our genomic and medical data management resources and conduct our ongoing and new clinical studies.
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
Interest expense
Interest expense consists of coupon interest expense and amortization of debt issuance costs, net of amortization of debt premium.
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, unrealized and realized gains and losses on marketable equity securities, gain on extinguishment of convertible notes, and impairment of non-marketable equity securities and other related assets. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands)
Revenue	$203,471	$168,491
Costs and operating expenses:
Cost of revenue(1)	74,723	65,296
Research and development expense(1)	88,521	83,802
Sales and marketing expense(1)	104,316	80,425
General and administrative expense(1)	46,952	38,651
Total costs and operating expenses	314,512	268,174
Loss from operations	(111,041)	(99,683)
Interest income	9,112	14,868
Interest expense	(791)	(645)
Other income (expense), net	7,851	(29,120)
Loss before provision for income taxes	(94,869)	(114,580)
Provision for income taxes	290	405
Net loss	$(95,159)	$(114,985)

(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands)
Cost of revenue	$2,286	$1,756
Research and development expense	12,527	9,932
Sales and marketing expense	9,831	7,256
General and administrative expense	13,113	8,097
Total stock-based compensation expense	$37,757	$27,041
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Oncology	$150,559	$125,748	$24,811	20%
Biopharma and data	45,376	37,587	7,789	21%
Screening	5,677	—	5,677	*
Licensing and other	1,859	5,156	(3,297)	(64)%
Total revenue	$203,471	$168,491	$34,980	21%
*Not applicable
Total revenue was $203.5 million for the three months ended March 31, 2025, compared to $168.5 million for the three months ended March 31, 2024, an increase of $35.0 million, or 21%.
Oncology revenue was $150.6 million for the three months ended March 31, 2025, compared to $125.7 million for the three months ended March 31, 2024, an increase of $24.8 million, or 20%. This increase was driven primarily by an increase in oncology test volume to approximately 59,000 for the three months ended March 31, 2025 from approximately 46,900 for the three months ended March 31, 2024. This increase was also attributable to an increase in reimbursement for our Guardant360 CDx, Guardant360 LDT and Guardant Reveal tests, partially offset by a reduction in revenue related to performance obligations satisfied in prior periods.
Biopharma and data revenue was $45.4 million for the three months ended March 31, 2025, compared to $37.6 million for the three months ended March 31, 2024, an increase of $7.8 million, or 21%. This increase was driven primarily by an increase in tests performed for biopharmaceutical customers.
Screening revenue was $5.7 million for the three months ended March 31, 2025, generated from the delivery of approximately 9,000 of our Shield screening tests.
Licensing and other revenue was $1.9 million for the three months ended March 31, 2025, compared to $5.2 million for the three months ended March 31, 2024, a decrease of $3.3 million, primarily due to a one-time revenue recorded related to one of our partnership agreements for the three months ended March 31, 2024.
Cost of Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$74,723	$65,296	$9,427	14%
Cost of revenue was $74.7 million for the three months ended March 31, 2025, compared to $65.3 million for the three months ended March 31, 2024, an increase of $9.4 million, or 14%. This increase in cost of revenue was driven primarily by an increase of $8.0 million in costs associated with performing our oncology, biopharma and screening tests, which was attributable to an increase in sample volume, partially offset by reduced cost per sample of our oncology tests, including Guardant Reveal. This increase in cost of revenue was also driven by an increase of $1.9 million in costs associated with our service agreements with biopharmaceutical customers.
Operating Expenses
Research and development expense

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Research and development expense	$88,521	$83,802	$4,719	6%
Research and development expenses were $88.5 million for the three months ended March 31, 2025, compared to $83.8 million for the three months ended March 31, 2024, an increase of $4.7 million, or 6%. This increase was related to continued investment in the development of our technologies and products, primarily resulting in an increase of $4.1 million in material costs, an increase of $2.6 million in stock-based compensation and an increase of $1.1 million in other personnel costs, partially offset by a decrease of $5.3 million in outside services costs related to clinical studies.
Sales and marketing expense

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Sales and marketing expense	$104,316	$80,425	$23,891	30%
Sales and marketing expenses were $104.3 million for the three months ended March 31, 2025, compared to $80.4 million for the three months ended March 31, 2024, an increase of $23.9 million, or 30%. This increase was related to commercial team expansion and marketing activities to support existing products and the Shield product launch, primarily resulting in an increase of $11.0 million in other personnel costs, an increase of $9.8 million in marketing activity related costs, and an increase of $2.6 million in stock-based compensation.
General and administrative expense

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
General and administrative expense	$46,952	$38,651	$8,301	21%
General and administrative expenses were $47.0 million for the three months ended March 31, 2025, compared to $38.7 million for the three months ended March 31, 2024, an increase of $8.3 million, or 21%. This increase was primarily driven by an increase of $5.0 million in stock-based compensation and an increase of $4.1 million in information technology infrastructure costs, partially offset by a decrease of $3.8 million in legal and other expenses.
Interest income

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Interest income	$9,112	$14,868	$(5,756)	(39)%

Interest income was $9.1 million for the three months ended March 31, 2025, compared to $14.9 million for the three months ended March 31, 2024, a decrease of $5.8 million, or 39%. This decrease was primarily due to reduced balances and lower market rates of return on our investments.
Interest expense

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Interest expense	$(791)	$(645)	$(146)	23%
Interest expense was immaterial for the three months ended March 31, 2025, and 2024, primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes. See Note 6, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the convertible notes exchange transaction.
Other income (expense), net

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$7,851	$(29,120)	$36,971	(127)%
Other income (expense), net was a $7.9 million income for the three months ended March 31, 2025, primarily attributable to a gain on extinguishment of convertible notes of $13.7 million related to the convertible notes exchange transaction completed in February 2025, partially offset by an impairment of $5.0 million recorded for one of our non-marketable equity security investments. See Note 6, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the convertible notes exchange transaction. Other income (expense), net was a $29.1 million expense for the three months ended March 31, 2024, primarily attributable to $30.1 million unrealized losses recorded for our marketable equity security investment in Lunit, Inc. during the period.
Provision for income taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$290	$405	$(115)	(28)%
Provision for income taxes was immaterial for the three months ended March 31, 2025, and 2024.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of March 31, 2025, we had an accumulated deficit of $2.7 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sales of our common stock, issuances of convertible notes and generation of our revenue. As of March 31, 2025, we had cash, cash equivalents and restricted cash of $803.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation.

Based on our current business plan, we believe our current cash, cash equivalents and restricted cash and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Quarterly Report on Form 10-Q. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As our revenue is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued liabilities, which could impact our working capital balances.
If our available cash, cash equivalents and restricted cash and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2024, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all.
At-The-Market Offering Program
In August 2024, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. As of March 31, 2025, no shares of our common stock have been sold under the Sales Agreement.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(62,689)	$(30,284)
Net cash provided by investing activities	$302,864	$28,066
Net cash used in financing activities	$(66,850)	$(1,074)
Operating activities
Cash used in operating activities during the three months ended March 31, 2025, was $62.7 million, which resulted from a net loss of $95.2 million, and changes in our operating assets and liabilities of $23.3 million, partially offset by reconciliation adjustments of $55.8 million. Reconciliation adjustments primarily consisted of $37.8 million of stock-based compensation, $10.2 million of depreciation and amortization, $7.9 million of operating lease costs, $7.7 million of interest income received on marketable debt securities, and $5.0 million of impairment on non-marketable equity security investments, partially offset by $13.7 million of gain on extinguishment of convertible notes. The change in our operating assets and liabilities was primarily the result of a $9.6 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $6.2 million increase in inventory, net, a $6.1 million increase in accounts receivable, net, and a $3.1 million increase in prepaid expenses and other current assets, net, partially offset by a $2.4 million increase in deferred revenue.

Cash used in operating activities during the three months ended March 31, 2024 was $30.3 million, which resulted from a net loss of $115.0 million, partially offset by reconciliation adjustments of $76.8 million, and changes in our operating assets and liabilities of $7.9 million. Reconciliation adjustments primarily consisted of $30.1 million of unrealized losses on marketable equity security investment in Lunit, Inc., $27.0 million of stock-based compensation, $10.7 million of depreciation and amortization, and $7.6 million of operating lease costs. The change in our operating assets and liabilities was primarily the result of a $13.2 million increase in accounts payable and accrued liabilities, primarily due to an increase in accrued compensation, a $4.9 million increase in deferred revenue, and a $4.2 million decrease in accounts receivable, net, partially offset by a $8.8 million payment of operating lease liabilities net of receipt of tenant improvement allowance, and a $5.6 million increase in prepaid expenses and other current assets, net.
Investing activities
Cash provided by investing activities during the three months ended March 31, 2025, was $302.9 million, which resulted primarily from maturities of marketable debt securities of $307.3 million, partially offset by purchases of property and equipment of $4.5 million.
Cash provided by investing activities during the three months ended March 31, 2024, was $28.1 million, which resulted primarily from maturities of marketable debt securities of $35.0 million, partially offset by purchases of property and equipment of $6.9 million.
Financing activities
Cash used in financing activities during the three months ended March 31, 2025, was $66.9 million, which was primarily attributable to repurchase of treasury stock of $45.0 million, employee taxes paid related to settlement of restricted stock units of $15.5 million, and payment of debt issuance costs of $12.1 million, partially offset by proceeds from unwinding of convertible note hedges of $5.0 million.
Cash used in financing activities during the three months ended March 31, 2024, was $1.1 million, which was primarily attributable to employee taxes paid related to settlement of restricted stock units of $1.5 million, partially offset by proceeds from exercise of stock options of $0.2 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed previously.
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

Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents, restricted cash, marketable debt securities and our indebtedness. As of March 31, 2025, we had cash, cash equivalents and restricted cash of $803.9 million held primarily in cash deposits, money market funds and U.S. government debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of March 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through March 31, 2025, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of March 31, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2025, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal 2025, there were no material changes to our previously disclosed risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Myrtle Potter, Director	Adoption	3/15/2025	6/13/2025 – 6/22/2026	Y	Indeterminable	(2)
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)Ms. Potter’s 10b5-1 trading plan provides for the sale of (i) 78 shares of our common stock plus (ii)(a) 2,678 shares of our common stock underlying certain restricted stock unit awards that will vest during the duration of the trading arrangement and (b) 37% of an indeterminable number of shares of our common stock underlying certain restricted stock unit awards that will be granted and vest during the duration of the trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
4.1	Indenture, dated as of February 14, 2025, between Guardant Health, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-38683	4.1	2/14/2025
4.2	Form of 1.25% Convertible Senior Notes due 2031	8-K	001-38683	4.2	2/14/2025
10.1	Form of Exchange Agreement	8-K	001-38683	10.1	2/7/2025
10.2	Second Amendment to Lease, dated March 6, 2019 by and between Registrant and Metropolitan Life Insurance Company					*
10.3	Third Amendment to Lease, dated April 3, 2025 by and between Registrant and Metropolitan Life Insurance Company					*
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

GUARDANT HEALTH, INC.

Dated:	April 30, 2025	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2025	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2025	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)