Form 10-Q
period 2025-09-30
Guardant Health, Inc.
filed 2025-10-29
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

As of October 24, 2025, the registrant had 126,041,089 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$580,013	$525,540
Short-term marketable debt securities	—	314,438
Accounts receivable, net	115,585	110,253
Inventory, net	90,489	71,083
Prepaid expenses and other current assets, net	42,798	33,800
Total current assets	828,885	1,055,114
Restricted cash	109,502	104,215
Property and equipment, net	124,609	136,813
Right-of-use assets, net	163,550	142,265
Intangible assets, net	5,477	6,760
Goodwill	3,290	3,290
Other assets, net	41,473	37,152
Total Assets	$1,276,786	$1,485,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,142	$38,551
Accrued compensation	98,209	83,219
Accrued expenses	71,707	68,345
Deferred revenue	46,861	35,468
Total current liabilities	236,919	225,583
Convertible senior notes, net, principal amount of $1,090,660 and $1,150,000 as of September 30, 2025 and December 31, 2024, respectively	1,114,594	1,142,547
Long-term operating lease liabilities	185,387	164,292
Other long-term liabilities	94,359	92,834
Total Liabilities	1,631,259	1,625,256
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized; 125,982,066 and 123,994,006 shares issued as of September 30, 2025 and December 31, 2024; and 125,005,715 and 123,994,006 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 976,351 shares as of September 30, 2025	(45,010)	—
Additional paid-in capital	2,560,814	2,443,788
Accumulated other comprehensive loss	(4,260)	(5,201)
Accumulated deficit	(2,866,018)	(2,578,235)
Total Stockholders’ Deficit	(354,473)	(139,647)
Total Liabilities and Stockholders’ Deficit	$1,276,786	$1,485,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$265,196	$191,476	$700,755	$537,202
Costs and operating expenses:
Cost of revenue	93,587	74,489	249,515	212,206
Research and development expense	89,957	87,306	265,927	254,210
Sales and marketing expense	127,375	97,880	351,279	260,172
General and administrative expense	53,266	49,129	150,477	128,243
Total costs and operating expenses	364,185	308,804	1,017,198	854,831
Loss from operations	(98,989)	(117,328)	(316,443)	(317,629)
Interest income	7,391	13,257	24,063	42,038
Interest expense	(943)	(646)	(2,717)	(1,936)
Other income (expense), net	(48)	(3,007)	7,778	(47,272)
Loss before provision for income taxes	(92,589)	(107,724)	(287,319)	(324,799)
Provision for income taxes	136	30	464	568
Net loss	$(92,725)	$(107,754)	$(287,783)	$(325,367)
Net loss per share, basic and diluted	$(0.74)	$(0.88)	$(2.32)	$(2.66)
Weighted-average shares used in computing net loss per share, basic and diluted	124,807	123,051	124,268	122,406
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(92,725)	$(107,754)	$(287,783)	$(325,367)
Other comprehensive (loss) income :
Unrealized (losses) gains on available-for-sale securities	(4)	456	(236)	466
Foreign currency translation adjustments	(533)	1,900	1,177	(75)
Other comprehensive (loss) income	(537)	2,356	941	391
Comprehensive loss	$(93,262)	$(105,398)	$(286,842)	$(324,976)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Treasury Stock

Balance as of July 1, 2025	124,477,904	$1	$(45,010)	$2,516,550	$(3,723)	$(2,773,293)	$(305,475)
Issuance of common stock upon exercise of stock options	117,508	—	—	3,721	—	—	3,721
Vesting of restricted stock units	410,303	—	—	—	—	—	—
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(2,265)	—	—	(2,265)
Stock-based compensation	—	—	—	42,808	—	—	42,808
Other comprehensive loss	—	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	—	(92,725)	(92,725)
Balance as of September 30, 2025	125,005,715	$1	$(45,010)	$2,560,814	$(4,260)	$(2,866,018)	$(354,473)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of July 1, 2024	122,969,580	$1	$2,363,501	$(5,640)	$(2,359,475)	$(1,613)
Issuance of common stock upon exercise of stock options	4,143	—	20	—	—	20
Vesting of restricted stock units	184,695	—	—	—	—	—
Employee taxes paid related to net share settlement of restricted stock units	—	—	(2,874)	—	—	(2,874)
Stock-based compensation	—	—	49,769	—	—	49,769
Other comprehensive income	—	—	—	2,356	—	2,356
Net loss	—	—	—	—	(107,754)	(107,754)
Balance as of September 30, 2024	123,158,418	$1	$2,410,416	$(3,284)	$(2,467,229)	$(60,096)

	Nine Months Ended September 30, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Treasury Stock

Balance as of January 1, 2025	123,994,006	$1	$—	$2,443,788	$(5,201)	$(2,578,235)	$(139,647)
Issuance of common stock upon exercise of stock options	220,541	—	—	6,046	—	—	6,046
Vesting of restricted stock units	1,457,132	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	310,387	—	—	7,680	—	—	7,680
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(25,183)	—	—	(25,183)
Stock-based compensation	—	—	—	123,027	—	—	123,027
Repurchase of treasury stock	(976,351)	—	(45,010)	—	—	—	(45,010)
Unwinding of convertible note hedges	—	—	—	5,456	—	—	5,456
Other comprehensive income	—	—	—	—	941	—	941
Net loss	—	—	—	—	—	(287,783)	(287,783)
Balance as of September 30, 2025	125,005,715	$1	$(45,010)	$2,560,814	$(4,260)	$(2,866,018)	$(354,473)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of January 1, 2024	121,629,861	$1	$2,304,220	$(3,675)	$(2,141,862)	$158,684
Issuance of common stock upon exercise of stock options	581,495	—	2,597	—	—	2,597
Vesting of restricted stock units	575,236	—	—	—	—	—
Common stock issued under employee stock purchase plan	371,826	—	7,212	—	—	7,212
Employee taxes paid related to net share settlement of restricted stock units	—	—	(7,658)	—	—	(7,658)
Stock-based compensation	—	—	104,045	—	—	104,045
Other comprehensive income	—	—	—	391	—	391
Net loss	—	—	—	—	(325,367)	(325,367)
Balance as of September 30, 2024	123,158,418	$1	$2,410,416	$(3,284)	$(2,467,229)	$(60,096)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024

OPERATING ACTIVITIES:
Net loss	$(287,783)	$(325,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,686	31,933
Operating lease costs	25,013	23,357
Gain on extinguishment of convertible notes	(13,672)	—
Stock-based compensation	123,027	104,045
Unrealized losses on marketable equity securities	—	47,225
Impairment of non-marketable equity securities	5,000	—
Interest income received on marketable debt securities	7,677	—
Other	(615)	1,492
Changes in operating assets and liabilities:
Accounts receivable, net	(5,971)	316
Inventory, net	(19,406)	(10,349)
Prepaid expenses and other current assets, net	(8,607)	(9,192)
Other assets, net	779	(1,561)
Accounts payable and accrued liabilities	(996)	(19,813)
Operating lease liabilities	(28,022)	(27,029)
Deferred revenue	15,503	9,598
Net cash used in operating activities	$(158,387)	$(175,345)
INVESTING ACTIVITIES:
Purchases of marketable debt securities	$—	$(307,323)
Maturities of marketable debt securities	307,323	35,000
Sales of marketable equity securities	—	19,195
Purchases of non-marketable equity securities	(9,000)	(2,500)
Purchases of property and equipment	(20,458)	(16,210)
Net cash provided by (used in) investing activities	$277,865	$(271,838)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	$6,046	$2,597
Proceeds from issuances of common stock under employee stock purchase plan	7,680	7,212
Employee taxes paid related to net share settlement of restricted stock units	(25,183)	(7,658)
Repurchase of treasury stock	(45,010)	—
Payment of debt issuance costs	(12,289)	—
Proceeds from unwinding of convertible note hedges	5,030	—
Other	2,831	(212)
Net cash (used in) provided by financing activities	$(60,895)	$1,939
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,177	(75)
Net increase (decrease) in cash, cash equivalents and restricted cash	59,760	(445,319)
Cash, cash equivalents and restricted cash—Beginning of period	629,755	1,133,687
Cash, cash equivalents and restricted cash—End of period	$689,515	$688,368
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$580,013	$585,022
Restricted cash	109,502	103,346
Total cash, cash equivalents and restricted cash	$689,515	$688,368
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the first quarter of 2025, the Company started to present revenue and cost of revenue in a single line on the accompanying condensed consolidated statement of operations. Accordingly, the Company adjusted its presentation of revenue and cost of revenue for the three and nine months ended September 30, 2024 to conform with the current period presentation. See Revenue Recognition section of Note 2 Summary of Significant Accounting Policies to the Company's condensed consolidated financial statements for additional information related to the disaggregation of revenue.

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
Restricted Cash
As of September 30, 2025 and December 31, 2024, the Company had restricted cash balance of $109.5 million and $104.2 million, of which $106.7 million and $103.6 million, respectively, were related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 8 Commitments and Contingencies - Legal Proceedings to the Company's condensed consolidated financial statements.
Non-Marketable Equity Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity security investments totaled $20.1 million and $16.1 million as of September 30, 2025, and December 31, 2024, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.
Non-marketable equity securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable equity securities is based on adverse changes in market conditions and the regulatory or economic environment; qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, the Company recorded an impairment of $5.0 million for one of its non-marketable equity security investments for the nine months ended September 30, 2025, included in other income (expense), net on the accompanying condensed consolidated statements of operations. In addition, the Company recorded an impairment of $22.1 million for another non-marketable equity security investment in the fiscal year of 2023. No other impairment or downward adjustments to the carrying value of the Company's non-marketable equity securities have been otherwise recorded.

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
The Company is subject to credit risk from its accounts receivable. The majority of the Company’s accounts receivable arises from the delivery of the Company's tests, and the performance of the Company's service and partnership agreements with biopharmaceutical companies and international laboratory partners, which generally have high credit ratings. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Accounts receivable are recorded net of allowance for credit losses, if any.
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

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2025	December 31, 2024
	2025	2024	2025	2024

	(unaudited)				(unaudited)
Customer A	*	*	*	*	*	14%
Customer B	29%	28%	29%	29%	13%	12%
Customer C	*	*	*	*	10%	11%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, international laboratory partners and distributors, including unbilled receivables. Unbilled receivables include balances due from biopharmaceutical customers related to service agreements that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of September 30, 2025, and December 31, 2024, the Company had unbilled receivables of $5.1 million and $3.4 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the three and nine months ended September 30, 2025, and 2024.

Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of September 30, 2025, there has been no impairment of goodwill.
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
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)
	(in thousands)
Oncology	$184,402	$141,197	$493,646	$397,214
Biopharma and data	54,731	46,547	156,127	128,067
Screening	24,112	1,003	44,603	1,003
Licensing and other	1,951	2,729	6,379	10,918
Total revenue	$265,196	$191,476	$700,755	$537,202

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
Revenue related to performance obligations satisfied in prior periods
For the three and nine months ended September 30, 2025, the Company recorded $16.8 million and $25.9 million, respectively, as revenue related to performance obligations satisfied in prior periods. For the three and nine months ended September 30, 2024, the Company recorded $18.2 million and $31.9 million, respectively, as revenue related to performance obligations satisfied in prior periods.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of billings in advance of revenue recognition from contracts with customers. For example, service contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent of billings prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of September 30, 2025 and December 31, 2024, the Company's deferred revenue balance was $56.4 million and $41.6 million, respectively, of which $9.5 million and $6.1 million was considered long-term and recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the nine months ended September 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $29.1 million, and revenue recognized in the nine months ended September 30, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $12.6 million, respectively.

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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2026, and for interim reporting periods within those annual reporting periods, with early adoption permitted and should be applied prospectively. The Company does not expect the adoption of this accounting pronouncement to have a material impact on its financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which provides updates on the criteria for capitalizing internal-use software costs and related disclosure requirements. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted and can be applied using either a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company is currently assessing the impact of adopting this accounting pronouncement on its financial statements.

3.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2025	December 31, 2024
	(unaudited)
	(in thousands)
Machinery and equipment	$138,507	$124,567
Leasehold improvements	105,015	103,569
Computer hardware	40,539	36,497
Construction in progress	21,387	28,136
Furniture and fixtures	8,471	7,874
Computer software	2,008	1,695
Property and equipment, gross	315,927	302,338
Less: accumulated depreciation	(191,318)	(165,525)
Property and equipment, net	$124,609	$136,813
Depreciation expense related to property and equipment was $9.0 million and $10.1 million for the three months ended September 30, 2025, and 2024, respectively, and $28.4 million and $30.2 million for the nine months ended September 30, 2025, and 2024, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
	(unaudited)
	(in thousands)
Operating lease liabilities	$26,395	$29,213
Other	45,312	39,132
Total accrued expenses	$71,707	$68,345
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$355	$355	$—	$—
Income deposit funds	106,742	—	106,742	—
U.S. government debt securities	539,787	—	539,787	—
Total cash equivalents and restricted cash	$646,884	$355	$646,529	$—

Financial Liabilities:
Contingent consideration	$2,885	$—	$—	$2,885
Total	$2,885	$—	$—	$2,885

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$57,151	$57,151	$—	$—
Income deposit funds	103,581	—	103,581	—
U.S. government debt securities	429,294	—	429,294	—
Total cash equivalents and restricted cash	$590,026	$57,151	$532,875	$—

U.S. government debt securities	$314,438	$—	$314,438	$—
Total short-term marketable debt securities	$314,438	$—	$314,438	$—

Total	$904,464	$57,151	$847,313	$—

Financial Liabilities:
Contingent consideration	$6,050	$—	$—	$6,050
Total	$6,050	$—	$—	$6,050
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

In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company was subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. In November 2023, Lunit issued bonus shares to its existing shareholders by allocating one new share for each existing share, and the Company was subject to the same lock-up period with the same restrictions for these bonus shares which expired in July 2024. In the second half of 2024, the Company sold all of its investment in Lunit. In addition, the Company recorded $1.2 million and $29.3 million unrealized losses for the three and nine months ended September 30, 2024, respectively, on its investment in Lunit held as of September 30, 2024, included in other income (expense), net on the Company's condensed consolidated statements of operations.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense in the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of September 30, 2025 and December 31, 2024, the Company's acquisition-related contingent consideration liability was $2.9 million and $6.1 million, respectively, of which zero and $2.1 million was considered long-term and recorded within other long-term liabilities on the Company's condensed consolidated balance sheets.
The following table summarizes the activities for the Level 3 financial instruments:

	Contingent Consideration
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)
	(in thousands)
Fair value — beginning of period	$4,770	$6,960	$6,050	$6,540
Increase in fair value	115	340	835	760
Settlement	(2,000)	—	(4,000)	—
Fair value — end of period	$2,885	$7,300	$2,885	$7,300
The Company considers the fair value of the Convertible Notes as of September 30, 2025, and December 31, 2024, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 6, Debt, for additional information related to the fair values of the Convertible Notes.

The following tables summarize the Company’s cash equivalents, restricted cash and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market funds	$355	$—	$—	$355
Income deposit funds	106,742	—	—	106,742
U.S. government debt securities	539,791	—	(4)	539,787
Total	$646,888	$—	$(4)	$646,884

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$57,151	$—	$—	$57,151
Income deposit funds	103,581	—	—	103,581
U.S. government debt securities	743,500	232	—	743,732
Total	$904,232	$232	$—	$904,464
None of the Company’s marketable debt securities had been in a continuous unrealized loss position for more than one year as of September 30, 2025 and December 31, 2024, respectively. There have been no realized gains or losses and no recognition of credit losses on marketable debt securities for the periods presented.
5.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of September 30, 2025, and December 31, 2024:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(6,623)	$5,263	5.1
Non-compete agreements and other covenant rights	5,100	(4,886)	214	0.5
Total intangible assets subject to amortization	$16,986	$(11,509)	$5,477
Intangible assets not subject to amortization:
Goodwill	$3,290	$—	$3,290
Total purchased intangible assets	$20,276	$(11,509)	$8,767

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(5,795)	$6,091	5.8
Non-compete agreements and other covenant rights	5,100	(4,431)	669	1.1
Acquired technology	1,600	(1,600)	—	0.0
Total intangible assets subject to amortization	$18,586	$(11,826)	$6,760
Intangible assets not subject to amortization:
Goodwill	$3,290	$—	$3,290
Total purchased intangible assets	$21,876	$(11,826)	$10,050
Amortization of finite-lived intangible assets was $0.4 million and $0.5 million for the three months ended September 30, 2025, and 2024, respectively, and $1.3 million and $1.7 million for the nine months ended September 30, 2025, and 2024, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2025	$387
2026	1,212
2027	1,107
2028	1,109
2029	765
2030 and thereafter	897
Total	$5,477
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
In February 2025, the Company entered into privately negotiated exchange agreements with certain holders of its 2027 Notes, pursuant to which the Company issued $600.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2031, or the 2031 Notes, in exchange for the retirement of $659.3 million aggregate principal amount of the 2027 Notes, or the Note Exchange Transaction. Following the closing of the Note Exchange Transaction, $490.7 million in aggregate principal amount of the 2027 Notes remain outstanding with terms unchanged. In addition, as a result of the Note Exchange Transaction, the Company recognized a gain on extinguishment of convertible notes of $13.7 million for the nine months ended September 30, 2025, included in other income (expense), net on the Company's condensed consolidated statements of operations.
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
Since the 2027 Notes and the 2031 Notes were not convertible as of September 30, 2025 and December 31, 2024, the net carrying amounts of the 2027 Notes and the 2031 Notes were classified as long-term liabilities.
The following table sets forth the net carrying amounts of the 2027 Notes and the 2031 Notes as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
	(unaudited)
	(in thousands)
2027 Notes
Outstanding principal amount	$490,660	$1,150,000
Less: unamortized debt issuance costs	(2,352)	(7,453)
Net carrying amount	$488,308	$1,142,547

2031 Notes
Outstanding principal amount	$600,000	$—
Add: unamortized debt premium	37,355	—
Less: unamortized debt issuance costs	(11,069)	—
Net carrying amount	$626,286	$—

Total net carrying amount	$1,114,594	$1,142,547
The total estimated fair value of the 2027 Notes was $467.4 million and $964.9 million as of September 30, 2025 and December 31, 2024, respectively, and the total estimated fair value of the 2031 Notes was $769.8 million as of September 30, 2025. The fair values were determined based on the closing trading price per $100 of the 2027 Notes and the 2031 Notes as of the last day of trading for the period.

The following table sets forth interest expenses recognized and effective interest rates represented related to the 2027 Notes and the 2031 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Coupon interest expense	$1,875	$—	$4,708	$—
Amortization of debt premium	(1,700)	—	(4,225)	—
Amortization of debt issuance costs	768	645	2,234	1,935
Total interest expense recognized	$943	$645	$2,717	$1,935

Effective interest rate:
2027 Notes	0.2%	0.2%	0.2%	0.2%
2031 Notes	0.4%	*	0.4%	*
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
7. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.2 to 7.8 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.

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
Operating lease expense was $8.6 million and $8.1 million for the three months ended September 30, 2025, and 2024, respectively, and $25.0 million and $23.4 million for the nine months ended September 30, 2025, and 2024, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	September 30, 2025	December 31, 2024
	(unaudited)
Weighted-average remaining lease term (in years)	6.9	7.5
Weighted-average discount rate	4.50%	3.82%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2025:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2025	$7,365
2026	34,385
2027	35,348
2028	35,198
2029	34,443
2030 and thereafter	98,957
Total operating lease payments	245,696
Less: imputed interest	(33,914)
Total operating lease liabilities	$211,782
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
On November 14, 2023, a jury verdict was entered in favor of TwinStrand Biosciences and the University of Washington and against the Company. The jury found that the Company willfully infringed U.S. Patent Nos. 10,287,631 and 10,760,127, and awarded TwinStrand Biosciences and the University of Washington $83.4 million in damages, representing a 6% royalty on past sales. As a result, the Company recorded a liability of $83.4 million in the fourth quarter of 2023, which was reflected as a charge to other operating expense on its consolidated statements of operations, and as a component of other long-term liabilities on its consolidated balance sheets. Post-trial motions were filed on March 4, 2024, where the Company moved to overturn the jury’s verdict, seek a new trial, and/or amend the judgment, and TwinStrand Biosciences moved for enhanced damages based on the jury's finding of willful infringement, pre- and post-judgment interest, and a go-forward running royalty. A hearing date has not yet been set on the post-trial motions. The Company strongly disagrees with the jury verdict and will vigorously contest the verdict and judgment through post-trial motions in the District Court, and if needed, through appeal to the U.S. Court of Appeals for the Federal Circuit. On October 6, 2025, the U.S. Court of Appeals for the Federal Circuit heard oral argument in an appeal from the U.S. Patent Trial and Appeal Board seeking to invalidate one of the two patents asserted by TwinStrand in the district court litigation. If the appeal is successful, it could result in the patent being declared invalid by the U.S. Patent and Trademark Office.
On June 11, 2024, the Company filed a patent infringement suit against Tempus AI, Inc., or Tempus, in the United States District Court for the District of Delaware alleging that Tempus infringes U.S. Patent Nos. 11,149,306; 9,902,992; 10,501,810; 10,793,916; and 11,643,693. The Company is seeking an injunction to stop Tempus’ infringement and compensatory damages. The case Guardant Health, Inc. v. Tempus AI, Inc., Case No. 1:24-cv-00687, has been assigned to Judge Gregory B. Williams. On October 21, 2024, Tempus moved to dismiss the Company’s suit alleging that some of the asserted patents were invalid. The Company opposed the motion, which is pending. The Court also entered a scheduling order with trial set for October 2028. On March 14, 2025, Tempus filed a patent infringement lawsuit in the United States District Court for the Southern District of California, alleging that the Company infringes U.S. Patent Nos. 10,957,041; 10,991,097; 11,640,859; and 12,112,839. The patents are generally directed at bioinformatic analysis technology. The court granted the Company's motion to transfer the case to the Northern District of California, which was then assigned to Judge Trina Thompson. A scheduling order has not yet been entered in the case. The Company maintains that Tempus’ allegations are without merit.
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
Other Legal Matters
The Company is currently a defendant in two wage and hour class action lawsuits filed in two separate California Superior Courts alleging violations of various provisions of the California Labor Code, including overlapping claims for failure to pay minimum wage, failure to pay overtime wage, off-the-clock work, meal and rest period violations, failure to reimburse business expenses, failure to pay all wages due upon termination, and failure to provide accurate wage statements. In one of the lawsuits, the plaintiff is also asserting class claims that the Company required employees to sign agreements containing an unlawful post-employment non-compete/non-solicitation clause restraining their engagement in a lawful trade or business. The plaintiffs in both actions seek class certification on behalf of similarly situated employees employed by the Company in California during the relevant statutory period. Each complaint seeks unspecified monetary damages, penalties, interest, and attorneys’ fees. The Company denies the allegations. At this stage of the proceedings, the court has not certified the case as a class action, and formal discovery has not yet commenced in either action. At this early stage of the litigation, the outcome of these two pending matters remains uncertain.
9.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of September 30, 2025, and December 31, 2024, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	September 30, 2025	December 31, 2024
	(unaudited)
Shares underlying outstanding stock options	4,987,566	4,631,750
Shares underlying unvested restricted stock units	7,558,342	7,020,251
Shares underlying unvested performance-based restricted stock units	1,268,235	1,290,684
Shares available for issuance under the 2018 Incentive Award Plan	9,659,638	8,079,498
Shares available for issuance under the 2018 Employee Stock Purchase Plan	3,004,890	2,208,577
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	3,476,495	3,916,766
Total	29,955,166	27,147,526
At-The-Market Offering Program
In August 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. As of September 30, 2025, no shares of the Company's common stock have been sold under the Sales Agreement.
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

10.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2025	11,996,264	4,631,750	$32.98	7.1	$35,980
2018 Plan annual increase(1)	3,689,000	—
Granted	(632,803)	632,803	43.97
Exercised	—	(220,541)	23.67
Canceled	56,446	(56,446)	30.93
Restricted stock units granted	(2,598,915)	—	—
Restricted stock units canceled	873,684	—	—
Performance-based restricted stock units granted	(281,378)	—	—
Performance-based restricted stock units adjusted for performance achievement	(144,972)	—	—
Performance-based restricted stock units canceled	178,807	—	—
Balance as of September 30, 2025	13,136,133	4,987,566	$34.65	6.7	$158,068
Vested and Exercisable as of September 30, 2025		2,823,123	$35.01	5.1	$96,723
(1)Effective as of January 1, 2025, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of an automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $3.1 million and $0.1 million for the three months ended September 30, 2025, and 2024, respectively, and $5.5 million and $9.1 million for the nine months ended September 30, 2025, and 2024, respectively
The weighted-average grant date fair value of options granted was $28.36 and $19.42 per share for the three months ended September 30, 2025, and 2024, respectively, and $27.54 and $15.35 per share for the nine months ended September 30, 2025, and 2024, respectively.
Future stock-based compensation for unvested options as of September 30, 2025 was $37.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2025	7,020,251	$30.11
Granted	2,598,915	43.27
Vested and released	(1,187,140)	36.67
Canceled	(873,684)	31.78
Balance as of September 30, 2025	7,558,342	$33.42
Future stock-based compensation for unvested restricted stock units as of September 30, 2025 was $192.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.
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
A summary of the Company’s PSU activity and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2025	1,290,684	$37.07
Granted	281,378	47.85
Vested and released	(269,992)	69.33
Adjusted for performance achievement	144,972	19.29
Canceled	(178,807)	63.34
Balance as of September 30, 2025	1,268,235	$26.86
Stock-based compensation recorded for the PSUs was $4.9 million and $22.7 million for the three months ended September 30, 2025, and 2024, respectively, and $12.7 million and $26.3 million for the nine months ended September 30, 2025, and 2024, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of September 30, 2025 was $25.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Cost of revenue	$2,501	$3,894	$7,444	$7,420
Research and development expense	13,478	18,643	39,788	38,413
Sales and marketing expense	11,185	13,215	32,458	27,633
General and administrative expense	15,644	14,017	43,337	30,579
Total stock-based compensation expense	$42,808	$49,769	$123,027	$104,045
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

(unaudited)
Expected term (in years)	5.79 - 6.10	5.81 - 6.09	5.50 - 6.10	5.50 - 6.09
Expected volatility	65.4% - 65.8%	68.7% - 69.2%	65.4% - 67.0%	67.8% - 69.4%
Risk-free interest rate	3.7% - 3.9%	3.8% - 4.1%	3.7% - 4.3%	3.8% - 4.5%
Expected dividend yield	—%	—%	—%	—%
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
Shares of common stock purchased under the ESPP were nil for the three months ended September 30, 2025 and 2024, and 310,387 and 371,826 for the nine months ended September 30, 2025 and 2024, respectively.
The grant date fair value of the stock purchase rights granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value stock options with the exception of the expected term which was based on the term of each purchase period.
No stock purchase rights were granted under the ESPP for the three months ended September 30, 2025, and 2024. The grant date fair value of the stock purchase rights granted under the ESPP for the nine months ended September 30, 2025 and 2024 was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2025	2024

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	69.0%	64.2%
Risk-free interest rate	4.3%	5.4%
Expected dividend yield	—%	—%

The total compensation expense related to the ESPP was $1.2 million and $0.9 million for the three months ended September 30, 2025, and 2024, respectively, and $4.0 million and $3.4 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, the unrecognized stock-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
11.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(92,725)	$(107,754)	$(287,783)	$(325,367)
Net loss per share, basic and diluted	$(0.74)	$(0.88)	$(2.32)	$(2.66)
Weighted-average shares used in computing net loss per share, basic and diluted	124,807	123,051	124,268	122,406
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Stock options	5,036	3,753	4,954	3,892
Restricted stock units	7,657	5,104	7,565	4,938
MSUs	—	—	—	646
PSUs	1,268	1,292	1,252	1,071
ESPP obligation	133	197	194	228
Convertible senior notes	13,152	8,225	13,152	8,225
Total	27,246	18,571	27,117	19,000
12.    Income Taxes
The income tax expense for the three and nine months ended September 30, 2025, and 2024, was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against domestic net deferred tax assets.
The income tax expense for the three and nine months ended September 30, 2025, and 2024, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
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
The following table presents a summary of the Company's segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Revenue	$265,196	$191,476	$700,755	$537,202
Less:
Cost of revenue (1)	90,872	70,421	241,353	203,988
Research and development expense (1)	75,790	68,366	223,234	214,720
Sales and marketing expense (1)	115,924	84,593	317,883	232,298
General and administrative expense (1)	37,136	34,381	102,626	95,581
Other segment items (2)	38,199	41,469	103,442	115,982
Net loss	$(92,725)	$(107,754)	$(287,783)	$(325,367)
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
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands)
United States	$249,440	$180,105	$659,733	$505,568
International	15,756	11,371	41,022	31,634
Total revenue	$265,196	$191,476	$700,755	$537,202
As of September 30, 2025, and December 31, 2024, 100% and 99%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

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
For early cancer detection, in May 2022, we launched the Shield LDT test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. In December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. In addition, in March 2023, we submitted a premarket approval application, or PMA, for our Shield blood test to the FDA. In July 2024, we received FDA approval of our Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, our Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, in June 2025, the National Comprehensive Cancer Network included our Shield blood test in its updated colorectal cancer screening guidelines. We also expect to expand into lung cancer screening and multi-cancer detection, or MCD, with our Shield platform. In June 2025, the FDA granted Breakthrough Device designation to our Shield MCD test to provide patients and healthcare providers with timely access to medical devices by speeding up their development, assessment and review. In addition, in October 2025, we expanded our Shield blood test to include a MCD results report with a data collection effort to better understand the clinical impact of MCD results. Patients are now able to receive an MCD results report when they take a Shield colorectal cancer test by agreeing to participate in a clinical data collection initiative.

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
We generated total revenue of $265.2 million and $191.5 million for the three months ended September 30, 2025, and 2024, respectively, and $700.8 million and $537.2 million for the nine months ended September 30, 2025, and 2024, respectively. We also incurred net losses of $92.7 million and $107.8 million for the three months ended September 30, 2025, and 2024, respectively, and $287.8 million and $325.4 million for the nine months ended September 30, 2025, and 2024, respectively. We have funded our operations to date principally from the sales of our common stock, issuances of convertible senior notes, and generation of our revenue. As of September 30, 2025, we had cash, cash equivalents and restricted cash of approximately $689.5 million.
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

•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. In addition, with respect to Guardant Reveal, in December 2022, we entered into a partnership with Susan G. Komen®, the world’s leading breast cancer organization, to bring the patient perspective to the development of clinical studies that help identify early-stage breast cancer patients who are at high risk of disease recurrence and may benefit from additional monitoring or therapy. With respect to Shield, in December 2022, we announced that the ECLIPSE study, a registrational study evaluating the performance of our Shield blood test for detecting colorectal cancer in average-risk adults, met co-primary endpoints. The test demonstrated 83% sensitivity in detecting individuals with colorectal cancer. Specificity was 90% in both individuals without advanced neoplasia and in those who had a negative colonoscopy result. These results exceed the performance criteria set forth by the CMS for reimbursement. This test also demonstrated 13% sensitivity in detecting advanced adenomas. Based on these study results, in March 2023, we submitted a PMA to the FDA for our Shield blood test. In July 2024, we received FDA approval of our Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease, and in August 2024, our Shield blood test became commercially available in the U.S. as the first blood test approved by the FDA for primary colorectal cancer screening, meaning healthcare providers can offer Shield in a manner similar to all other non-invasive methods recommended in screening guidelines. Shield is also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, in June 2025, the National Comprehensive Cancer Network included our Shield blood test in its updated colorectal cancer screening guidelines. In July 2025, we initiated patient enrollment for the required Shield post FDA-approval study with the goal of assessing our Shield blood test performance, which we refer to as the SOLAR study. The SOLAR study will continue patient enrollment into 2026, and we aim to conclude the SOLAR study by 2031. To clinically validate the performance of our next-generation Shield blood test in lung cancer screening in high-risk individuals ages 50-80, in January 2022, we initiated a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. In addition, in January 2025, our Shield multi-cancer detection, or MCD, test was selected for the Vanguard study funded by the National Cancer Institute, part of the National Institutes of Health. The Vanguard study is a four-year pilot study which initiated patient enrollment in June 2025 and will enroll up to 24,000 people to inform the design of a randomized controlled trial evaluating the use of MCD tests for cancer screening. In June 2025, the FDA also granted Breakthrough Device designation to our Shield MCD test to provide patients and healthcare providers with timely access to medical devices by speeding up their development, assessment and review. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
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
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Revenue	$265,196	$191,476	$700,755	$537,202
Costs and operating expenses:
Cost of revenue(1)	93,587	74,489	249,515	212,206
Research and development expense(1)	89,957	87,306	265,927	254,210
Sales and marketing expense(1)	127,375	97,880	351,279	260,172
General and administrative expense(1)	53,266	49,129	150,477	128,243
Total costs and operating expenses	364,185	308,804	1,017,198	854,831
Loss from operations	(98,989)	(117,328)	(316,443)	(317,629)
Interest income	7,391	13,257	24,063	42,038
Interest expense	(943)	(646)	(2,717)	(1,936)
Other income (expense), net	(48)	(3,007)	7,778	(47,272)
Loss before provision for income taxes	(92,589)	(107,724)	(287,319)	(324,799)
Provision for income taxes	136	30	464	568
Net loss	$(92,725)	$(107,754)	$(287,783)	$(325,367)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Cost of revenue	$2,501	$3,894	$7,444	$7,420
Research and development expense	13,478	18,643	39,788	38,413
Sales and marketing expense	11,185	13,215	32,458	27,633
General and administrative expense	15,644	14,017	43,337	30,579
Total stock-based compensation expense	$42,808	$49,769	$123,027	$104,045
In November 2020 and May 2021, we granted restricted stock units with certain performance metrics, or PSUs, consisting of a performance period of 4 years combined with an additional service period requirement of six months should the vesting criteria be met, with a grant date fair value of $113.40 per share and $148.19 per share, respectively. In the third quarter of 2024, the performance metrics of these PSUs were considered to be achieved; as such we recorded $24.8 million in stock-based compensation expense related to these PSUs, based on 219,161 shares granted with fair values of $113.40 per share and $148.19 per share, of which $2.4 million was recorded to cost of revenue, and $11.8 million, $6.5 million and $4.1 million was recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, respectively.

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Oncology	$184,402	$141,197	$43,205	31%
Biopharma and data	54,731	46,547	8,184	18%
Screening	24,112	1,003	23,109	*
Licensing and other	1,951	2,729	(778)	(29)%
Total revenue	$265,196	$191,476	$73,720	39%
*Not meaningful
Total revenue was $265.2 million for the three months ended September 30, 2025, compared to $191.5 million for the three months ended September 30, 2024, an increase of $73.7 million, or 39%.
Oncology revenue was $184.4 million for the three months ended September 30, 2025, compared to $141.2 million for the three months ended September 30, 2024, an increase of $43.2 million, or 31%. This increase was driven primarily by an increase in oncology test volume to approximately 74,000 for the three months ended September 30, 2025 from approximately 53,100 for the three months ended September 30, 2024. This increase was also attributable to an increase in reimbursement for our oncology tests, partially offset by a reduction in revenue related to performance obligations satisfied in prior periods.
Biopharma and data revenue was $54.7 million for the three months ended September 30, 2025, compared to $46.5 million for the three months ended September 30, 2024, an increase of $8.2 million, or 18%. This increase was driven primarily by the achievement of certain milestones of our companion diagnostic development and regulatory approval service agreements.
Screening revenue was $24.1 million for the three months ended September 30, 2025, generated from the delivery of approximately 24,000 of our Shield screening tests.
Cost of Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$93,587	$74,489	$19,098	26%
Cost of revenue was $93.6 million for the three months ended September 30, 2025, compared to $74.5 million for the three months ended September 30, 2024, an increase of $19.1 million, or 26%. This increase in cost of revenue was driven primarily by an increase in costs associated with performing our oncology, biopharma and screening tests, which was attributable to an increase in sample volume, partially offset by reduced cost per sample of our oncology tests, including Guardant Reveal and Guardant360 Liquid; and reduced cost per sample of our Shield screening test.
Operating Expenses
Research and development expense

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Research and development expense	$89,957	$87,306	$2,651	3%

Research and development expenses were $90.0 million for the three months ended September 30, 2025, compared to $87.3 million for the three months ended September 30, 2024, an increase of $2.7 million, or 3%. This increase was related to continued investment in the development of our technologies and products, primarily including an increase of $3.9 million in outside services costs related to clinical studies, and an increase of $3.1 million in personnel costs; partially offset by a decrease of $5.2 million in stock-based compensation.
Sales and marketing expense

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Sales and marketing expense	$127,375	$97,880	$29,495	30%
Sales and marketing expenses were $127.4 million for the three months ended September 30, 2025, compared to $97.9 million for the three months ended September 30, 2024, an increase of $29.5 million, or 30%. This increase was related to commercial team expansion and marketing activities to support the Shield product launch and existing product growth, primarily resulting in an increase of $22.0 million in personnel costs, and an increase of $7.9 million in marketing related costs; partially offset by a decrease of $2.0 million in stock-based compensation.
General and administrative expense

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
General and administrative expense	$53,266	$49,129	$4,137	8%
General and administrative expenses were $53.3 million for the three months ended September 30, 2025, compared to $49.1 million for the three months ended September 30, 2024, an increase of $4.1 million, or 8%, primarily driven by an increase of $2.7 million in information technology infrastructure costs.
Interest income

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Interest income	$7,391	$13,257	$(5,866)	(44)%
Interest income was $7.4 million for the three months ended September 30, 2025, compared to $13.3 million for the three months ended September 30, 2024, a decrease of $5.9 million, or 44%. This decrease was primarily due to reduced investment balances and lower available market rates of return on our investment portfolio.

Interest expense

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Interest expense	$(943)	$(646)	$(297)	46%
Interest expense was primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes for the three months ended September 30, 2025, and 2024. See Note 6, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the convertible notes exchange transaction.
Other income (expense), net

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(48)	$(3,007)	$2,959	(98)%
Other income (expense), net was immaterial for the three months ended September 30, 2025, and was a $3.0 million expense for the three months ended September 30, 2024, primarily attributable to $1.7 million of net unrealized and realized losses recorded for our marketable equity security investment in Lunit, Inc. during the period.
Provision for income taxes

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$136	$30	$106	353%
Provision for income taxes was immaterial for the three months ended September 30, 2025, and 2024.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Oncology	$493,646	$397,214	$96,432	24%
Biopharma and data	156,127	128,067	28,060	22%
Screening	44,603	1,003	43,600	*
Licensing and other	6,379	10,918	(4,539)	(42)%
Total revenue	$700,755	$537,202	$163,553	30%
*Not meaningful
Total revenue was $700.8 million for the nine months ended September 30, 2025, compared to $537.2 million for the nine months ended September 30, 2024, an increase of $163.6 million, or 30%.
Oncology revenue was $493.6 million for the nine months ended September 30, 2025, compared to $397.2 million for the nine months ended September 30, 2024, an increase of $96.4 million, or 24%. This increase was driven primarily by an increase in oncology test volume to approximately 197,000 for the nine months ended September 30, 2025 from approximately 149,400 for the nine months ended September 30, 2024. This increase was also attributable to an increase in reimbursement for our oncology tests, partially offset by a reduction in revenue related to performance obligations satisfied in prior periods.
Biopharma and data revenue was $156.1 million for the nine months ended September 30, 2025, compared to $128.1 million for the nine months ended September 30, 2024, an increase of $28.1 million, or 22%. This increase was driven primarily by an increase in volume of our GuardantINFINITY test, as well as an increase in revenue derived from the achievement of certain milestones of our companion diagnostic development and regulatory approval service agreements.
Screening revenue was $44.6 million for the nine months ended September 30, 2025, generated from the delivery of approximately 49,000 of our Shield screening tests.
Licensing and other revenue was $6.4 million for the nine months ended September 30, 2025, compared to $10.9 million for the nine months ended September 30, 2024, a decrease of $4.5 million, primarily due to a one-time revenue recorded related to one of our partnership agreements for the nine months ended September 30, 2024.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(dollars in thousands)
Cost of revenue	$249,515	$212,206	$37,309	18%
Cost of revenue was $249.5 million for the nine months ended September 30, 2025, compared to $212.2 million for the nine months ended September 30, 2024, an increase of $37.3 million, or 18%. This increase in cost of revenue was driven primarily by an increase in costs associated with performing our oncology, biopharma and screening tests, which was attributable to an increase in sample volume, partially offset by reduced cost per sample of our oncology tests, including Guardant Reveal and Guardant360 Liquid; and reduced cost per sample of our Shield screening test.
Operating Expenses
Research and development expense

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Research and development	$265,927	$254,210	$11,717	5%
Research and development expenses were $265.9 million for the nine months ended September 30, 2025, compared to $254.2 million for the nine months ended September 30, 2024, an increase of $11.7 million, or 5%. This increase was related to continued investment in the development of our technologies and products, primarily including an increase of $6.0 million in material costs, an increase of $5.9 million in personnel costs, and an increase of $4.4 million in information technology infrastructure costs; partially offset by a decrease of $6.9 million in outside services costs related to clinical studies.
Sales and marketing expense

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$351,279	$260,172	$91,107	35%

Sales and marketing expenses were $351.3 million for the nine months ended September 30, 2025, compared to $260.2 million for the nine months ended September 30, 2024, an increase of $91.1 million, or 35%. This increase was related to commercial team expansion and marketing activities to support the Shield product launch and existing product growth, primarily resulting in an increase of $50.2 million in personnel costs, an increase of $30.1 million in marketing related costs, an increase of $4.8 million in stock-based compensation, an increase of $3.1 million in information technology infrastructure costs, and an increase of $3.0 million in office and administrative costs.
General and administrative expense

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
General and administrative	$150,477	$128,243	$22,234	17%
General and administrative expenses were $150.5 million for the nine months ended September 30, 2025, compared to $128.2 million for the nine months ended September 30, 2024, an increase of $22.2 million, or 17%. This increase was primarily due to an increase of $12.8 million in stock-based compensation, and an increase of $9.0 million in information technology infrastructure costs.
Interest income

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Interest income	$24,063	$42,038	$(17,975)	(43)%
Interest income was $24.1 million for the nine months ended September 30, 2025, compared to $42.0 million for the nine months ended September 30, 2024, a decrease of $18.0 million, or 43%. This decrease was primarily due to reduced investment balances and lower available market rates of return on our investment portfolio.
Interest expense

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Interest expense	$(2,717)	$(1,936)	$(781)	40%
Interest expense was primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes for the nine months ended September 30, 2025, and 2024. See Note 6, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the convertible notes exchange transaction.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$7,778	$(47,272)	$55,050	(116)%
Other income (expense), net was a $7.8 million income for the nine months ended September 30, 2025, primarily attributable to a gain on extinguishment of convertible notes of $13.7 million related to the convertible notes exchange transaction completed in February 2025, partially offset by an impairment of $5.0 million recorded for one of our non-marketable equity security investments. Other income (expense), net was a $47.3 million expense for the nine months ended September 30, 2024, primarily attributable to $47.2 million of net unrealized and realized losses recorded for our marketable equity security investment in Lunit, Inc. during the period.

Provision for income taxes

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$464	$568	$(104)	(18)%
Provision for income taxes was immaterial for the nine months ended September 30, 2025, and 2024.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of September 30, 2025, we had an accumulated deficit of $2.9 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sales of our common stock, issuances of convertible notes and generation of our revenue. As of September 30, 2025, we had cash, cash equivalents and restricted cash of $689.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation.
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
At-The-Market Offering Program
In August 2024, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. As of September 30, 2025, no shares of our common stock have been sold under the Sales Agreement.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(158,387)	$(175,345)
Net cash provided by (used in) investing activities	$277,865	$(271,838)
Net cash (used in) provided by financing activities	$(60,895)	$1,939
Operating activities
Cash used in operating activities during the nine months ended September 30, 2025, was $158.4 million, which resulted from a net loss of $287.8 million, and changes in our operating assets and liabilities of $46.7 million, partially offset by reconciliation adjustments of $176.1 million. Reconciliation adjustments primarily consisted of $123.0 million of stock-based compensation, $29.7 million of depreciation and amortization, $25.0 million of operating lease costs, $7.7 million of interest income received on marketable debt securities, and $5.0 million of impairment on non-marketable equity security investments, partially offset by $13.7 million of gain on extinguishment of convertible notes. The changes in our operating assets and liabilities were primarily the results of a $28.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $19.4 million increase in inventory, net, a $8.6 million increase in prepaid expenses and other current assets, net, and a $6.0 million increase in accounts receivable, net, partially offset by a $15.5 million increase in deferred revenue.
Cash used in operating activities during the nine months ended September 30, 2024 was $175.3 million, which resulted from a net loss of $325.4 million, and changes in our operating assets and liabilities of $58.0 million, partially offset by reconciliation adjustments of $208.1 million. Reconciliation adjustments primarily consisted of $104.0 million of stock-based compensation, $47.2 million of net unrealized and realized losses on marketable equity security investment in Lunit, Inc., $31.9 million of depreciation and amortization, and $23.4 million of operating lease costs. The changes in our operating assets and liabilities were primarily the result of a $27.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $19.8 million decrease in accounts payable and accrued liabilities, a $10.3 million increase in inventory, net, and a $9.2 million increase in prepaid expenses and other current assets, net, partially offset by a $9.6 million increase in deferred revenue.
Investing activities
Cash provided by investing activities during the nine months ended September 30, 2025, was $277.9 million, which resulted primarily from maturities of marketable debt securities of $307.3 million, partially offset by purchases of property and equipment of $20.5 million, and purchases of non-marketable equity securities of $9.0 million.
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
Financing activities
Cash used in financing activities during the nine months ended September 30, 2025, was $60.9 million, which was primarily attributable to repurchase of treasury stock of $45.0 million, employee taxes paid related to net share settlement of restricted stock units of $25.2 million, and payment of debt issuance costs of $12.3 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $7.7 million, proceeds from exercise of stock options of $6.0 million, and proceeds from unwinding of convertible note hedges of $5.0 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those discussed previously.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents, restricted cash, and our indebtedness. As of September 30, 2025, we had cash, cash equivalents and restricted cash of $689.5 million held primarily in cash deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2025, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in an immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through September 30, 2025, we have generated an insignificant amount of revenue denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of September 30, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2025, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the third quarter of fiscal 2025, there were no material changes to our previously disclosed risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Terilyn Juarez Monroe, Chief People Officer	Adoption	8/2/2025	10/31/2025 – 5/3/2026	Y	Indeterminable	(2)
AmirAli Talasaz, Co-Chief Executive Officer and Director(3)	Termination	8/26/2025	5/1/2025 – 4/30/2026	Y	540,000
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)Ms. Monroe’s 10b5-1 trading plan provides for the sale of (i) 30,000 shares of our common stock upon exercise of stock options plus (ii) an indeterminable number of shares of our common stock underlying certain restricted stock unit and performance share unit awards that will vest during the duration of the trading arrangement.
(3)The plan was adopted by a trust as to which Mr. Talasaz has voting and dispositive power over the shares held by the trust.

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

GUARDANT HEALTH, INC.

Dated:	October 29, 2025	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2025	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2025	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)