Form 10-K
period 2025-12-31
Guardant Health, Inc.
filed 2026-02-19
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.2 billion (based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2025 of $52.04 per share).

As of February 13, 2026, the registrant had 131,170,441 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2026, or the 2026 Annual Meeting, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

GUARDANT HEALTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2025

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
PART I
Item 1. Business
Overview
We are a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. We are transforming patient care by providing critical insights into what drives disease through our advanced blood and tissue tests, real-world data and AI analytics. Our tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer. For patients with advanced-stage cancer, we offer the Guardant360 Liquid test, formerly known as the Guardant360 LDT test, and the Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, colorectal cancer and breast cancer. We also offer the Guardant360 Tissue test for advanced-stage cancer and the Guardant Reveal test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients. We have also expanded the Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. Our product portfolio is now powered by our Smart Platform, which utilizes methylation technology with genomic, epigenomic, and RNA-based data, to unlock multi-modal biology with proprietary chemistry, advanced algorithms and our InfinityAI learning engine.
We also collaborate with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantINFINITY blood test, also powered by our Smart Platform, which provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development, and the GuardantOMNI blood test for advanced-stage cancer. Using data collected from our tests and through AI-enabled analytical tools, we have also developed our GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
For early cancer detection, we offer the Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease. Shield is the first blood test approved by the FDA for primary colorectal cancer screening and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, our Shield blood test is included in the National Comprehensive Cancer Network colorectal cancer screening guidelines. We also expect to expand into lung cancer screening and multi-cancer detection, or MCD, with our Shield platform. The FDA has granted Breakthrough Device designation to our Shield MCD test to provide patients and healthcare providers with timely access to medical devices by speeding up their development, assessment and review. In addition, we have expanded our Shield blood test to include an MCD results report with a data collection effort to better understand the clinical impact of MCD results.

Our strategy
Our objective is to be the leading provider of therapy selection, minimal residual disease detection, and early cancer screening products for cancer management across all stages of the disease and drive commercial adoption of our products. To achieve this, we intend to:
•Increase awareness of our products by:
▪building awareness of our product portfolio and developing both blood and tissue testing across all stages of care;
▪employing screening awareness initiatives, including through direct-to-consumer channels, to support primary care clinician adoption, improve screening adherence and reach unscreened populations;
▪educating biopharmaceutical companies, key opinion leaders, or KOLs, and advocacy groups;
▪advocating for inclusion of our tests in treatment guidelines; and
▪expanding access to our products globally through direct investment and by leveraging our global network of partners.
•Expand clinical utility and increase reimbursement for our products by:
▪working with commercial and government payers to establish coverage and reimbursement for our tests;
▪investing in clinical and real-world evidence directly and through relationships with academia, biopharmaceutical companies and health systems to establish expanded indications for use;
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
▪providing seamless customer experiences through collaborations with electronic medical record partners and expanded phlebotomy access; and
▪expanding lab capabilities and services through partnerships.
•Expand our product portfolio by:
▪using our commercial engine and research and our development investment to generate data and analytical insights to enable development of new products;
▪taking a disciplined and systematic approach to product and market development for patient care across all stages of the disease;
▪utilizing our data, sample biobank and insights into biology of circulating tumor-related biomarkers in blood to develop our new products;
▪building on our regulatory and commercial infrastructure to accelerate new product launches and drive commercial efficiencies; and
▪using our strategic relationships, including our partnerships with cancer centers, research organizations, distributors and laboratory companies in Europe and Asia, to drive global commercialization of our products.

Our products and development program
We have launched various products and programs and we believe our product portfolio could address the full continuum of patient care, and has utility in both the clinical and biopharmaceutical markets.
Therapy Selection
Guardant360 CDx Test
We believe our Guardant360 CDx test was the first comprehensive liquid biopsy test approved by the FDA, and is the market leading comprehensive liquid biopsy test, based on the number of tests ordered. Our Guardant360 CDx test is a 74-gene test to provide tumor mutation profiling to be used by qualified health professionals in accordance with professional guidelines in oncology for cancer patients with any solid malignant neoplasm. Our Guardant360 CDx test has also been approved by the FDA for use as a companion diagnostic to identify NSCLC patients who may benefit from treatment with TAGRISSO® (osimertinib), RYBREVANT® (amivantamab-vjmw), LUMAKRAS™ (sotorasib) and ENHERTU® (fam-trastuzumab deruxtecan-nxki), breast cancer patients who may benefit from treatment with ORSERDU™ (elacestrant) and INLURIYO™ (imlunestrant), and colorectal cancer patients who may benefit from treatment with BRAFTOVI® (encorafenib), marketed by biopharmaceutical companies. Additional gene content and immune-oncology biomarkers (e.g. microsatellite instability, or MSI) are reported in a professional services compendium to the FDA approved CDx report. Results are typically delivered within five days following receipt of sample and delivered by a clinical report.
Guardant360 Liquid Test (formerly known as Guardant360 LDT Test)
The number of personalized therapy options for advanced cancer patients continues to grow, giving patients who may have cycled through standard of care therapies additional options. Our Guardant360 Liquid test measures 740+ genes and supports all guideline-recommended biomarkers, to help inform which therapy may be effective for advanced stage cancer patients with solid tumors, without the need to obtain archival tissue or subject the patient to another invasive biopsy. We have also introduced new smart applications for our Guardant360 Liquid test that greatly expand its biomarker identification and cancer subtyping capabilities to help oncologists identify optimal treatment plans. In addition, our Guardant360 Liquid test has been migrated to the Smart Platform which enables more sensitive genomic and epigenetic tumor fraction detection. Results are typically delivered within seven days following receipt of sample and delivered by a clinical report.
Guardant Reveal Test
In addition to minimal residual disease (MRD) detection, we have expanded our Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. Building on Guardant Reveal’s proven performance in MRD detection, the expanded offering leverages our proprietary epigenomic technology powered by the Smart Platform to predict therapy response across all therapy classes, including immunotherapy and chemotherapy, which most patients with advanced-stage cancer receive at some point during their treatment. Guardant Reveal therapy response monitoring can be initiated at any time during a patient’s treatment journey, offering clinicians flexibility and actionable insights in just seven days.
Guardant360 Tissue Test
To complement our liquid biopsy-based products, we offer Guardant Tissue, the first molecular profiling test for tumor tissue that incorporates comprehensive multiomics analysis, including DNA, RNA, AI-powered PD-L1 and genome-wide methylation data, to provide researchers and cancer care teams with a more comprehensive view of cancer. Powered by our Smart Platform, the Guardant360 Tissue test enables insights from comprehensive analysis of epigenetics that can apply to important classes of therapies in late-stage development and enables classification and subtyping of each individual tumor at a much higher resolution. In addition, the Guardant360 Tissue test requires less tissue surface area for analysis than the industry norm, which allows biopharmaceutical researchers and healthcare providers to successfully analyze tissue samples with fewer slides and thus test more patients using less precious tissue.
Minimal Residual Disease Detection and Recurrence Monitoring
Guardant Reveal Test
In the management of early-stage cancer, current tools do not identify all high-risk patients who will benefit from adjuvant therapy or detect recurrence early enough when it is most curable. We expect to address this need, first in early-stage colorectal, breast and lung cancers, with our Guardant Reveal tissue-free blood test for residual disease and recurrence monitoring. We believe the Guardant Reveal test has the potential to enable oncologists to improve the care of early-stage cancer patients by correctly identifying more high-risk patients than clinicopathologic review alone and by detecting recurrent disease months earlier than current standard of care methods like imaging carcinoembryonic antigen tests. We believe the Guardant Reveal test can improve turnaround by interrogating epigenomic signals from a single blood draw without the need for tissue. In addition, our Guardant Reveal test has been migrated to the Smart Platform which could maximize detection sensitivity without requiring tissue. Similar to our data development effort for our Guardant360 tests, we are investing heavily in establishing clinical validity and utility for the use of Guardant Reveal in adjuvant treatment and surveillance settings. We also believe our Guardant Reveal test may help biopharmaceutical companies identify new drug development opportunities. In return, these relationships could help us establish clinical utility for our tests and create new testing opportunities related to emerging therapies. Results are typically delivered within seven days following receipt of sample and delivered by a clinical report. In addition, we expect to expand our MRD portfolio to include a tissue-informed test.
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
In order to systematically address this need, we offer the Shield blood test to address the needs of individuals eligible for colorectal cancer screening. From a simple blood draw, Shield uses a novel multimodal approach to detect colorectal cancer signals in the bloodstream, including DNA that is shed by tumors. Our research and development results to date indicate that somatic signatures alone may be insufficient for detection of early-stage cancers with high sensitivity. For this reason, we have incorporated epigenomic signatures to enhance the performance of our Shield assay in these settings. Shield is the first blood test approved by the FDA for primary colorectal cancer screening and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, our Shield blood test is included in the National Comprehensive Cancer Network colorectal cancer screening guidelines.
We also expect to expand into lung cancer screening and multi-cancer detection, or MCD, with our Shield platform. The FDA has granted Breakthrough Device designation to our Shield MCD test to provide patients and healthcare providers with timely access to medical devices by speeding up their development, assessment and review. In addition, we have expanded our Shield blood test to include an MCD results report with a data collection effort to better understand the clinical impact of MCD results. Patients are now able to receive an MCD results report when they take a Shield colorectal cancer test by agreeing to participate in a clinical data collection initiative.
We believe that developing a blood test for early detection of cancer requires a vast amount of molecular and clinical data across all stages of the disease in order to better understand the biology and clinical relevance of tumor-specific biomarkers in blood. While we believe the benefits of early detection on clinical outcomes are widely known, early detection may also benefit biopharmaceutical companies by identifying a much larger at-risk population who may benefit from early therapeutic intervention or from preventative medicines. We also believe Shield is a platform that can expand well beyond cancer into many other diseases.
Biopharmaceutical Offerings
GuardantINFINITY Test
Our GuardantINFINITY test, powered by the Smart Platform, provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development. Our GuardantINFINITY assay provides a more comprehensive molecular profile of tumors than earlier assays, giving researchers access to novel genomic and epigenomic insights to provide a simultaneously deeper and more complete understanding of a tumor’s biology, its system-wide interactions and the associated immune response in a range of applications, from therapy selection to molecular response and longitudinal monitoring. The assay’s extensive methylome panel helps identify the unique methylation pattern that each tumor delivers, providing an important new dimension of research insights that has been largely unexplored in clinical development to date. GuardantINFINITY is available as a single modular assay with flexible configurations that can be tailored to fit a current application, along with the ability to unlock additional content modules at any time, without incurring the burden or delay of additional sample collection. The core module offers genotyping coverage of more than 800 genes with sample-level methylation detection and tumor fraction score for biomarker discovery, clinical research, therapy selection and response monitoring.
GuardantOMNI Test
Our GuardantOMNI test covers 500 genes, including genes associated with homologous recombination repair deficiency and biomarkers for immuno-oncology applications, such as tumor mutational burden and microsatellite instability. The test has a significantly larger genomic panel footprint than the Guardant360 Liquid test and has achieved comparable analytical performance in clinical studies, with the implemented additional enhancements to the assay efficiency and bioinformatics analysis to improve the sensitivity of our GuardantOMNI test. These enhancements are critical in the context of using the GuardantOMNI test in the retrospective testing of clinical study samples for translational science applications in collaboration with biopharmaceutical customers, as those samples are often available with only a limited volume of plasma. Validation data indicates that the GuardantOMNI test exceeds the Guardant360 Liquid test’s sensitivity for detecting clinically actionable biomarkers. At the same time, broader panel-wide performance of small variants is roughly similar to that of Guardant360 Liquid test. In addition, the broad genomic footprint of our GuardantOMNI test enables accurate measurement of tumor mutational burden.
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
Smart Platform
Our proprietary Smart Platform delivers multiomic insights leveraging genomic, epigenomic, and RNA-based data that are scalable from research to the clinic. Our Smart Platform drives significant research and development efficiencies and operating leverage, which supports performance improvements, faster turnaround time, cross-development of new applications and cost savings. Our Smart Platform provides a foundation for potentially faster and more powerful product evolution and valuable data generation by leveraging commonality in equipment, reagents, bioinformatics and staffing. We believe our Smart Platform is unlocking the power of the epigenome, broadening the understanding of what drives cancer biology while providing industry leading sensitivity at high specificity and low cost.
Clinical Studies and Publications
We are proactively pursuing studies to support the use of our genotyping tests as a preferred alternative or complementary approach to tissue testing to inform treatment selection at diagnosis and at disease progression. These studies are designed to provide evidence that our genotyping tests detect genomic alterations at rates comparable to standard-of-care tissue testing and may identify genomic alterations not detected by tissue-based testing. Our Guardant Reveal clinical study program evaluates the use of our blood-based tests for minimal residual disease detection and therapy monitoring across multiple cancer types. These studies are designed to assess the analytical and clinical performance of Guardant Reveal for detecting circulating tumor DNA following treatment, monitoring molecular changes over time, and supporting post-treatment surveillance and response assessment. In addition, our Shield clinical study program evaluates the performance of our tests in cancer screening, as well as assessing facilitators and barriers to cancer screening. The primary focus of these studies is to support the use of our tests for primary colorectal cancer screening, following FDA approval of our Shield blood test. Additional studies seek to evaluate the performance and use of our tests for lung cancer screening and multi-cancer detection in various clinical and population-based settings.

Results from our clinical study programs are disseminated through peer-reviewed scientific publications and scientific meeting presentations to support evidence generation, inform clinical practice discussions, educate clinicians and other oncology stakeholders, and contribute to discussions with public and private payers regarding coverage and reimbursement.
Commercialization
Successful commercial adoption of our tests by clinicians and biopharmaceutical companies is critical to our business. For clinicians, endorsement by KOLs, utilization by academic centers and inclusion in national treatment guidelines are important, especially for adoption in the local community setting. We believe that our relationships with key stakeholders across the oncology and primary care space have helped facilitate the use of our tests by clinicians and biopharmaceutical companies.
U.S. commercial efforts
We sell our tests to clinical customers in the United States through our targeted sales organization. Our clinician-focused sales organization in the United States is engaged in sales efforts and promotional activities primarily targeting oncologists, cancer centers and primary care physicians. Our sales representatives typically have extensive sales-related backgrounds, including in primary care, laboratory testing, therapeutics and oncology. We have supplemented the team with clinical oncology and primary care specialists with extensive medical affairs experience support in the field.
Our clinical commercial efforts are focused on driving adoption with community oncology practices, academic research institutions, primary care providers and health systems, and leading physician networks. As we continue to grow our sales organization, we are also expanding our reach to include large community practices, community oncology networks, integrated delivery payer-owned systems and government medical facilities that are looking for a reliable partner for comprehensive molecular information testing.
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
International commercial efforts and expansion
A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our tests in countries outside the United States primarily through direct contacts with insurers and hospitals, distributor relationships, and laboratory partnerships. Specifically, we have demonstrated the ability to deploy our technology to partner laboratories such as cancer centers, research organizations and laboratory companies, for the development of test assays based on our technology platform. We believe that this capability will be important in accelerating adoption of our platform and the performance of our testing globally. We are conducting studies in various jurisdictions, and have secured and will continue our efforts to secure reimbursement in several countries. In addition, we have established, and as these studies progress and we near commercial opportunities in these jurisdictions, will continue to seek to establish in-country laboratories and direct sales organizations.

In preparation for wider commercialization in the European Union, or the EU, we obtained a CE mark for our Guardant360 CDx test. In December 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our digital sequencing platform became available at the VHIO testing facility in Spain. In October 2021, we signed a partnership agreement with The Royal Marsden NHS Foundation Trust, or Royal Marsden, a premier cancer center within the United Kingdom, or the UK, for patient care, research and teaching of all types of cancer, and in April 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Royal Marsden testing facility in the UK. In September 2024, we signed a partnership agreement with Fondazione Policlinico Universitario Agostino Gemelli IRCCS, or Policlinico Gemelli, one of Italy’s largest and most renowned hospitals known for its advanced oncology services, including diagnostics, treatment, and research, to establish an in-house liquid biopsy testing service within its hospital system, and in December 2025, the liquid biopsy testing service based on our proprietary Guardant360® CDx technology became available at the Policlinico Gemelli facility in Italy.
We have expanded our operations and commercialization of our oncology and screening tests into Asia, the Middle East and Africa, primarily through distributor relationships, direct contacts with hospitals, and laboratory partnerships. In Japan, we have received regulatory approval of our Guardant360 CDx test as a companion diagnostic for identifying patients who may benefit from treatment with several therapies, from Japan's Ministry of Health, Labour and Welfare, or the MHLW. In addition, in July 2023, the MHLW granted national reimbursement approval for our Guardant360 CDx test for patients with advanced or metastatic solid tumor cancers in Japan.
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
We have provided testing services to patients covered by commercial payers with many cancer types and indications, some of the time as a non-participating provider. We have received reimbursement for tests across the spectrum of these patients, though for amounts that on average were significantly lower than for participating providers. Because we are not contracted with these payers, they determine the amount that they are willing to reimburse us for any of our tests and they can prospectively and retrospectively adjust the amount of reimbursement, subject to statute of limitations.
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
In addition to our existing covered and contracted payers, various laboratory benefit managers and evidence review organizations working with commercial payers have endorsed coverage of our Guardant360 CDx, Guardant360 Liquid, Guardant360 Tissue and Guardant Reveal tests. Additionally, our Shield blood test has received coverage for patients receiving community care authorized by the U.S. Department of Veterans Affairs and for active-duty service members and their families through TRICARE, the U.S. military’s health insurance coverage, with no copay for average-risk individuals ages 45 and older.

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
Current Procedural Terminology, or CPT, coding plays a significant role in how our tests are reimbursed both from commercial and governmental payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for our molecular diagnostics tests. Changes to the codes used to report to payers may result in significant changes in reimbursement. If their policies were to change in the future to cover additional cancer indications, we anticipate that our total reimbursement would increase. In January 2021, a proprietary laboratory analyses, or PLA code was issued for our Guardant360 CDx test with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status to the Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 Tissue test under the existing local coverage determination. The policy covers our Guardant360 Tissue test for

Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 Liquid test to the same rate as our Guardant360 CDx test. In January 2025, Palmetto GBA granted coverage for our Guardant Reveal test to monitor disease recurrence in patients with colorectal cancer in the surveillance setting following curative intent therapy. This represents an expansion from the prior Medicare coverage of our Guardant Reveal test for colorectal cancer in the early post-surgical setting only. In May 2025, the coverage for our upgraded Guardant360 Tissue test was expanded by Medicare to include both DNA and RNA testing.
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
Other Considerations
As of January 2026, 23 states, including California, have enacted laws that require biomarker testing to be covered for the purposes of diagnosis, treatment, appropriate management, or ongoing monitoring of disease or condition if the test is supported by medical and scientific evidence, and these enacted laws will mandate coverage for Guardant360 CDx, Guardant360 Liquid, Guardant360 Tissue and Guardant Reveal when certain criteria are met. In addition, several more states have current legislation in progress. While we believe that additional states might enact similar laws in the future, we cannot predict how these changes, if any, will affect our business and financial condition.
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
Our competitors within the liquid biopsy space for therapy selection include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018; Caris Life Sciences, Inc.; Tempus AI, Inc.; NeoGenomics, Inc.; Exact Sciences Corporation; BillionToOne, Inc.; Quest Diagnostics, Inc.; and Laboratory Corporation of America. In addition, Natera, Inc., Tempus AI, Inc., Exact Sciences Corporation, Myriad Genetics, Inc., Caris Life Sciences, Inc. Foundation Medicine, Inc., BillionToOne, Inc., Personalis, Inc., and Quest Diagnostics, Inc., among others, are our competitors in minimal residual disease detection. Additionally, our competitors in the early screening testing space include GRAIL, Inc., Exact Sciences Corporation, Freenome Holdings, Inc., Natera, Inc., and Delfi Diagnostics.
Competitors within the broader genomics profiling space based on tissue include most if not all of the competitors within the liquid biopsy space for therapy selection, that sell molecular diagnostic tests for cancer to physicians and have or may develop tests that compete with our tests. In addition, we are aware that certain of our customers are also developing their own tests and may decide to enter our market or otherwise stop using our tests.
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
Issued U.S. patents and their international counterparts currently in our patent portfolio that relate to various aspects of our technology and products are expected to expire between 2028 and 2045.
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
Regulatory framework for medical devices in the United States
Pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or the FDCA, the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostics, or IVDs. The FDA regulates, among other things, the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, advertising and promotion activities, sales, distribution and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval ("PMA") application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.

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
For example, in 2024 the agency issued a final rule that would have subjected many LDTs to medical device requirements, including premarket review and quality system regulations. That rule was subsequently vacated by a federal court and rescinded, restoring the prior status quo under which LDTs are primarily regulated under CLIA and the FDA generally does not enforce device requirements. However, the FDA has not disclaimed its view that it has statutory authority to regulate LDTs, and future rulemaking, legislation, or other regulatory action could impose additional requirements on some or all LDTs. Any such changes could increase our compliance costs, delay test development or commercialization, limit our ability to offer certain assays, or otherwise adversely affect our business, financial condition, and results of operations.
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

FDA Regulation of Companion Diagnostics
If safe and effective use of drug or biologic depends on an in vitro diagnostic, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product for that indication, the FDA may not approve the drug or new indication if the companion diagnostic device is not also approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population.
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
Employees and Human Capital
Our Employees
As of December 31, 2025, we had 2,506 employees, 2,490 of which are full-time employees and approximately 2,278 of which are in the U.S., with the remainder in Asia, Europe and Canada. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries, and we have never experienced any employment-related work stoppages. We also track voluntary and involuntary turnover rates and conduct periodic employee engagement surveys.
As part of our mission to conquer cancer, we continue to advance our human capital management practices, including efforts to maintain a workforce with diverse backgrounds and perspectives. We believe that a workforce with diverse backgrounds and perspectives supports innovation and the development of technologies for patients. We do not discriminate on the basis of race, religion, color, sex, gender identity, sexual orientation, age, non-disqualifying physical or mental disability, national origin, veteran status or any other basis covered by applicable law. All employment decisions are based on qualifications, merit, and business need, consistent with applicable law. Further, we have policies in place that prohibit all forms of harassment. We maintain policies and practices intended to promote a respectful and professional workplace and to prohibit harassment and discrimination of any kind.
As of December 31, 2025, based on self-identified data, our workforce was approximately 51% racially/ethnically diverse and 53% female. For leadership positions across the company, which are defined as director level and above, 32% self-identified as racially/ethnically diverse and 40% self-identified as women. As of December 31, 2025, women held 33% of the independent director seats on our Board.
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
We have incurred significant losses since our inception. For the years ended December 31, 2025, 2024 and 2023, we incurred net losses of $416.3 million, $436.4 million and $479.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $3.0 billion. To date, we have financed our operations principally from the sale of stock or convertible securities, and generation of our revenue. We have devoted substantially all of our resources to the development and commercialization of our current products and to research and development activities related to our future products, including clinical and regulatory initiatives to obtain marketing approval and sales and marketing activities. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.
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
•the volume and customer mix of our products;
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
Additionally, it is difficult to predict the amount we are able to collect for our tests from commercial payers. We receive reimbursement for our tests from several commercial payers for whom we are not a participating provider. Because we are not contracted with these payers, they determine the amount they are willing to reimburse us for tests. We have provided testing services to patients with many cancer types and indications, some of the time as a non-participating provider through 2025. When we have received payment as a non-participating provider, the amounts, on average, were significantly lower than for participating providers. Even when these payers have paid a claim, they may elect at any time to review previously paid claims for overpayment against these claims. In the event of an overpayment determination, the payer may offset the amount they determine they overpaid against amounts they owe us on current claims. We have limited leverage to dispute these retroactive adjustments and we cannot predict when, or how often, a payer might engage in these reviews. A significant amount of these offsets by one or more payers in any given quarter could have a material effect on our results of operations and cause them to fall below expectations or guidance we may provide. Our efforts to become a participating provider of a number of commercial payers may not be successful. Even when we have obtained positive coverage decisions for our tests from commercial payers and entered into agreements with them, such agreements typically are standard form contracts and may allow payers to terminate coverage on short notice, impose significant obligations on us and create additional regulatory and compliance hurdles for us.
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
Our development plan involves using data and analytical insights generated from our current products as a force multiplier of returns on research and development investment in our future products. However, if we are unable to generate additional or compatible data and insights, then we may not be able to advance our products under development as quickly, or at all, or without significant additional investment. In addition, we recently migrated some of our existing products to our Smart Platform. While we believe that this platform improves the tests and adds value, the tests may not perform as well as expected on the platform and the market might not accept the value proposition that we believe the platform provides.
As we develop products, we have made and will have to make significant investments in product development, marketing and selling resources, including investing heavily in clinical studies, which could adversely affect our future cash flows.
Our current revenue is primarily generated from sales of our tests and we are highly dependent on them for our success.
Our ability to execute our growth strategy and become profitable is highly dependent on the continued adoption and use of our tests, which accounted for 94%, 94% and 91% of our revenue in the years ended December 31, 2025, 2024 and 2023, respectively. Continued adoption and use of our tests will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that supports the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many biopharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for biopharmaceutical companies to switch diagnostic tests for their products, and our tests may not be widely accepted by biopharmaceutical companies, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, results of operations and financial condition would be materially and adversely affected. We cannot assure that our tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business and results of operations.
If our products do not meet the expectations of patients and our customers, our operating results, reputation and business could suffer.
Our success depends on the market’s confidence that we can provide reliable, high-quality products that will improve clinical outcomes, lower healthcare costs and enable better biopharmaceutical development. We believe that patients, clinicians and biopharmaceutical companies are likely to be particularly sensitive to product defects and errors in the use of our products, including if our products fail to detect genomic alterations with high accuracy from samples or if we fail to list or inaccurately include certain treatment options and available clinical studies in our test reports, and there can be no guarantee that our products will meet their expectations. Furthermore, if our competitors’ products do not perform to expectations, it may result in lower confidence in our tests as well. As a result, the failure of our products to perform as expected could significantly impair our operating results and our reputation. In addition, we may be subject to legal claims arising from any defects or errors in our products.
If we are unable to support demand for our current and future products, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage our anticipated growth, our business could suffer.
As our volume of test sales grows, we will need to continue to increase our workflow capacity for sample intake, customer service, billing and general process improvements, expand our internal quality assurance program and extend our platform to support comprehensive genomic analysis at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our products. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented, if at all, or that we will have adequate space in our laboratory facility or be able to secure additional facility space to accommodate such required expansion.
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
Biopharmaceutical customers collaborate with us for analysis of whole blood or plasma samples for multiple applications primarily to support clinical studies, including patient identification, companion diagnostics, retrospective testing and data services. In addition, we generate revenue from licensing our digital sequencing technologies to our domestic biopharmaceutical customers and international laboratory partners. In the years ended December 31, 2025, 2024 and 2023, revenue from our top five biopharmaceutical customers, including their affiliated entities, accounted for 11%, 13% and 14% of our total revenue, respectively. The revenue attributable to our biopharmaceutical customers may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue. Adverse speculation about our existing or potential relationships with biopharmaceutical companies may be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and business.
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
In September 2018, we began to receive reimbursement from Medicare for claims submitted with respect to our tests. Revenue attributable to Medicare accounted for more than 10% of our total revenue in each of the years ended December 31, 2025, 2024 and 2023. In addition, pursuant to CMS regulations, we cannot bill Medicare directly for tests provided for Medicare beneficiaries in some situations. CMS adopted an exception to its laboratory date of service regulation, and if certain conditions are met, molecular pathology testing laboratories such as us can rely on that exception to bill Medicare directly, instead of seeking payment from the hospital. If this exception is repealed or curtailed by CMS, or the laboratory date of service regulation is otherwise changed to adversely impact our ability to bill Medicare directly, our revenue could be materially reduced.
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
Growing understanding of the importance of biomarkers linked with therapy selection, minimal residual disease detection, and early cancer screening is leading to more companies offering services in genomic profiling. The promise of liquid biopsy testing is also leading to more companies attempting to enter the space and compete with us. Over the last year, that has included new and accelerated development programs by a number of potential competitors, and increasing levels of merger and acquisition activity by both existing and new competitors. Currently, our main competition is from diagnostic companies with products and services to profile genes in cancers based on either single-marker or comprehensive genomic profile testing, based on next-generation sequencing in either blood or tissue. This may change over the next few years as a result of new competitors entering through investment and acquisition activity. For example, recent merger and acquisition activity includes both completed and potential transactions with new and larger participants, some with greater resources than our legacy competitors.
Our competitors within the liquid biopsy space for therapy selection include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc. in 2018; Caris Life Sciences, Inc.; Tempus AI, Inc.; NeoGenomics, Inc.; Exact Sciences Corporation; BillionToOne, Inc.; Quest Diagnostics, Inc.; and Laboratory Corporation of America. In addition, Natera, Inc., Tempus AI, Inc., Exact Sciences Corporation, Myriad Genetics, Inc., Caris Life Sciences, Inc., Foundation Medicine, Inc., BillionToOne, Inc., Personalis, Inc. and Quest Diagnostics, Inc., among others, are our competitors in minimal residual disease detection. Additionally, our competitors in the early screening testing space include GRAIL, Inc., Exact Sciences Corporation, Freenome Holdings, Inc., and Delfi Diagnostics.
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
We rely on a limited number of suppliers or, in some cases, sole suppliers, including Illumina Inc., or Illumina, for certain sequencers, reagents, blood tubes and other equipment, software, instruments and materials that we use in our laboratory operations. An interruption in our laboratory operations could occur if we encounter delays or difficulties in securing these laboratory equipment, instruments or materials, and if we cannot then obtain an acceptable substitute. Any such interruption could significantly and adversely affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of the sequencers and as the sole provider of maintenance and repair services for these sequencers. Any disruption in operations of Illumina or other sole or limited suppliers or termination or suspension of our relationships with them could materially and adversely impact our supply chain and laboratory operations and thus our ability to conduct our business and generate revenue. These limited or sole suppliers could engage in diverse types of businesses, including selling products or providing services in competition with us, and there can be no assurance that we can continue to receive required equipment, software, instruments or materials from them.
We believe that there are only a limited number of other manufacturers that are capable of supplying and servicing the equipment, software, and materials necessary for our laboratory operations, including sequencers and various associated reagents, and potentially replacing our current suppliers. The use of equipment , software, or materials furnished by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time-consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate our tests. There can be no assurance that we will be able to secure alternative equipment, reagents and other materials, bring such equipment, reagents and materials online, and revalidate our tests without experiencing interruptions in our workflow. In the case of an alternative supplier for Illumina, for example, there can be no assurance that replacement sequencers and various associated reagents will be available or will meet our quality control and performance requirements for our laboratory operations. If we should encounter delays or difficulties in securing, reconfiguring or integrating the equipment and reagents we require for our products or in revalidating our products, our business, financial condition, results of operations and reputation could be materially and adversely affected.
If our existing laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to perform our tests and pursue our research and development efforts may be jeopardized.
We currently derive the majority of our revenue from tests performed at a single laboratory facility located in Redwood City, California. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render operations difficult or impossible for our laboratory facility. The inability to perform our tests or to reduce the backlog that could develop if our facility is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or enable a third party to practice our proprietary technology, particularly in light of licensure and accreditation requirements. Even if we are able to find a third party with such qualifications to perform our tests, the parties may be unable to agree on commercially reasonable terms.
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
•natural disasters, political and economic instability, including wars, terrorism, and political unrest, boycotts, tariffs, curtailment of trade and other business restrictions;
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
We market some of our tests, Guardant360 Liquid, Guardant360 Tissue, Guardant Reveal and Shield, as LDTs. LDTs are in vitro diagnostic tests that are intended for clinical use and are designed, manufactured, and used within a single laboratory. Although LDTs are classified as medical devices and the FDA has statutory authority to ensure that medical devices are safe and effective for their intended uses, the FDA has historically exercised enforcement discretion and has not enforced certain applicable FDA requirements, including premarket review, with respect to LDTs. While we believe that we are in material compliance with applicable laws and regulations, we cannot assure that the FDA will agree with us. If there are changes in FDA policy, or if the FDA disagrees that we are marketing our tests as LDTs within the scope of its policy of enforcement discretion, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical studies or take other actions prior to continuing to market our tests. This could significantly increase the costs and expenses of conducting, or otherwise harm, our business.
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

These regulations introduced risk-based classification for IVDs and require notified body involvement for various high complexity devices including next generation sequencing tests such as Guardant360 Liquid, Guardant360 Tissue, and Guardant Reveal. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must fulfill the clinical evidence and post-market performance evidence requirements. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the essential requirements we must demonstrate, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.
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
Changes to FDA Regulation of Companion Diagnostics Could Adversely Affect Our Business and Competitive Position
The FDA has proposed reclassifying certain companion diagnostic tests from Class III devices requiring PMA to Class II devices subject to special controls and the 510(k) process. Although the proposal is not final and its scope and implementation remain uncertain, any change to the regulatory framework for companion diagnostics could materially affect our business.
We have historically pursued the PMA pathway for our companion diagnostic tests, including liquid biopsy–based, next-generation sequencing assays developed in collaboration with biopharmaceutical partners. If companion diagnostics are down-classified, regulatory barriers to entry may be reduced, potentially increasing competition from new and existing diagnostic developers and leading to pricing pressure, reduced market share, or the need for increased investment to maintain differentiation.
In addition, changes in regulatory classification may require us to reassess our development strategies, evidentiary standards, quality systems, and lifecycle management plans. Uncertainty regarding the applicable regulatory pathway could complicate co-development timelines with pharmaceutical partners and affect contractual arrangements, launch sequencing, or the timing of associated revenues.
Because the proposal is subject to further review and potential modification, we cannot predict its final form or impact. Any significant changes to the regulation of companion diagnostics could have a material adverse effect on our business, financial condition, and results of operations.
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
Although we are a participating provider with some commercial payers, certain other large, national commercial payers, including Anthem, Aetna and Humana, have issued non-coverage policies that consider tissue and liquid CGP testing which are not FDA approved, including our Guardant360 and Tissue test, as experimental or investigational. If we are not successful in obtaining coverage from such payers, or if other payers issue similar non-coverage policies, our business and results of operations could be materially and adversely affected.
Medicare’s National Coverage Determination, or NCD, for Next Generation Sequencing, or NGS, states that NGS tests, such as our Guardant360 test, are covered by Medicare nationally, when: (1) performed in a CLIA-certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, including having recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. Effective August 7, 2020, our Guardant360 CDx test obtained national coverage under the NGS NCD consistent with its FDA-approved indications.

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
In March 2022, Palmetto GBA established coverage for our Guardant360 Tissue test under an existing LCD. The coverage, which is also applicable to Noridian, covers our Guardant360 Tissue test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA established coverage under an existing LCD for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy. This coverage, which also applies to Noridian, has an effective date of December 2021.

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
Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
In the EU, notified bodies must be officially designated to certify products and services in accordance with the IVDR. Without IVDR designation, notified bodies may not yet start certifying devices in accordance with the new regulation. As only a few notified bodies have been IVDR-designated to date, they are facing a heavy workload and their review times have lengthened. This situation could impact the way we are conducting or intend to conduct our business in the EU and the EEA.
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
In addition, the coding procedure used by third-party payers to identify various procedures, including our test, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payers usually require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology, or the CPT code. CPT coding plays a significant role in how our Guardant360 test is reimbursed both from commercial and governmental payers. The CPT code set is maintained by the American Medical Association, or AMA. In cases where there is not a specific CPT code to describe a test, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act, or PAMA authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes or PLA, to facilitate implementation of this section of PAMA. In addition, CMS maintains the Healthcare Common Procedure Coding System, or HCPCS, and may assign unique level II HCPCS code to tests that are not already described by a unique CPT code. New CPT "Category I" codes are issued annually and new PLA and level II HCPCS codes are issued as frequently as quarterly. Payers’ acceptance of the new code could be delayed, and transition to the new code could result in a decrease in reimbursement for our tests, both of which could potentially reduce revenue from commercial and government payers. In addition, Z-Code Identifiers are used by certain payers, including under Medicare's Molecular Diagnostic Services Program, or MolDx, to supplement CPT codes for molecular diagnostics tests such as our Guardant360 test. Following the FDA approval of our Guardant360 CDx test, a new Z-Code Identifier was issued in August 2020. In January 2021, a CPT PLA code was issued for our Guardant360 CDx test with an effective date in April 2021. Additionally, based on this new PLA code, we applied to the CMS for our Guardant360 CDx test to become an advanced diagnostic laboratory test, or ADLT. In March 2021, CMS approved ADLT status for the Guardant360 CDx test, based on which Medicare paid us at the actual list charge per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers and this rate will update annually based on the previous year’s private payer data submission. In April 2022, a CPT PLA code was issued for Guardant360 with an effective date in July 2022. In July 2022, a CPT PLA code was issued for Guardant360 Tissue with an effective date in October 2022. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 Liquid test to the same rate as our Guardant360 CDx test. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, we estimate the amount of revenue to be recognized at the time a test is provided and record revenue adjustments if and when the cash subsequently received for a test differs from the revenue recorded for the test. Due to this variability and unpredictability, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly. Additionally, if coding changes were to occur, payments for certain uses of our tests could be reduced, put on hold, or eliminated.
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
Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Laws in all 50 states require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, and creating new data privacy and security laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, or CCPA, creates certain data privacy rights for California residents. The CCPA increases the privacy and security obligations of entities handling certain personal information, and provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed or been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients, and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, or personally identifiable information along with increased demands for enhanced data security infrastructure, could greatly increase our costs of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional risks.
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
In addition, the interpretation and application of consumer, health-related, and data protection laws, especially with respect to genetic samples and data, in the United States, European Economic Area, or EEA, and elsewhere are often uncertain, contradictory, and in flux. We operate or may operate in a number of countries outside of the United States whose laws may in some cases be more stringent than the requirements in the United States. For example, EEA member states have specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the United States where our laboratory resides. In addition, some countries have stricter consumer notice and/or consent requirements relating to personal data collection, use or sharing, more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights. Moreover, international privacy and data security regulations may become more complex and have greater consequences. For instance, the General Data Protection Regulation, or GDPR, imposes stringent data protection requirements for the processing of personal data of persons within the EEA. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR imposes strict data protection compliance requirements including: providing detailed disclosures about how personal data is collected and processed; demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Failure to comply with the GDPR and other applicable privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition and results of operations.
European data protection law also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, in July 2020, the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. While the United States and EU have since adopted the EU-U.S. Data Privacy Framework, which serves as a replacement to the Privacy Shield, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Assuming that other requirements for patentability are met, in the United States, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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
•volume and customer mix for our products;
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
In 2020, we sold $1.15 billion aggregate principal amount of 0% convertible senior notes due 2027, or the 2027 Notes. In February 2025, we issued $600 million aggregate principal amount of 1.25% convertible senior notes due 2031, or the 2031 Notes in exchange for the retirement of approximately $659.3 million aggregate principal amount of the 2027 Notes, or the Note Exchange. In November 2025, we sold $402.5 million aggregate principal amount of 0% convertible senior notes due 2033, or the 2033 Notes (together with the 2027 Notes and 2031 Notes, the Notes). We may incur additional indebtedness to meet future needs. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:
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
In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert their Notes into shares of our common stock upon the occurrence of certain events. If one or more holders of the Notes elect to convert their Notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our financial condition. In the event the conditional conversion feature of the Notes is triggered, the conversion of some or all of the Notes will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon such conversion. The 2027 Notes, the 2031 Notes and the 2033 Notes may become in the future convertible at the option of the holders thereof prior to August 15, 2027, November 15, 2030 and February 15, 2033, respectively, under certain circumstances as provided in the respective indentures. Any sales in the public market of shares of our common stock issuable upon such conversion could adversely affect the price of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, and even anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The convertible note hedge may affect the value of the 2027 Notes and our common stock.
In connection with the sale of the 2027 Notes, we entered into convertible note hedge, or the 2027 Note Hedge, transactions with certain financial institutions, or option counterparties, certain of which were cancelled in connection with the Note Exchange. The remaining 2027 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes.
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
The option counterparties are financial institutions, and we are subject to the risk that any or all of them may default under the 2027 Note Hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
As a result of adverse geopolitical and macroeconomic developments, including tariffs and other trade actions and economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions and there has been increasing uncertainty about economic stability. If the equity and credit markets remain depressed or further deteriorate as a result of this global uncertainty, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
Our increasing usage of artificial intelligence technologies may expose us to operational, regulatory, legal, and reputational risks.
We currently utilize, and expect to increasingly rely on, artificial intelligence (AI) in our operations and certain of our products, and we may continue to adopt and integrate AI, including generative AI and broadly available foundation models from third parties, into our operations and products in the future. As adoption of AI technologies expands, our business may become dependent on the availability, performance, and integrity of these technologies, and integration challenges or failures could disrupt our operations. There is also a risk that we may not have access to the technology and resources to adequately incorporate ongoing advancements into our AI initiatives. If we are unable to match or surpass AI advances that our competitors implement, our competitive position could be impacted.
AI technologies may generate inaccurate, incomplete, biased, or otherwise misleading outputs. If we rely on flawed or deficient AI‑generated outputs, we could experience operational errors, diminished product performance, damage to our reputation and brand, and potential regulatory penalties or legal exposure.
Our reliance on third parties presents additional risks. Our partners and vendors are increasingly incorporating AI into their offerings, which may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. We have limited control over our partners’ and vendors’ data practices, security measures, and review processes, and unfavorable changes in accuracy or functionality could harm our operations.

We also use AI technologies licensed from third parties, and our ability to continue to use such technologies at scale may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our operations or unavailable for use, our business may be adversely affected. Additionally, the use of sensitive or proprietary data in AI workflows, by either us or third parties, may increase risks relating to privacy, cybersecurity, confidentiality, and intellectual property, including inadvertent disclosures or use of data for model training in ways that conflict with our legal obligations or customer expectations.
The legal and regulatory landscape for AI is rapidly evolving and may impose new requirements related to transparency, validation, documentation, governance, and data usage. Complying with these obligations could increase costs, slow product development and deployment, and create additional liability if we or our vendors fail to meet them. AI also presents emerging ethical and social issues and if our use of AI becomes controversial, we may experience competitive or reputational harm. If we are unable to effectively manage the risks associated with our increasing usage of AI technologies, including ensuring the accuracy and reliability of outputs, safeguarding data, and maintaining robust governance, our business, financial condition, and results of operations could be adversely affected.

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
Item 2. Properties
Our headquarters are located in Palo Alto, California, where we lease approximately 249,500 square feet of office and lab space. The lease for the Palo Alto office was entered into in July 2020 and has a term of 12 years with an option to renew the lease term for an additional 10 years. In addition, we have approximately 205,000 square feet of additional office and lab space in Redwood City and San Diego, California, and Long Island City, New York, with current lease expiration dates ranging from 2028 to 2031. We also maintain several additional domestic leased office and warehouse spaces and international leased office spaces.
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
Holders of record
As of February 13, 2026, there were 56 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.
Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, or the 2026 Proxy Statement.

Stock performance graph
The graph below shows a comparison of five-year cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index and the Nasdaq Biotechnology Index through December 31, 2025. The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on December 31, 2020 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Five-Year Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
$—
12/20
12/21
12/22
12/23
12/24
12/25
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
The following generally compares our results of operations for the years ended December 31, 2025 and 2024. A detailed discussion comparing our results of operations for the years ended December 31, 2024 and 2023 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
In 2025, we started to present revenue and cost of revenue in a single line on the accompanying consolidated statement of operations. Accordingly, we recast our presentation of revenue and cost of revenue for the years ended December 31, 2024 and 2023 to conform with the current year presentation. See Revenue Recognition section of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to the disaggregation of revenue. In addition, we included in this section a detailed discussion comparing our revenue and cost of revenue under the recast presentation for the years ended December 31, 2024 and 2023.
Overview
We are a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. We are transforming patient care by providing critical insights into what drives disease through our advanced blood and tissue tests, real-world data and AI analytics. Our tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer. For patients with advanced-stage cancer, we offer the Guardant360 Liquid test, formerly known as the Guardant360 LDT test, and the Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, colorectal cancer and breast cancer. We also offer the Guardant360 Tissue test for advanced-stage cancer and the Guardant Reveal test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients. We have also expanded the Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. Our product portfolio is now powered by our Smart Platform, which utilizes methylation technology with genomic, epigenomic, and RNA-based data, to unlock multi-modal biology with proprietary chemistry, advanced algorithms and our InfinityAI learning engine.
We also collaborate with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantINFINITY blood test, also powered by our Smart Platform, which provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development, and the GuardantOMNI blood test for advanced-stage cancer. Using data collected from our tests and through AI-enabled analytical tools, we have also developed our GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
For early cancer detection, we offer the Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease. Shield is the first blood test approved by the FDA for primary colorectal cancer screening and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, our Shield blood test is included in the National Comprehensive Cancer Network colorectal cancer screening guidelines. We also expect to expand into lung cancer screening and multi-cancer detection, or MCD, with our Shield platform. The FDA has granted Breakthrough Device designation to our Shield MCD test to provide patients and healthcare providers with timely access to medical devices by speeding up their development, assessment and review. In addition, we have expanded our Shield blood test to include an MCD results report with a data collection effort to better understand the clinical impact of MCD results.

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
We generated total revenue of $982.0 million, $739.0 million and $563.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. We also incurred net losses of $416.3 million, $436.4 million and $479.4 million in the years ended December 31, 2025, 2024 and 2023, respectively. We have funded our operations to date principally from the sales of our common stock, issuances of convertible senior notes, and generation of our revenue. See Note 7, Debt, and Note 10, Common Stock, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our convertible senior notes and common stock. As of December 31, 2025, we had cash, cash equivalents, restricted cash and marketable debt securities of approximately $1.3 billion.
Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Testing volume, pricing, and product and customer mix. Our revenue and cost of revenue are affected by the volume of tests, and average selling price per sample and cost per sample in relation to the mix of products and customers from period to period. We evaluate the volume of tests performed both for patients on behalf of clinicians and for biopharmaceutical companies, including tests delivered by labs operated by our strategic partners. Our performance depends on our ability to retain and broaden adoption of our existing and new products, with existing customers, as well as attract new customers.
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
In March 2021, the Centers for Medicare and Medicaid Services, or CMS, approved advanced diagnostic laboratory test, or ADLT, status to our Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 Tissue test under the existing local coverage determination. The policy covers our Guardant360 Tissue test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 Liquid test to the same rate as our Guardant360 CDx test. In January 2025, Palmetto GBA granted coverage for our Guardant Reveal test to monitor disease recurrence in patients with colorectal cancer in the surveillance setting following curative intent therapy. This represents an expansion from the prior Medicare coverage of our Guardant Reveal test for colorectal cancer in the early post-surgical setting only. In May 2025, the coverage for our upgraded Guardant360 Tissue test was expanded by Medicare to include both DNA and RNA testing.
In August 2024, following the FDA approval, our Shield blood test met the coverage requirements by Medicare based on the criteria established in its National Coverage Determination for blood-based colorectal cancer screening tests. The test is covered once every three years for eligible Medicare beneficiaries. In March 2025, CMS approved ADLT status for our Shield blood test for colorectal cancer screening, which initiated a specific, market-based approach to pricing the test for Medicare patients. In March 2025, our Shield blood test received coverage for patients receiving community care authorized by the U.S. Department of Veterans Affairs, or VA, as an in-network benefit, with no copay for average-risk individuals who are age 45 or older. Following Medicare coverage for our Shield blood test in August 2024, the VA network coverage is the first for individuals between the ages of 45 and 64. In addition, in January 2026, our Shield blood test received coverage for active-duty service members and their families through TRICARE, the U.S. military’s health insurance coverage, with no copay for average-risk individuals ages 45 and older.
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
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our oncology and screening tests in countries outside the United States primarily through distributor relationships, direct contracts with hospitals, and partnerships with local research organizations and laboratory companies.
In July 2023, Japan's Ministry of Health, Labour and Welfare granted national reimbursement approval for our Guardant360 CDx test for patients with advanced or metastatic solid tumor cancers in Japan.
In December 2020, we signed our first public private partnership agreement with Vall D'Hebron Institute of Oncology, or VHIO, one of Europe’s leading cancer research institutions, and in May 2022, the first blood-based cancer testing services in Europe based on our digital sequencing platform became available at the VHIO testing facility in Spain. In October 2021, we signed a partnership agreement with The Royal Marsden NHS Foundation Trust, or Royal Marsden, a premier cancer center within the United Kingdom, or the UK, for patient care, research and teaching of all types of cancer, and in April 2023, the blood-based cancer testing services based on our digital sequencing platform became available at Royal Marsden testing facility in the UK. In September 2024, we signed a partnership agreement with Fondazione Policlinico Universitario Agostino Gemelli IRCCS, or Policlinico Gemelli, one of Italy’s largest and most renowned hospitals known for its advanced oncology services, including diagnostics, treatment, and research, to establish an in-house liquid biopsy testing service within its hospital system, and in December 2025, the liquid biopsy testing service based on our proprietary Guardant360® CDx technology became available at the Policlinico Gemelli facility in Italy.

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
•Other operating expense. Our financial results might fluctuate significantly based upon the impact of our other operating expense, and in particular, our legal reserves, which could potentially decrease or increase significantly.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for more information.
Components of results of operations
Revenue
We derive our revenue from four major sources, including oncology, biopharma and data, screening, and licensing and other.
Oncology. Oncology revenue was previously presented as precision oncology revenue from tests for clinical customers. Oncology revenue includes amounts derived from the delivery of our oncology tests for clinical customers, including hospitals, cancer centers, research institutions and patients, and oncology tests delivered by labs operated by our strategic partners. In the United States, we submit claims to Medicare and private payers for reimbursement for our Guardant360 CDx, Guardant360 Liquid, Guardant360 Tissue, and Guardant Reveal tests performed for qualifying patients.
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

Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Year Ended December 31,
	2025	2024

	(in thousands)
Revenue	$982,021	$739,016
Costs and operating expenses:
Cost of revenue(1)	349,007	289,799
Research and development expense(1)	364,191	347,753
Sales and marketing expense(1)	494,661	364,935
General and administrative expense(1)	211,410	180,123
Total costs and operating expenses	1,419,269	1,182,610
Loss from operations	(437,248)	(443,594)
Interest income	34,095	53,691
Interest expense	(3,897)	(2,581)
Other income (expense), net	(10,490)	(42,605)
Loss before (benefit from) provision for income taxes	(417,540)	(435,089)
(Benefit from) provision for income taxes	(1,263)	1,284
Net loss	$(416,277)	$(436,373)
(1)Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Cost of revenue	$10,699	$9,365
Research and development expense	50,937	50,566
Sales and marketing expense	44,724	36,479
General and administrative expense	59,857	44,001
Total stock-based compensation expense	$166,217	$140,411
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

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
Oncology	$683,595	$542,827	$140,768	26%
Biopharma & data	210,132	177,579	32,553	18%
Screening	79,732	5,124	74,608	*
Licensing and other	8,562	13,486	(4,924)	(37)%
Total revenue	$982,021	$739,016	$243,005	33%
*Not meaningful
Total revenue was $982.0 million for the year ended December 31, 2025, compared to $739.0 million for the year ended December 31, 2024, an increase of $243.0 million, or 33%.
Oncology revenue was $683.6 million for the year ended December 31, 2025, compared to $542.8 million for the year ended December 31, 2024, an increase of $140.8 million, or 26%. This increase was driven primarily by an increase in oncology test volume to approximately 276,000 for the year ended December 31, 2025, from approximately 206,700 for the year ended December 31, 2024.
Biopharma and data revenue was $210.1 million for the year ended December 31, 2025, compared to $177.6 million for the year ended December 31, 2024, an increase of $32.6 million, or 18%. This increase was driven primarily by an increase in volume of our GuardantINFINITY test, as well as an increase in revenue derived from the achievement of certain milestones of our companion diagnostic development and regulatory approval service agreements and revenue derived from our data services.
Screening revenue was $79.7 million for the year ended December 31, 2025, generated from the delivery of approximately 87,000 of our Shield screening tests.
Licensing and other revenue was $8.6 million for the year ended December 31, 2025, compared to $13.5 million for the year ended December 31, 2024, a decrease of $4.9 million, primarily due to nonrecurring milestone revenue recorded related to one of our partnership agreements for the year ended December 31, 2024.
Cost of Revenue

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue	$349,007	$289,799	$59,208	20%
Cost of revenue was $349.0 million for the year ended December 31, 2025, compared to $289.8 million for the year ended December 31, 2024, an increase of $59.2 million, or 20%. This increase in cost of revenue was driven primarily by an increase in sample volume of our oncology, biopharma and screening tests, partially offset by reduced cost per sample of our tests, primarily Guardant Reveal, Guardant360 Liquid and Shield screening tests.
Operating Expenses
Research and development expense

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development expense	$364,191	$347,753	$16,438	5%

Research and development expenses were $364.2 million for the year ended December 31, 2025, compared to $347.8 million for the year ended December 31, 2024, an increase of $16.4 million, or 5%. This increase was related to continued investment in the development of our technologies and products, primarily including an increase of $9.6 million in personnel costs, an increase of $6.7 million in material costs, and an increase of $3.8 million in information technology infrastructure costs; partially offset by a decrease of $6.5 million in outside services costs related to clinical studies.
Sales and marketing expense

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing expense	$494,661	$364,935	$129,726	36%
Sales and marketing expenses were $494.7 million for the year ended December 31, 2025, compared to $364.9 million for the year ended December 31, 2024, an increase of $129.7 million, or 36%. This increase was related to commercial team expansion and marketing activities to support both the Shield product launch and existing products growth, primarily resulting in an increase of $77.0 million in personnel costs, an increase of $35.1 million in marketing activity related costs, an increase of $8.2 million in stock-based compensation, an increase of $4.8 million in office and administrative costs, and an increase of $4.7 million in information technology infrastructure costs.
General and administrative expense

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative expense	$211,410	$180,123	$31,287	17%
General and administrative expenses were $211.4 million for the year ended December 31, 2025, compared to $180.1 million for the year ended December 31, 2024, an increase of $31.3 million, or 17%. This increase was primarily due to an increase of $15.9 million in stock-based compensation, an increase of $13.9 million in information technology infrastructure costs, and an increase of $4.0 million in outside service costs; partially offset by a decrease of $5.6 million in legal expenses.
Interest income

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
Interest income	$34,095	$53,691	$(19,596)	(36)%
Interest income was $34.1 million for the year ended December 31, 2025, compared to $53.7 million for the year ended December 31, 2024, a decrease of $19.6 million, or 36%. This decrease was primarily due to reduced average investment balances and lower available market rates of return on our investment portfolio.
Interest expense

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(3,897)	$(2,581)	$(1,316)	51%
Interest expense was primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes for the years ended December 31, 2025, and 2024. See Note 7, Debt to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our convertible senior notes.

Other income (expense), net

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
Other income (expense), net	$(10,490)	$(42,605)	$32,115	(75)%
Other income (expense), net was a $10.5 million expense for the year ended December 31, 2025, primarily attributable to an impairment of $18.6 million recorded for our non-marketable equity security investments, partially offset by a gain on extinguishment of convertible notes of $13.7 million related to the convertible notes exchange transaction completed in February 2025. Other income (expense), net was a $42.6 million expense for the year ended December 31, 2024, primarily due to $44.4 million of net unrealized and realized losses recorded for our marketable equity security investment in Lunit, Inc. during the period.
(Benefit from) provision for income taxes

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands)
(Benefit from) provision for income taxes	$(1,263)	$1,284	$(2,547)	(198)%
The (benefit from) provision for income taxes for the years ended December 31, 2025 and 2024 was insignificant.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Oncology	$542,827	$403,876	$138,951	34%
Biopharma & data	177,579	136,351	41,228	30%
Screening	5,124	—	5,124	*
Licensing and other	13,486	23,721	(10,235)	(43)%
Total revenue	$739,016	$563,948	$175,068	31%
* Not meaningful
Total revenue was $739.0 million for the year ended December 31, 2024, compared to $563.9 million for the year ended December 31, 2023, an increase of $175.1 million, or 31%.
Oncology revenue was $542.8 million for the year ended December 31, 2024, compared to $403.9 million for the year ended December 31, 2023, an increase of $139.0 million, or 34%. This increase was driven primarily by an increase in oncology test volume and an increase in reimbursement for our oncology tests. Total oncology test volume increased to approximately 206,700 for the year ended December 31, 2024, from approximately 172,900 for the year ended December 31, 2023. The increase in reimbursement for our tests for the year ended December 31, 2024 was primarily attributable to an increase in Medicare reimbursement for our Guardant360 Liquid test to $5,000, effective January 1, 2024; and increases in Medicare Advantage and commercial payer reimbursement.
Biopharma and data revenue was $177.6 million for the year ended December 31, 2024, compared to $136.4 million for the year ended December 31, 2023, an increase of $41.2 million, or 30%. This increase was driven primarily by an increase in volume of our GuardantINFINITY test, as well as an increase in revenue derived from the achievement of certain milestones of our companion diagnostic development and regulatory approval service agreements.
Screening revenue was $5.1 million for the year ended December 31, 2024, primarily generated from the delivery of approximately 6,400 of our Shield screening tests for the three months ended December 31, 2024, following the FDA approval.

Licensing and other revenue was $13.5 million for the year ended December 31, 2024, compared to $23.7 million for the year ended December 31, 2023, a decrease of $10.2 million, or 43%, primarily due to a decrease of $7.2 million associated with our partnership agreements and a reduction of $3.2 million in royalty revenue.
Cost of Revenue

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue	$289,799	$227,052	$62,747	28%
Cost of revenue was $289.8 million for the year ended December 31, 2024, compared to $227.1 million for the year ended December 31, 2023, an increase of $62.7 million, or 28%. This increase in cost of revenue was driven primarily by an increase in sample volume of our oncology, biopharma and screening tests.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of December 31, 2025, we had an accumulated deficit of $3.0 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sales of our common stock, issuances of convertible notes and generation of our revenue. As of December 31, 2025, we had cash, cash equivalents, restricted cash and marketable debt securities of $1.3 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable debt securities consisting primarily of commercial paper and U.S. treasury securities that can be immediately liquid.
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
If our available cash, cash equivalents, restricted cash and marketable debt securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Annual Report on Form 10-K, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all. See Note 7, Debt, and Note 10, Common Stock, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our convertible senior notes and common stock.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(184,760)	$(239,858)
Net cash used in investing activities	(627,202)	(261,308)
Net cash provided by (used in) financing activities	$671,133	$(996)
Operating activities
Cash used in operating activities during the year ended December 31, 2025 was $184.8 million, which resulted from a net loss of $416.3 million and changes in our operating assets and liabilities of $14.4 million, partially offset by reconciliation adjustments of $245.9 million. Reconciliation adjustments primarily consisted of $166.2 million of stock-based compensation, $39.7 million of depreciation and amortization, $33.6 million of operating lease costs, and $18.6 million of impairment on nonmarketable equity security investments; partially offset by $13.7 million of gain on extinguishment of convertible notes. The changes in our operating assets and liabilities was primarily the result of a $37.5 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $28.2 million increase in accounts receivable, net, a $14.8 million increase in inventory, net, and a $6.4 million increase in prepaid expenses and other current assets, net; partially offset by a $52.7 million increase in accounts payable and accrued liabilities, and a $19.5 million increase in deferred revenue.
Cash used in operating activities during the year ended December 31, 2024 was $239.9 million, which resulted from a net loss of $436.4 million and changes in our operating assets and liabilities of $60.9 million, partially offset by reconciliation adjustments of $257.4 million. Reconciliation adjustments primarily consisted of $140.4 million of stock-based compensation, $44.4 million of net unrealized and realized losses on marketable equity security investment in Lunit, inc., $42.4 million of depreciation and amortization, and $31.1 million of operating lease costs; partially offset by $6.8 million of amortization of discount on marketable debt securities. The changes in our operating assets and liabilities was primarily the result of a $36.1 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $21.4 million increase in accounts receivable, net, a $9.1 million increase in inventory, net, a $7.7 million increase in prepaid expenses and other current assets, net, and a $2.8 million decrease in accounts payable and accrued liabilities; partially offset by a $18.7 million increase in deferred revenue.
Investing activities
Cash used in investing activities during the year ended December 31, 2025 was $627.2 million, which resulted primarily from purchases of marketable debt securities of $818.2 million, business acquisition net of cash acquired of $59.0 million, purchases of property and equipment of $48.3 million, and purchases of non-marketable equity security investments of $9.0 million; partially offset by maturities of marketable debt securities of $307.3 million.
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
Financing activities
Cash provided by financing activities during the year ended December 31, 2025 was $671.1 million, which was primarily attributable to proceeds from issuance of convertible senior notes of $402.5 million, proceeds from equity offering of $257.1 million, proceeds from treasury stock reissuance upon equity offering of $87.9 million, proceeds from exercise of stock options of $19.2 million, and proceeds from issuances of common stock under our employee stock purchase plan of $13.6 million; partially offset by repurchase of treasury stock of $45.0 million, employee taxes paid related to net share settlement of restricted stock units of $30.5 million, payment of debt issuance costs of $24.6 million, and payment of equity offering costs of $17.7 million.

Cash used in financing activities during the year ended December 31, 2024 was $1.0 million, which was primarily attributable to employee taxes paid related to net share settlement of restricted stock units of $15.7 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $11.7 million and proceeds from exercise of stock options of $3.1 million.
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
Revenue recognition
We derive revenue from four major sources, including oncology, biopharma and data, screening, and licensing and other. We currently receive payments from third-party commercial and governmental payers, certain hospitals and oncology centers, and individual patients, as well as biopharmaceutical companies, research institutes, international laboratory partners and distributors.
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
Oncology revenue is recognized at the time results of the test are reported to physicians. Most oncology tests requested by clinical customers are sold without a written agreement; however, we determine an implied contract exists with our clinical customers. We identify each sale of our test to a clinical customer as a single performance obligation. With the exception of certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. We estimate the variable consideration under the portfolio approach and consider the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. We monitor the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. We analyze the actual cash collections over the expected reimbursement period and compare it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue, subject to assessment of the risk of cumulative future revenue reversal.
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
Revenue from the delivery of our tests for biopharmaceutical customers are based on a negotiated price per test or on the basis of an agreement to provide certain testing volume over a defined period. We identify our promise to transfer a series of distinct tests to biopharmaceutical customers as a single performance obligation. Tests for biopharmaceutical customers are generally billed at a fixed price for each test performed. For agreements involving testing volume to be satisfied over a defined period, revenue is recognized over time based on the number of tests performed as the performance obligation is satisfied over time. Results of our tests are delivered electronically, and as such there are no shipping or handling fees incurred by us or billed to customers.
In addition, we collaborate with biopharmaceutical companies in the development of new drugs. As part of these collaborations, we provide services related to regulatory filings to support companion diagnostic device submissions for our testing panels. Under these collaborations, we generate revenue from achievement of milestones. The transaction price of these contracts typically represents variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. The constraint for variable consideration is applied to the contract price such that it is probable a significant cumulative reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. We also provide other services to our biopharmaceutical customers, such as monitoring and maintenance, GuardantINFORM data services and GuardantConnect referral services. These revenues are generally recognized over time based on an input method to measure progress in the service period, utilizing costs incurred to-date relative to total expected costs as its measure of progress.
Screening
Screening revenue, previously included in other revenue, includes amounts derived from the delivery of our Shield screening tests. As is the case with our Oncology revenue, we recognize our Screening revenue at the time the results of the tests are reported. Due to consistencies with our Oncology revenue, we apply the concepts of variable consideration under the portfolio approach to our Screening revenue in a manner consistent with that of our Oncology revenue, described above.
Licensing and other
We also derive revenue from licensing our technologies, previously included in other revenue. We recognize licensing and other revenue based on the nature and terms of the technology licensing arrangements.
Contracts with multiple performance obligations
Our contracts with biopharmaceutical customers and international laboratory partners may include multiple distinct performance obligations, such as delivery of our tests, performance of the above-mentioned services, and licensing our technologies, among others. We evaluate the terms and conditions included within our contracts with biopharmaceutical customers and international laboratory partners to ensure appropriate revenue recognition. We first identify material promises, in contrast to immaterial promises or administrative tasks, under the contract, and then evaluate whether these promises are both capable of being distinct and distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, we consider whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party as well as the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, we consider whether we provide a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.
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

Stock-based compensation
We measure the grant date fair value of our service-based and performance-based restricted stock units issued to employees and non-employees based on the closing market price of the common stock on the date of grant. For restricted stock units with only service-based vesting conditions, compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for restricted stock units with performance metrics, or PSUs, is calculated based upon expected achievement of the metrics specified in the grant, and is recognized using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. No stock-based compensation expense is recorded for PSUs, unless it is determined to be probable that the related performance metrics will be met. In addition, a cumulative adjustment will be recorded in the period when the probability of achieving the related performance metrics is adjusted. For awards granted with a market condition, we derive the grant date fair value using the Monte Carlo simulation model and the related compensation expense is recognized over the requisite service period using an accelerated attribution model commencing on the grant date. Any awards that remain unvested at the end of the performance period will be forfeited. Forfeitures are accounted for as they occur.
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
Expected Volatility
Prior to the commencement of trading of our common stock on the Nasdaq Global Select Market on October 4, 2018 in connection with our IPO, there was no active trading market for our common stock. Due to limited historical data for the trading of our common stock, for awards granted prior to fiscal year 2025, expected volatility was estimated based on the average volatility for comparable publicly traded peer group companies in the same industry plus our expected volatility for the available periods. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty. As sufficient trading data became available, for awards granted since fiscal year 2025, we estimate expected volatility based on its own historical stock price volatility.
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

Black-Scholes Assumptions
The weighted-average assumptions used in our Black-Scholes option-pricing model were as follows for stock option granted to our employees, directors and non-employees for the periods presented:

Year Ended December 31,
	2025	2024	2023

Expected term (in years)	5.50 – 6.10	5.50 – 6.09	5.50 – 6.10
Expected volatility	65.4% – 67.2%	67.4% – 69.4%	69.3% – 70.5%
Risk-free interest rate	3.7% – 4.3%	3.8% – 4.5%	3.4% – 4.5%
Expected dividend yield	—%	—%	—%
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents, restricted cash, marketable debt securities and our indebtedness. As of December 31, 2025, we had cash, cash equivalents, restricted cash and marketable debt securities of $1.3 billion held primarily in cash deposits, money market funds, commercial paper and U.S. government debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of December 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through December 31, 2025, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of December 31, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
Guardant Health, Inc.
Index to Consolidated Financial Statements
As of December 31, 2025 and 2024, and
For the Years Ended December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Guardant Health, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Oncology and Screening Revenue Testing – Estimated Transaction Price for Clinical Customers — Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes revenue from the sale of oncology and screening tests for clinical customers at the time results of the test are reported to physicians. Most oncology and screening tests requested by clinical customers are sold without a written agreement; however, the Company determines an implied contract exists with its clinical customers. Except for certain limited contracted arrangements with insurance carriers and other institutions where the transaction price is fixed, a stated contract price does not exist and the transaction price for each implied contract with clinical customers represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data.
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
We identified management’s estimation of the transaction price for oncology and screening tests for clinical customers as a critical audit matter due to the significant judgments required by management to estimate the expected consideration to be received for its services. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of more experienced engagement team members, when performing audit procedures to evaluate the estimated transaction prices for oncology and screening tests.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to estimated transaction prices for oncology and screening tests for clinical customers, included the following, among others:
•We understood and tested the design, implementation, and operating effectiveness of controls over management’s determination of the assumptions used and the related review and approval of the estimated transaction prices for oncology and screening tests.
•We developed an independent expectation of the estimated transaction prices for oncology and screening tests for clinical customers in developing an independent expectation of revenue and comparing the recorded amount to our expectation.
•We tested the assumptions used in our independent expectation of the estimated transaction prices for oncology and screening tests for clinical customers by:
•Testing the historical cash receipts from payers used in the estimate of transaction prices, by making selections and agreeing the selected information to source documents.
▪Testing the completeness and accuracy of the oncology and screening tests for clinical customers reported to physicians used in our independent expectation, by making selections and agreeing the selected information to source documents.
•We tested management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2025 for oncology and screening tests delivered through the same period.
•We evaluated trends in estimated transaction prices and revenue compared to previous periods to identify evidence that is inconsistent with management’s assumptions regarding estimated transaction prices for oncology and screening tests.

/s/ Deloitte & Touche LLP
San Jose, California
February 19, 2026
We have served as the Company’s auditor since 2023.

Guardant Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$378,203	$525,540
Short-term marketable debt securities	823,395	314,438
Accounts receivable, net	137,849	110,253
Inventory, net	85,876	71,083
Prepaid expenses and other current assets, net	40,723	33,800
Total current assets	1,466,046	1,055,114
Restricted cash	111,214	104,215
Property and equipment, net	145,915	136,813
Right-of-use assets, net	158,849	142,265
Intangible assets, net	25,921	6,760
Goodwill	77,257	3,290
Other assets, net	28,457	37,152
Total Assets	$2,013,659	$1,485,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$54,442	$38,551
Accrued compensation	119,646	83,219
Accrued expenses	77,889	68,345
Deferred revenue	50,753	35,468
Total current liabilities	302,730	225,583
Convertible senior notes, net	1,504,000	1,142,547
Long-term operating lease liabilities	178,463	164,292
Other long-term liabilities	127,773	92,834
Total Liabilities	2,112,966	1,625,256
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized as of December 31, 2025 and 2024; 130,635,301 and 123,994,006 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	2,900,056	2,443,788
Accumulated other comprehensive loss	(4,852)	(5,201)
Accumulated deficit	(2,994,512)	(2,578,235)
Total Stockholders’ Deficit	(99,307)	(139,647)
Total Liabilities and Stockholders’ Deficit	$2,013,659	$1,485,609
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$982,021	$739,016	$563,948
Costs and operating expenses:
Cost of revenue	349,007	289,799	227,052
Research and development expense	364,191	347,753	367,194
Sales and marketing expense	494,661	364,935	295,227
General and administrative expense	211,410	180,123	155,800
Other operating expense	—	—	83,400
Total costs and operating expenses	1,419,269	1,182,610	1,128,673
Loss from operations	(437,248)	(443,594)	(564,725)
Interest income	34,095	53,691	35,365
Interest expense	(3,897)	(2,581)	(2,578)
Other income (expense), net	(10,490)	(42,605)	53,174
Loss before (benefit from) provision for income taxes	(417,540)	(435,089)	(478,764)
(Benefit from) provision for income taxes	(1,263)	1,284	685
Net loss	$(416,277)	$(436,373)	$(479,449)
Net loss per share, basic and diluted	$(3.32)	$(3.56)	$(4.28)
Weighted-average shares used in computing net loss per share, basic and diluted	125,374	122,745	111,988
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss	$(416,277)	$(436,373)	$(479,449)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(142)	244	16,758
Foreign currency translation adjustments	491	(1,770)	(911)
Other comprehensive income (loss)	349	(1,526)	15,847
Comprehensive loss	$(415,928)	$(437,899)	$(463,602)
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Treasury Stock

Balance as of January 1, 2023	102,619,383	$1	$—	$1,742,114	$(19,522)	$(1,662,413)	$60,180
Issuance of common stock upon follow-on offering, net of offering costs of $21,131	14,375,000	—	—	381,369	—	—	381,369
Issuance of common stock upon registered direct offering	3,387,446	—	—	90,616	—	—	90,616
Issuance of common stock upon exercise of stock options	51,124	—	—	405	—	—	405
Vesting of restricted stock units	732,038	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	464,870	—	—	10,154	—	—	10,154
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(11,197)	—	—	(11,197)
Stock-based compensation	—	—	—	90,759	—	—	90,759
Other comprehensive income	—	—	—	—	15,847	—	15,847
Net loss	—	—	—	—	—	(479,449)	(479,449)
Balance as of December 31, 2023	121,629,861	1	—	2,304,220	(3,675)	(2,141,862)	158,684
Issuance of common stock upon exercise of stock options	609,495	—	—	3,119	—	—	3,119
Vesting of restricted stock units	1,176,892	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	577,758	—	—	11,719	—	—	11,719
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(15,681)	—	—	(15,681)
Stock-based compensation	—	—	—	140,411	—	—	140,411
Other comprehensive loss	—	—	—	—	(1,526)	—	(1,526)
Net loss	—	—	—	—	—	(436,373)	(436,373)
Balance as of December 31, 2024	123,994,006	1	—	2,443,788	(5,201)	(2,578,235)	(139,647)
Issuance of common stock upon follow-on public offering, net of offering costs of $17,668	2,856,981	—	—	239,460	—	—	239,460
Repurchase of treasury stock	(976,351)	—	(45,010)	—	—	—	(45,010)
Reissuance of treasury stock upon follow-on public offering	976,351	—	45,010	42,862	—	—	87,872
Issuance of common stock upon exercise of stock options	627,325	—	—	19,223	—	—	19,223
Vesting of restricted stock units	2,674,890	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	482,099	—	—	13,585	—	—	13,585
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(30,535)	—	—	(30,535)
Stock-based compensation	—	—	—	166,217	—	—	166,217
Unwinding of convertible note hedges	—	—	—	5,456	—	—	5,456
Other comprehensive income	—	—	—	—	349	—	349
Net loss	—	—	—	—	—	(416,277)	(416,277)
Balance as of December 31, 2025	130,635,301	$1	$—	$2,900,056	$(4,852)	$(2,994,512)	$(99,307)

The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023

OPERATING ACTIVITIES:
Net loss	$(416,277)	$(436,373)	$(479,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,736	42,387	42,881
Operating lease costs	33,577	31,133	29,699
Gain on extinguishment of convertible notes	(13,672)	—	—
Stock-based compensation	166,217	140,411	90,759
Interest income received on marketable debt securities	7,677	—	—
Amortization of discount on marketable debt securities	(5,877)	(6,774)	(13,552)
Unrealized and realized losses (gains) on marketable equity securities	—	44,401	(79,710)
Impairment of non-marketable equity securities and other related assets	18,582	—	29,054
Other	(294)	5,819	1,503
Changes in operating assets and liabilities:
Accounts receivable, net	(28,175)	(21,389)	8,378
Inventory, net	(14,792)	(9,135)	(10,350)
Prepaid expenses and other current assets, net	(6,354)	(7,691)	(4,332)
Other assets, net	212	(2,375)	1,298
Accounts payable and accrued liabilities	52,749	(2,820)	5,191
Other legal liabilities	—	—	83,400
Operating lease liabilities	(37,524)	(36,115)	(31,478)
Deferred revenue	19,455	18,663	1,733
Net cash used in operating activities	(184,760)	(239,858)	(324,975)
INVESTING ACTIVITIES:
Purchases of marketable debt securities	(818,231)	(307,323)	(629,902)
Maturities of marketable debt securities	307,323	35,000	1,494,700
Sales of marketable equity securities and other related assets	—	53,600	1,531
Purchases of non-marketable equity securities and other related assets	(9,000)	(7,500)	(5,593)
Purchases of property and equipment	(48,306)	(35,085)	(20,486)
Acquisition of business, net of cash acquired	(58,988)	—	—
Net cash (used in) provided by investing activities	(627,202)	(261,308)	840,250
FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	13,585	11,719	10,154
Proceeds from issuance of common stock upon exercise of stock options	19,223	3,119	405
Employee taxes paid related to net share settlement of restricted stock units	(30,535)	(15,681)	(11,197)
Repurchase of treasury stock	(45,010)	—	—
Proceeds from reissuance of treasury stock	87,872	—	—
Proceeds from equity offerings	257,128	—	493,116
Payment of equity offering costs	(17,668)	—	(21,131)
Proceeds from borrowings on convertible senior notes	402,500	—	—
Payment of debt issuance costs	(24,588)	—	—
Proceeds from unwinding of convertible note hedges	5,030	—	—
Other	3,596	(153)	6,028
Net cash provided by (used in) financing activities	671,133	(996)	477,375
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	491	(1,770)	(911)
Net (decrease) increase in cash, cash equivalents and restricted cash	(140,338)	(503,932)	991,739
Cash, cash equivalents and restricted cash – Beginning of period	629,755	1,133,687	141,948
Cash, cash equivalents and restricted cash – End of period	$489,417	$629,755	$1,133,687
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,771	$—	$—
Cash paid for income taxes	$869	$1,007	$1,969
Supplemental Disclosures of Noncash Investing and Financing Activities:
Operating lease liabilities arising from obtaining right-of-use assets	$41,224	$7,899	$5,015
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,111	$3,809	$5,279
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$378,203	$525,540	$1,133,537
Restricted cash – included in restricted cash	111,214	104,215	150
Total cash, cash equivalents and restricted cash	$489,417	$629,755	$1,133,687
The accompanying notes are an integral part of these consolidated financial statements.

Guardant Health, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. The Company is transforming patient care by providing critical insights into what drives disease through its advanced blood and tissue tests, real-world data and AI analytics. The Company's tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer. For patients with advanced-stage cancer, the Company offers the Guardant360 Liquid test, formerly known as the Guardant360 LDT test, and the Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, colorectal cancer and breast cancer. The Company also offers the Guardant360 Tissue test for advanced-stage cancer and the Guardant Reveal test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients. The Company has also expanded the Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. The Company's product portfolio is now powered by its Smart Platform, which utilizes methylation technology with genomic, epigenomic, and RNA-based data, to unlock multi-modal biology with proprietary chemistry, advanced algorithms and its InfinityAI learning engine.
The Company also collaborates with biopharmaceutical companies in clinical studies by providing the above-mentioned tests, as well as the GuardantINFINITY blood test, also powered by the Smart Platform, which provides new, multi-dimensional insights into the complexities of tumor molecular profiles and immune response to advance cancer research and therapy development, and the GuardantOMNI blood test for advanced-stage cancer. Using data collected from its tests and through AI-enabled analytical tools, the Company has also developed its GuardantINFORM platform to help biopharmaceutical companies accelerate precision oncology drug development through the use of this in-silico research platform to unlock further insights into tumor evolution and treatment resistance across various biomarker-driven cancers.
For early cancer detection, the Company offers the Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease. Shield is the first blood test approved by the FDA for primary colorectal cancer screening and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, our Shield blood test is included in the National Comprehensive Cancer Network colorectal cancer screening guidelines.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying consolidated financial statements include the accounts of Guardant Health, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In 2025, the Company started to present revenue and cost of revenue in a single line on the accompanying consolidated statement of operations. Accordingly, the Company recast its presentation of revenue and cost of revenue for the years ended December 31, 2024 and 2023 to conform with the current year presentation. See Revenue Recognition section of Note 2 Summary of Significant Accounting Policies to the Company's consolidated financial statements for additional information related to the disaggregation of revenue. In addition, certain other immaterial reclassifications of prior year amounts were made to conform with the current year presentation.
The Company believes that its existing cash, cash equivalents, and marketable debt securities as of December 31, 2025 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year after the date the accompanying consolidated financial statements are issued. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, estimation of credit losses, standalone selling price allocation included in contracts with multiple performance obligations, goodwill and identifiable intangible assets, contingent consideration, stock-based compensation, incremental borrowing rate for operating leases, contingencies, certain inputs into the provision for (benefit from) income taxes, including related reserves, valuation of non-marketable securities, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
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
As of December 31, 2025 and 2024, the Company had restricted cash balance of $111.2 million and $104.2 million, of which $107.7 million and $103.6 million, respectively, were related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 9 Commitments and Contingencies - Legal Proceedings to the Company's consolidated financial statements.
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
Non-Marketable Equity Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity security investments totaled $6.5 million and $16.1 million as of December 31, 2025, and 2024, respectively, and are included in other assets, net on the accompanying consolidated balance sheets.
Non-marketable equity securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable equity securities is based on adverse changes in market conditions and the regulatory or economic environment; qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, the Company recorded an impairment of $18.6 million and $22.1 million for the years ended December 31, 2025 and 2023, respectively, for its non-marketable equity security investments, included in other income (expense), net on the accompanying consolidated statements of operations.
Pursuant to one of its investments in non-marketable equity securities, the Company acquired rights to purchase the investee at a pre-determined price subject to additional adjustments based on the performance of the investee, on or before October 1, 2023, and acquired rights to obtain the exclusive license of the investee's certain technologies. In 2023, the Company decided not to exercise such rights and recorded an impairment of $7.0 million, included in other income (expense), net on the accompanying consolidated statements of operations.
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

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024

Customer A	*	*	*	*	14%
Customer B	28%	29%	31%	23%	12%
Customer C	*	*	*	12%	11%
*    less than 10%

Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, distributors, and international laboratory partners, including unbilled receivables. Unbilled receivables include balances due from biopharmaceutical customers related to service agreements that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of December 31, 2025 and 2024, the Company had unbilled receivables of $5.2 million and $3.4 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the years ended December 31, 2025, 2024 and 2023.
Inventory, Net
Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consisted entirely of supplies, which are consumed when providing tests, and therefore the Company does not maintain any finished goods inventory.
In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for excess or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of revenue.
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
Business Combinations
The Company includes the results of operations of the businesses that are acquired in its consolidated statements of operations from the respective acquisition dates. The Company allocates the purchase price of acquisition to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition related costs are recognized separately from the business combination and are expensed as incurred.
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of December 31, 2025, there has been no impairment of goodwill.

Intangible assets related to in-process research and development costs, or IPR&D, acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During this period, the intangible assets will not be amortized but will be tested for impairment on an annual basis during the fourth fiscal quarter, or if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. As of December 31, 2025, there has been no impairment of IPR&D. If and when development is complete, the associated intangible assets will be deemed finite-lived and will then be amortized based on their respective estimated useful lives at that point in time.
Intangible assets with finite useful lives are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible asset's useful life, which is approximately 6—12 years.
Impairment for Long-Lived Assets
The Company evaluates its long-lived assets, including property and equipment, finite-lived intangible assets, and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company had immaterial amount of impairment for long-lived assets for the years ended December 31, 2025, 2024 and 2023.
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
Treasury Stock
Treasury stock is accounted for at cost based on the amount paid to repurchase the Company's common stock, and is recorded as a reduction of the Company's stockholders’ equity. Direct costs incurred to repurchase the Company's common stock are included in the cost of the treasury stock. Upon subsequent reissuance of the treasury stock, any proceeds received in excess of the carrying cost are recorded as an increase to the Company's additional paid-in capital.
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

The following table presents the Company’s revenue disaggregated by revenue source:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Oncology	$683,595	$542,827	$403,876
Biopharma and data	210,132	177,579	136,351
Screening	79,732	5,124	—
Licensing and other	8,562	13,486	23,721
Total revenue	$982,021	$739,016	$563,948
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
Revenue related to performance obligations satisfied in prior periods
For the years ended December 31, 2025, 2024 and 2023, the Company recorded $33.8 million, $35.3 million and $14.2 million, respectively, as revenue related to performance obligations satisfied in prior periods.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of billings in advance of revenue recognition from contracts with customers. For example, service contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent of billings prior to the Company’s performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of December 31, 2025 and 2024, the Company's deferred revenue balance was $59.7 million and $41.6 million, respectively, of which $9.0 million and $6.1 million was considered long-term and recorded within other long-term liabilities on the accompanying consolidated balance sheets. Revenue recognized in the year ended December 31, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $35.3 million, and revenue recognized in the year ended December 31, 2024 that was included in the deferred revenue balance as of December 31, 2023 was $14.5 million, respectively.
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
Advertising
The Company expenses advertising costs as incurred. For the year ended December 31, 2025, the Company incurred advertising costs of $24.1 million. For the years ended December 31, 2024 and 2023, the Company's advertising costs were not material to the consolidated financial statements.
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
The Company’s tax positions are subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for (benefit from) income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties.
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
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance became effective for the annual reporting periods beginning the year ended December 31, 2024, and for interim reporting periods beginning January 1, 2025, and should be applied retrospectively. The Company adopted this pronouncement retrospectively in the fiscal year of 2024 and provided required disclosures in Note 15, Segment and Geographic Information to the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amended existing income tax disclosure guidance, primarily requiring more detailed disclosures on the effective tax rate reconciliation and income taxes paid. This guidance became effective for the annual reporting periods beginning the year ended December 31, 2025. The Company adopted this pronouncement prospectively in the fiscal year of 2025 and provided required disclosures in Note 13, Income Taxes to the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted and can be applied prospectively or retrospectively. The Company is currently assessing the impact of adopting this accounting pronouncement on its consolidated financial statements.
3. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	As of December 31,
	2025	2024

	(in thousands)
Machinery and equipment	$144,069	$124,567
Leasehold improvements	107,696	103,569
Computer hardware	41,329	36,497
Construction in progress	41,252	28,136
Furniture and fixtures	8,464	7,874
Computer software	2,006	1,695
Property and equipment, gross	344,816	302,338
Less: accumulated depreciation	(198,901)	(165,525)
Property and equipment, net	$145,915	$136,813
Depreciation expense related to property and equipment was $38.1 million, $40.1 million and $40.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2025	2024

	(in thousands)
Operating lease liabilities	$27,679	$29,213
Other	50,210	39,132
Total accrued expenses	$77,889	$68,345
4. Acquisition
In December 2025, the Company purchased all of the outstanding shares of MetaSight Diagnostics Ltd., or MetaSight, a health technology company. The transaction includes $59.0 million in upfront cash consideration paid at closing, plus up to $90.0 million in variable contingent consideration tied to future commercial performance and regulatory approvals of the MetaSight technology.
The Company accounted for the acquisition as a business combination. Total purchase consideration net of cash acquired was $93.0 million, consisting of $59.0 million in net cash paid upon closing, and variable contingent consideration with a fair value of $34.0 million as of the acquisition date. See Note 5, Fair Value Measurements, Cash Equivalents and Marketable Securities, for additional information related to the valuation and fair value of the contingent consideration.
The excess purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is attributable to future revenue opportunities that the Company expects to achieve from leveraging the acquired technologies, as well as the assembled workforce. The following table summarizes the allocation of the total purchase consideration to the estimated fair values of assets acquired and liabilities assumed:

Amount
(in thousands)
Cash and cash equivalents	$3,638
Prepaid expenses and other current assets, net	178
Property and equipment, net	478
IPR&D	20,831
Goodwill	73,967
Net liabilities assumed	(1,400)
Deferred tax liabilities	(1,066)
Total	$96,626
The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach, which reflects the present value of the projected net cash flows that are expected to be generated by the IPR&D. In addition, the fair value of the IPR&D was determined based on currently available information and reasonable assumptions.
For the year ended December 31, 2025, the Company incurred immaterial acquisition-related transaction costs, included in general and administrative expense on the accompanying consolidated statements of operations. In addition, proforma financial information has not been disclosed as the acquisition was not considered material to the Company's overall consolidated financial statements during the periods presented, in accordance with the SEC's rules and regulations.

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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$31,775	$31,775	$—	$—
Income deposit funds	107,709	—	107,709	—
Commercial paper	182,739	—	182,739	—
U.S. government debt securities	112,000	—	112,000	—
Total cash equivalents and restricted cash	$434,223	$31,775	$402,448	$—

Commercial paper	$647,117	$—	$647,117	$—
U.S. government debt securities	176,278	—	176,278	—
Total short-term marketable debt securities	$823,395	$—	$823,395	$—

Total	$1,257,618	$31,775	$1,225,843	$—

Financial Liabilities:
Contingent consideration	$34,000	$—	$—	$34,000
Total	$34,000	$—	$—	$34,000

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$57,151	$57,151	$—	$—
Income deposit funds	103,581	—	103,581	—
U.S. government debt securities	429,294	—	429,294	—
Total cash equivalents and restricted cash	$590,026	$57,151	$532,875	$—

U.S. government debt securities	$314,438	$—	$314,438	$—
Total short-term marketable debt securities	$314,438	$—	$314,438	$—

Total	$904,464	$57,151	$847,313	$—

Financial Liabilities:
Contingent consideration	$6,050	$—	$—	$6,050
Total	$6,050	$—	$—	$6,050
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Income deposit funds, commercial paper and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
In July 2022, one of the Company's equity investees, Lunit Inc., or Lunit, completed its initial public offering, or IPO, subsequent to which, the Company started to account for the investment in Lunit at fair value on a recurring basis, and classified the investment as marketable equity securities within Level 1 of the fair value hierarchy as the investment is valued using the quoted market price. The Company was subject to a 2-year lock-up period from Lunit's IPO date, during which the Company shall not transfer Lunit's shares between accounts, establish or cancel pledges, sell, or withdraw such shares, without approval from the Korea Exchange. In November 2023, Lunit issued bonus shares to its existing shareholders by allocating one new share for each existing share, and the Company was subject to the same lock-up period with the same restrictions for these bonus shares which expired in July 2024. In 2024, the Company sold all of its investment in Lunit. In addition, the Company recorded $79.7 million unrealized gains for the year ended December 31, 2023, on its investment in Lunit held as of December 31, 2023, included in other income (expense), net on the accompanying consolidated statements of operations.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
Acquisition-related contingent considerations are measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense on the consolidated statements of operations. The fair value of acquisition-related contingent considerations is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent considerations are classified within Level 3 of the fair value hierarchy, as they are based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization and regulatory milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of December 31, 2025 and 2024, the Company's acquisition-related contingent consideration liabilities were $34.0 million and $6.1 million, respectively, of which $34.0 million and $2.1 million were considered long-term and recorded within other long-term liabilities on the accompanying consolidated balance sheets.

The following table summarizes the activities for the Level 3 financial instruments for the years ended December 31, 2025, 2024 and 2023:

	Contingent Consideration
	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Fair value — beginning of period	$6,050	$6,540	$6,430
Initial valuation on the date of acquisition	34,000	—	—
Increase in fair value	950	1,010	110
Settlement	(7,000)	(1,500)	—
Fair value — end of period	$34,000	$6,050	$6,540
The Company considers the fair value of the Convertible Notes as of December 31, 2025 and 2024 to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair values of the Convertible Notes.
The following tables summarize the Company’s cash equivalents, restricted cash and marketable debt securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$31,775	$—	$—	$31,775
Income deposit funds	107,709	—	—	107,709
Commercial paper	829,896	—	(40)	829,856
U.S. government debt securities	288,148	130	—	288,278
Total	$1,257,528	$130	$(40)	$1,257,618

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$57,151	$—	$—	$57,151
Income deposit funds	103,581	—	—	103,581
U.S. government debt securities	743,500	232	—	743,732
Total	$904,232	$232	$—	$904,464
None of the Company’s marketable debt securities had been in a continuous unrealized loss position for more than one year as of December 31, 2025 and 2024. There have been no realized gains or losses, and no recognition of credit losses on marketable debt securities for the periods presented.

6. Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of December 31, 2025 and 2024:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(6,901)	$4,985	4.8
Non-compete agreements and other covenant rights	5,100	(4,995)	105	0.3
Total intangible assets subject to amortization	$16,986	$(11,896)	$5,090
Intangible assets not subject to amortization:
IPR&D	$20,831	$—	$20,831
Goodwill	77,257	—	77,257
Total purchased intangible assets	$115,074	$(11,896)	$103,178

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(5,795)	$6,091	5.8
Non-compete agreements and other covenant rights	5,100	(4,431)	669	1.1
Acquired technology	1,600	(1,600)	—	0.0
Total intangible assets subject to amortization	$18,586	$(11,826)	$6,760
Intangible assets not subject to amortization:
Goodwill	$3,290	$—	$3,290
Total purchased intangible assets	$21,876	$(11,826)	$10,050
Amortization of finite-lived intangible assets was $1.7 million, $2.2 million and $2.7 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net:

Year Ending December 31,
(in thousands)
2026	$1,212
2027	1,107
2028	1,109
2029	765
2030	600
2031 and thereafter	297
Total	$5,090

7. Debt
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

In February 2025, the Company entered into privately negotiated exchange agreements with certain holders of its 2027 Notes, pursuant to which the Company issued $600.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2031, or the 2031 Notes, in exchange for the retirement of $659.3 million aggregate principal amount of the 2027 Notes, or the Note Exchange Transaction. Following the closing of the Note Exchange Transaction, $490.7 million in aggregate principal amount of the 2027 Notes remain outstanding with terms unchanged. In addition, as a result of the Note Exchange Transaction, the Company recognized a gain on extinguishment of convertible notes of $13.7 million for the year ended December 31, 2025, included in other income (expense), net on the Company's consolidated statements of operations.
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
The Company may not redeem the 2031 Notes at its option at any time before February 21, 2028. The 2031 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after February 21, 2028 and on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2031 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to the 2031 Notes, in which case the conversion rate applicable to the conversion of the 2031 Notes will be increased in certain circumstances if it is converted after it is called for redemption.
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

2033 Notes
In November 2025, the Company issued $402.5 million principal amount of its 0% Convertible Senior Notes due 2033, or the 2033 Notes. The 2033 Notes do not bear interest, and the principal amount of the 2033 Notes will not accrete. However, special interest and additional interest may accrue on the 2033 Notes at a rate per annum not exceeding 0.5% (subject to certain exceptions). The 2033 Notes will be mature on May 15, 2033, unless repurchased, redeemed, or converted earlier.
Before February 15, 2033, holders of the 2033 Notes will have the right to convert the 2033 Notes only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business day period after any ten consecutive trading day period (the “Measurement Period”) if the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the Notes on each such trading day; or
•upon the occurrence of specified corporate events.
From and after February 15, 2033, holder of 2033 Notes may convert their 2033 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
The Company will settle conversions by paying or delivering, as applicable, cash, shares of the common stock or a combination of cash and shares of the common stock, at the Company’s election.
The initial conversion rate for the Notes is initially 8.2305 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $121.50 per share of common stock. The conversion rate and conversion price will be subject to customary adjustment upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occurs, then the conversion rate will in certain circumstances, be increased for a specified period of time.
The Company may not redeem the 2033 Notes at its option at any time before November 20, 2029. The 2033 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2029 and on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, but excluding, the redemption date, but only if the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2033 Notes for redemption will constitute a make-whole fundamental change with respect to the 2033 Notes, in which case the conversion rate applicable to the conversion of the 2033 Notes will be increased in certain circumstances if it is converted after it is called for redemption.
If certain corporate events that constitute a “Fundamental Change” occur, then, subject to a limited exception for certain cash mergers, holders of the 2033 Notes may require the Company to repurchase their 2033 Notes at a cash repurchase price equal to the principal amount of the 2033 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

During the three months ended December 31, 2025, the conditional conversion feature of the 2031 Notes was triggered as the last reported sale price of the Company's common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter and therefore the 2031 Notes became convertible, in whole or in part, at the option of the holders from January 1, 2026 through March 31, 2026. Whether the 2031 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of February 13, 2026, the Company had not received any conversion notices. Since the Company has the election of settling conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the 2031 Notes as long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2025.
In addition, since the Company's 2027 Notes and 2033 Notes were not convertible as of December 31, 2025 and 2024, the net carrying amounts of the Convertible Notes were classified as long-term liabilities on the Company’s consolidated balance sheet.
The following table sets forth the net carrying amounts of the Company's Convertible Notes as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(in thousands)
2027 Notes
Outstanding principal amount	$490,660	$1,150,000
Less: unamortized debt issuance costs	(2,076)	(7,453)
Net carrying amount	$488,584	$1,142,547

2031 Notes
Outstanding principal amount	$600,000	$—
Add: unamortized debt premium	35,652	—
Less: unamortized debt issuance costs	(10,575)	—
Net carrying amount	$625,077	$—

2033 Notes
Outstanding principal amount	$402,500	$—
Less: unamortized debt issuance costs	(12,161)	—
Net carrying amount	$390,339	$—

Total net carrying amount	$1,504,000	$1,142,547
As of December 31, 2025 and 2024, the total estimated fair value of the 2027 Notes was $524.2 million and $964.9 million, respectively. As of December 31, 2025, the total estimated fair value of the 2031 Notes and the 2033 Notes was $1.1 billion and $439.9 million, respectively. The fair values were determined based on the closing trading price per $100 of the respective Notes as of the last day of trading for the period.

The following table sets forth interest expenses recognized and effective interest rates represented related to the Company's Convertible Notes:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Coupon interest expense	$6,583	$—	$—
Amortization of debt premium	(5,929)	—	—
Amortization of debt issuance costs	3,243	2,581	2,575
Total interest expense recognized	$3,897	$2,581	$2,575

Effective interest rate
2027 Notes	0.2%	0.2%	0.2%
2031 Notes	0.4%	*	*
2033 Notes	0.4%	*	*
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
In March 2025, in connection with the Note Exchange Transaction, the Company entered into unwind agreements with certain financial institutions with respect to the 2027 Note Hedges, under which the parties terminated a portion of the 2027 Note Hedges up to the notional amounts corresponding to the amount of the 2027 Notes retired in the Note Exchange Transaction. As a result, the Company recorded an increase of $5.5 million to its additional paid-in capital. The terms of the remaining 2027 Note Hedges remain unchanged. The Company did not enter into any convertible note hedge transactions in connection with the 2031 Notes and the 2033 Notes.
8. Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.3 to 7.5 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.

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
Operating lease expense for the years ended December 31, 2025, 2024 and 2023, was $33.6 million, $31.1 million and $29.7 million, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	As of December 31,
	2025	2024

Weighted-average remaining lease term (in years)	6.7	7.5
Weighted-average discount rate	4.50%	3.82%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of December 31, 2025:

Year Ending December 31,
(in thousands)
2026	$33,786
2027	35,344
2028	35,198
2029	34,443
2030	34,809
2031 and thereafter	64,148
Total operating lease payments	237,728
Less: imputed interest	(31,586)
Total operating lease liabilities	$206,142
Finance leases are not material to the Company's consolidated financial statements.
9. Commitments and Contingencies
Indemnification Agreements
The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of December 31, 2025.
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
On November 14, 2023, a jury verdict was entered in favor of TwinStrand Biosciences and the University of Washington and against the Company. The jury found that the Company willfully infringed U.S. Patent Nos. 10,287,631, or the '631 Patent, and 10,760,127, or the '127 Patent, and awarded TwinStrand Biosciences and the University of Washington $83.4 million in damages, representing a 6% royalty on past sales. As a result, the Company recorded a liability of $83.4 million in the fourth quarter of 2023, which was reflected as a charge to other operating expense on its consolidated statements of operations, and as a component of other long-term liabilities on its consolidated balance sheets. Post-trial motions were filed on March 4, 2024, where the Company moved to overturn the jury’s verdict, seek a new trial, and/or amend the judgment, and TwinStrand Biosciences moved for enhanced damages based on the jury’s finding of willful infringement, pre- and post-judgment interest, and a go-forward running royalty. A hearing has been scheduled for May 2026 on the post-trial motions. The Company strongly disagrees with the jury verdict and will vigorously contest the verdict and judgment through post-trial motions in the District Court, and if needed, through appeal to the U.S. Court of Appeals for the Federal Circuit.
Both asserted patents that form the basis of TwinStrand’s verdict are under review at the United States Patent and Trademark Office, or USPTO, with substantial invalidity questions. On January 13, 2026, the USPTO issued an office action in the ongoing ex parte reexamination of the '631 Patent, rejecting all claims of the '631 Patent as invalid in view of several prior art references. On January 23, 2026, the U.S. Court of Appeals for the Federal Circuit held that the USPTO erred when it required the Company to show in an invalidity proceeding for the '127 Patent a motivation to combine and a reasonable expectation of success with regard to a combination of prior art references. The Federal Circuit remanded the case to the USPTO for further proceedings, which should rule on the invalidity of the patent in 2026. All claims of the '127 Patent are subject to this invalidity review.

On June 11, 2024, the Company filed a patent infringement suit against Tempus AI, Inc. or Tempus, in the United States District Court for the District of Delaware alleging that Tempus infringes U.S. Patent Nos. 11,149,306; 9,902,992; 10,501,810; 10,793,916; and 11,643,693. The Company is seeking an injunction to stop Tempus’ infringement and compensatory damages. The case is Guardant Health, Inc. v. Tempus AI, Inc., Case No. 1:24-cv-00687. On October 21, 2024, Tempus moved to dismiss the Company’s suit alleging that some of the asserted patents were invalid. The Company opposed the motion, which is pending. The Court also entered a scheduling order with a trial set for October 2028. On March 14, 2025, Tempus filed a patent infringement lawsuit in the United States District Court for the Southern District of California, alleging that the Company infringes U.S. Patent Nos. 10,957,041; 10,991,097; 11,640,859; and 12,112,839. The patents are generally directed at bioinformatic analysis technology. In May 2025, the court granted the Company's motion to transfer the case to the Northern District of California. On January 21, 2026, the court granted the Company's motion to dismiss Tempus patent infringement lawsuit with prejudice all of the claims in the four asserted Tempus patents because they are directed at patent-ineligible subject matter. On February 9, 2026, the court entered final judgment in the Company’s favor and Tempus has indicated that it will appeal the ruling. The Company maintains that Tempus’ allegations are without merit.
On March 6, 2025, Cold Spring Harbor Laboratory, or CSHL, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging that Copy Number Variation, or CNV, calling in Guardant360 infringes U.S. Patent No. 10,947,589. The patent is generally directed at gene sequencing and analysis technology. Discovery is ongoing, with a Markman hearing scheduled for April 2, 2026 and trial in April 2027. The Company maintains that CSHL’s allegations are without merit.
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
On November 25, 2024, after a three-week trial, the jury unanimously found in favor of the Company on all of its claims against Natera for false advertising and unfair competition. The jury awarded the Company $292.5 million, including $175.5 million in punitive damages. The jury also unanimously rejected all of Natera’s counterclaims against the Company. Both parties have filed post-trial motions. On July 9, 2025, the court granted the Company’s motions for sanctions, awarding approximately $3.0 million in attorneys’ fees and ordering the assignment of a special master to evaluate additional punitive sanctions against Natera. On July 28, 2025, the court issued orders on the remaining outstanding post-trial motions, denying Natera’s motion for a new trial and motion for equitable claims. The court also granted in part the Company’s motions, including providing injunctive relief preventing Natera from continuing its false advertising and affirming a total damages award of $287.0 million.
On January 13, 2025, Tempus sent the Company a letter alleging that the Company made certain false or misleading statements in its advertising related to Guardant360 and Tempus’ xF+ assay. The Company strongly disagrees with Tempus’ allegations and responded to each allegation. On January 17, 2025, the Company filed a declaratory judgment action against Tempus in the United States District Court for the District of Delaware, seeking to show that Tempus’ allegations are without merit. On March 17, 2025, Tempus responded to the Company’s complaint and filed false advertising counterclaims. Discovery is ongoing and a trial has been set for September 2027.
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
10. Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of December 31, 2025 and 2024, no dividends on the Company’s common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	As of December 31,
	2025	2024
Shares underlying outstanding stock options	4,548,494	4,631,750
Shares underlying unvested restricted stock units	6,315,213	7,020,251
Shares underlying unvested performance-based restricted stock units	1,280,838	1,290,684
Shares available for issuance under the 2018 Incentive Award Plan	9,811,870	8,079,498
Shares available for issuance under the 2018 Employee Stock Purchase Plan	2,833,178	2,208,577
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	3,369,319	3,916,766
Total	28,158,912	27,147,526
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
In November 2025, the Company completed a follow-on underwritten public offering, in which it issued and sold 2,856,981 shares of its common stock, and reissued and sold 976,351 shares of its treasury stock, at a price of $90.00 per share. The Company received net proceeds of $327.3 million after deducting underwriting discounts and commissions and other offering costs of $17.7 million.
Treasury stock repurchase and reissuance
In February 2025, in connection with the Note Exchange Transaction, the Company repurchased $45.0 million of shares of its common stock through a financial intermediary at a price of $46.09 per share. The repurchased common stock was accounted for as treasury stock at cost, and recorded as a reduction of the Company's stockholders’ equity on the consolidated balance sheets. In November 2025, as part of the follow-on underwritten public offering, the Company reissued all of its treasury stock and recorded a gain of $42.9 million included in its additional paid-in capital on the consolidated balance sheets.
At-The-Market Offering Program
In August 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. As of December 31, 2025, no shares of the Company's common stock have been sold under the Sales Agreement.

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
Stock Option Activity
A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

					(in thousands)
Balance as of January 1, 2023	5,438,296	3,402,574	$34.34	6.8	$39,749
2018 Plan annual increase(1)	3,689,000	—
Shares authorized under the 2023 Plan	5,000,000	—
Granted	(1,000,760)	1,000,760	30.80
Exercised	—	(51,124)	7.93
Canceled	338,570	(339,307)	58.45
Restricted stock units granted	(2,436,947)	—
Restricted stock units canceled	1,049,447	—
Performance-based restricted stock units granted	(126,041)	—
Performance-based restricted stock units canceled	51,829	—
Balance as of December 31, 2023	12,003,394	4,012,903	31.76	6.6	39,115
2018 Plan annual increase(1)	3,689,000	—
Granted	(1,440,273)	1,440,273	27.07
Exercised	—	(609,495)	5.12
Canceled	211,931	(211,931)	49.71
Restricted stock units granted	(5,004,910)	—
Restricted stock units canceled	1,164,260	—
Market-based restricted stock units canceled	2,260,764	—
Performance-based restricted stock units granted	(913,829)	—
Performance-based restricted stock units adjusted for performance achievement	(48,234)	—
Performance-based restricted stock units canceled	74,161	—
Balance as of December 31, 2024	11,996,264	4,631,750	32.98	7.1	35,980
2018 Plan annual increase(1)	3,689,000	—
Granted	(649,423)	649,423	45.23
Exercised	—	(627,325)	30.64
Canceled	105,354	(105,354)	42.81
Restricted stock units granted	(2,842,050)	—
Restricted stock units canceled	1,142,190	—
Performance-based restricted stock units granted	(293,981)	—
Performance-based restricted stock units adjusted for performance achievement	(144,972)	—
Performance-based restricted stock units canceled	178,807	—
Balance as of December 31, 2025	13,181,189	4,548,494	$34.83	6.4	$310,466
Vested and Exercisable as of December 31, 2025		2,878,206	$34.25	5.1	$199,675
(1)Effective as of January 1, 2023, 2024 and 2025, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of the automatic annual increase provision therein.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $33.2 million, $9.4 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The weighted-average grant date fair value of options granted was $28.32, $17.20 and $19.90 per share for the years ended December 31, 2025, 2024 and 2023, respectively.
Future stock-based compensation for unvested options as of December 31, 2025 was $31.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based and market-based restricted stock units and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2023	3,687,888	$60.70
Granted	2,436,947	26.62
Vested and released	(728,603)	60.07
Canceled	(1,049,447)	56.85
Balance as of December 31, 2023	4,346,785	42.63
Granted	5,004,910	25.94
Vested and released	(1,167,184)	46.36
Canceled	(1,164,260)	42.61
Balance as of December 31, 2024	7,020,251	30.11
Granted	2,842,050	47.56
Vested and released	(2,404,898)	32.69
Canceled	(1,142,190)	32.47
Balance as of December 31, 2025	6,315,213	$36.56
Future stock-based compensation for unvested restricted stock units as of December 31, 2025 was $179.6 million, which is expected to be recognized over a weighted-average period of 1.9 years.
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

A summary of the Company’s PSU activity and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Balance as of January 1, 2023	341,713	$110.64
Granted	126,041	32.84
Vested and released	(3,435)	32.86
Canceled	(51,829)	80.91
Balance as of December 31, 2023	412,490	91.25
Granted	913,829	18.73
Vested and released	(9,708)	94.73
Adjusted for performance achievement	48,234	32.84
Canceled	(74,161)	102.14
Balance as of December 31, 2024	1,290,684	37.07
Granted	293,981	49.21
Vested and released	(269,992)	69.33
Adjusted for performance achievement	144,972	19.29
Canceled	(178,807)	63.34
Balance as of December 31, 2025	1,280,838	$27.38
Stock-based compensation recorded for the PSUs for the years ended December 31, 2025, 2024 and 2023 was $19.4 million, $33.3 million and $2.6 million, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of December 31, 2025 was $24.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Market-based Restricted Stock Units
In May 2020, the Board of Directors approved and granted 1,695,574 market-based restricted stock units, or MSUs, under the 2018 Plan to each of the Company's Co-Chief Executive Officers, which is subject to the achievement of market-based share price goals established by the Board of Directors. The MSUs consist of three separate tranches and the vesting of each tranche is subject to the Company's common stock closing price being maintained at or above a predetermined share price goal for a period of 30 consecutive calendar days. The grant date fair values of the MSUs were determined using a Monte Carlo valuation model for each tranche. The related stock-based compensation expense for each tranche was recognized based on an accelerated attribution method over the estimated derived service period, which was the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. The weighted-average grant date fair value of the MSUs was $67.00 per share and the weighted-average derived service period was estimated to be in the range of 0.83 - 2.07 years.
All three tranches of the MSUs were fully expensed as of June 30, 2022. No MSUs were granted, vested or canceled during the year ended December 31, 2023. As of December 31, 2023, 2,260,764 shares of the MSUs, with a weighted-average grant date fair value of $65.20 per share, were outstanding under the 2018 Plan. In March 2024, the Board of Directors approved to cancel the unvested MSUs and concurrently approved to grant new awards to the Co-Chief Executive Officers, which was accounted for as a modification, however no stock-based compensation expense was reversed as the Company's Co-Chief Executive Officers had fulfilled the service requirement.

Stock‑Based Compensation Expense
The following table presents the effect of employee and non‑employee related stock‑based compensation expense:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$10,699	$9,365	$6,465
Research and development expense	50,937	50,566	34,682
Sales and marketing expense	44,724	36,479	24,764
General and administrative expense	59,857	44,001	24,848
Total stock-based compensation expense	$166,217	$140,411	$90,759
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2025	2024	2023

Expected term (in years)	5.50 – 6.10	5.50 – 6.09	5.50 – 6.10
Expected volatility	65.4% – 67.2%	67.4% – 69.4%	69.3% – 70.5%
Risk-free interest rate	3.7% – 4.3%	3.8% – 4.5%	3.4% – 4.5%
Expected dividend yield	—%	—%	—%
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
Shares of common stock purchased under the ESPP were 482,099, 577,758 and 464,870, for the years ended December 31, 2025, 2024 and 2023, respectively.
The grant date fair value of the stock purchase rights granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The following valuation assumptions used were substantially consistent with the assumptions used to value stock options with the exception of the expected term which was based on the term of each purchase period:

	Year Ended December 31,
	2025	2024	2023

Expected term (in years)	0.50	0.50	0.50
Expected volatility	59.5% – 69.0%	62.7% – 64.2%	51.5% – 76.6%
Risk-free interest rate	3.8% – 4.3%	4.4% – 5.4%	5.2% – 5.4%
Expected dividend yield	—%	—%	—%
The total compensation expense related to the ESPP was $5.8 million, $4.7 million and $5.1 million, for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the unrecognized stock-based compensation expense related to the ESPP was $3.3 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
12. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Net loss, basic and diluted	$(416,277)	$(436,373)	$(479,449)
Net loss per share, basic and diluted	$(3.32)	$(3.56)	$(4.28)
Weighted-average shares used in computing net loss per share, basic and diluted	125,374	122,745	111,988

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

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Stock options	4,910	3,990	3,566
Restricted stock units	7,283	5,199	3,474
MSUs	—	484	2,261
PSUs	1,258	1,125	389
ESPP obligation	170	209	176
Convertible senior notes	12,489	8,225	8,225
Total	26,110	19,232	18,091
13. Income Taxes
The components of (loss) income before (benefit from) provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
United States	$(413,482)	$(437,179)	$(481,405)
Foreign	(4,058)	2,090	2,641
Total	$(417,540)	$(435,089)	$(478,764)
The components of the (benefit from) provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current:
State	$90	$126	$35
Foreign	352	871	1,191
Total current tax expense	442	997	1,226
Deferred:
Foreign	(1,705)	287	(541)
Total deferred tax expense	(1,705)	287	(541)
Total (benefit from) provision for income taxes	$(1,263)	$1,284	$685

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating losses carryforwards	$491,136	$422,990
Net operating losses - foreign	3,842	—
Capitalized research and development costs	134,447	118,340
Property, equipment and intangible assets	18,175	14,429
Accruals and reserves	47,906	42,043
Research and development credits	80,954	71,330
Stock-based compensation	4,642	12,923
Lease liabilities	51,852	49,538
Other	7,010	2,379
Total deferred tax assets	839,964	733,972
Deferred tax liabilities:
IPR&D	(4,791)	—
Right-of-use asset	(39,964)	(36,426)
Other	(225)	(313)
Total deferred tax liabilities	(44,980)	(36,739)
Less: valuation allowance	(788,795)	(696,473)
Net deferred tax assets	$6,189	$760

The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the year ended December 31, 2025 in accordance with the new guidance in ASU No. 2023-09:

	Year Ended December 31,
	2025

	(in thousands)
Tax at the statutory federal rate	$(87,683)	21.0%
State and local income taxes, net of federal benefit*	60	—%
Foreign tax effects	(500)	0.1%
Tax credits:
Research and development credits	(6,900)	1.6%
Changes in valuation allowance	81,080	(19.4)%
Nontaxable or nondeductible items:
Stock-based compensation	(6,520)	1.5%
Nondeductible executive compensation	11,797	(2.8)%
Other	4,268	(1.0)%
Changes in unrecognized tax benefits	3,057	(0.7)%
Other adjustments:
Other	78	—%
Total benefit from income taxes	$(1,263)	0.3%
*State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company’s income tax expense for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09:

	Year Ended December 31,
	2024	2023

	(in thousands)
Taxes at the statutory federal rate	$(91,369)	$(100,553)
Change in valuation allowance	92,726	114,707
Stock-based compensation	12,012	8,077
Research and development credits	(11,000)	(14,549)
State taxes, net of federal benefits	(15,918)	(19,117)
Prior period true-up	7,962	8,212
Other	6,871	3,908
Total provision for income taxes	$1,284	$685
The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the years ended December 31, 2025, 2024 and 2023, primarily due to the change in valuation allowance, nondeductible expenses, research and development tax credits, state and foreign income taxes, and withholding taxes.
As of December 31, 2025 and 2024, the Company had net operating loss carryforwards of $1.9 billion and $1.6 billion for federal purposes, and $1.6 billion and $1.4 billion for state and local purposes, respectively, which may be subject to limitations as described below. If not utilized, $1.8 billion of these carryforwards could be carried forward indefinitely and the remaining will begin to expire in 2031 for federal purposes, and these carryforwards will begin to expire in 2026 for state and local purposes. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses could be limited. Some but not all states conform to the federal treatment of net operating losses. As of December 31, 2025, the Company had foreign net operating loss carryforwards of $15.3 million, the majority of which are indefinite lived. As of December 31, 2024, the Company had zero foreign net operating loss carryforwards.

As of December 31, 2025, the Company had federal and state research and development tax credit carryforwards of $53.7 million, net of reserve of $28.9 million, and $34.5 million, net of reserve of $18.6 million, respectively. As of December 31, 2024, the Company had federal and state research and development tax credit carryforwards of $47.9 million, net of reserve of $25.8 million, and $29.7 million, net of reserve of $16.0 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2032. The Company’s state research and development tax credit carryforwards do not expire.
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
Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of U.S. operating losses, the Company believes that the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The net change in total valuation allowance was an increase of $92.3 million, an increase of $92.7 million and an increase of $114.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a provision for deferred U.S. federal and state income tax expense and foreign withholding taxes on approximately $1.9 million of undistributed earnings of foreign subsidiaries indefinitely reinvested outside the United States. If the foreign earnings are repatriated, the income tax provision would be adjusted in the period the earnings are determined to be no longer indefinitely reinvested outside the United States.
The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income, or GILTI, taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.
The following table presents the Company's income taxes paid (net of refunds received) for the year ended December 31, 2025 in accordance with the new guidance in ASU No. 2023-09:

Year Ended December 31,
2025

(in thousands)
Domestic:
Texas	$65
Other*	82
Foreign:
Japan	280
Singapore	55
India	357
Other	30
Total	$869
*Including amounts paid to 13 jurisdictions that do not meet the 5% disaggregation threshold, primarily related to extension payments, estimate taxes and tax return payments.
Uncertain Tax Positions
The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of $47.8 million and $42.1 million as of December 31, 2025 and 2024, respectively, which, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Unrecognized tax benefits - Beginning of period	$42,086	$36,946	$29,634
Increases related to current year’s tax positions	232	6,414	8,465
Increases (decreases) related to prior years’ tax positions	5,501	(1,274)	(1,153)
Unrecognized tax benefits - End of period	$47,819	$42,086	$36,946
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.
14. Employee Benefit Plan
The Company sponsors a defined contribution plan, or a 401(k) plan, and pursuant to its terms, eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. For the years ended December 31, 2025, 2024 and 2023, the Company contributed $9.7 million, $7.9 million and $7.1 million, respectively, to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.
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

The following table presents a summary of the Company's segment information:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue	$982,021	$739,016	$563,948
Less:
Cost of revenue (1)	337,195	279,437	219,065
Research and development expense (1)	309,178	295,866	329,826
Sales and marketing expense (1)	448,419	328,064	270,132
General and administrative expense (1)	146,145	133,352	129,247
Other segment items (2)	157,361	138,670	95,127
Net loss	$(416,277)	$(436,373)	$(479,449)
(1)Excludes stock-based compensation and related employer payroll tax payments, contingent consideration, amortization of intangible assets, and non-recurring other operating expense.
(2)Includes stock-based compensation and related employer payroll tax payments, contingent consideration, amortization of intangible assets, non-recurring other operating expense, interest income and expense, provision for (benefit from) income taxes, and other income and expense.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
United States	$923,279	$697,162	$526,524
International	58,742	41,854	37,424
Total revenue	$982,021	$739,016	$563,948
As of December 31, 2025 and 2024, 100% and 99%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-chief executive officers, or Co-CEOs, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Co-CEOs and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Co-CEOs and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by an independent registered public accounting firm, as stated in their report included in this section of this Annual Report on Form 10-K.
Changes in internal control
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred for the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Guardant Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Guardant Health, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 19, 2026
Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
AmirAli Talasaz, Co-Chief Executive Officer and Director	Adoption	12/5/2025	3/4/2026-6/30/2027	Y	520,000
John Saia, Chief Legal Officer and Secretary	Adoption	12/16/2025	3/18/2026 - 3/17/2027	Y	30,000
Musa Tariq, Director	Adoption	12/17/2025	3/18/2026 - 3/16/2027	Y	Indeterminable(2)
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)Mr. Tariq’s 10b5-1 trading plan provides for the sale of 46.4% of an indeterminable number of shares of our common stock underlying certain restricted stock unit awards that will vest during the duration of the trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
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
(3)    Exhibits required by Item 601 of Regulation S-K
The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
4.1	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38683	4.1	3/2/2020
4.2	Indenture, dated as of November 19, 2020, between Guardant Health, Inc. and U.S. Bank National Association, as trustee	8-K	001-38683	4.1	11/20/2020
4.3	Indenture, dated as of February 14, 2025, between Guardant Health, Inc. and U.S. Bank Trust Company, National Association, as Trustee	10-Q	001-38683	4.1	4/30/2025
4.4	Form of 1.25% Convertible Senior Notes due 2031	10-Q	001-38683	4.2	4/30/2025
4.5	Indenture, dated November 7, 2025, between Guardant Health, Inc. and U.S. Bank Trust Company, National Association	8-K	001-38683	4.1	11/7/2025
4.6	Form of 0.00% Convertible Senior Note due 2033	8-K	001-38683	4.2	11/7/2025
10.1#	Amended and Restated 2012 Stock Plan	S-1	333-227206	10.3	9/6/2018
10.1(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2012 Stock Plan	S-1	333-227206	10.4	9/6/2018
10.2#	2018 Incentive Award Plan	S-8	333-227762	99.2(a)	10/10/2018
10.2(a)#	Form of Stock Option Agreement under the 2018 Incentive Award Plan	10-Q	001-38683	10.2	8/7/2024
10.2(b)#	Form of Restricted Stock Award Agreement under the 2018 Incentive Award Plan	S-1/A	333-227206	10.9(b)	9/21/2018
10.2(c)#	Form of Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	10-Q	001-38683	10.3	8/7/2024
10.2(d)#	Forms of Performance-Based Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan	10-Q	001-38683	10.4	8/7/2024
10.3#	2018 Employee Stock Purchase Plan	S-8	333-227762	99.3	10/10/2018
10.3(a)#	First Amendment to 2018 Employee Stock Purchase Plan	10-K	001-38683	10.4(a)	3/29/2019
10.4#	Amended and Restated Executive Severance Plan	10-Q	001-38683	10.1	8/7/2024
10.5#	Non-Employee Director Compensation Program, effective as of June 12, 2020	10-Q	001-38683	10.1	8/6/2020
10.6	Form of Indemnification Agreement between Guardant Health, Inc. and its directors and officers	S-1/A	333-227206	10.8	9/18/2018
10.7	Lease, dated November 1, 2014, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2	9/6/2018
10.8	First Amendment to Lease, dated October 17, 2017, by and between the Registrant and Metropolitan Life Insurance Company	S-1	333-227206	10.2(a)	9/6/2018
10.9	Second Amendment to Lease, dated March 6, 2019 by and between Registrant and Metropolitan Life Insurance Company	10-Q	001-38683	10.2	4/30/2025
10.10	Third Amendment to Lease, dated April 3, 2025 by and between Registrant and Metropolitan Life Insurance Company	10-Q	001-38683	10.3	4/30/2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.11	Sublease Agreement, dated July 31, 2020, by and between Guardant Health, Inc. and 3000 Hanover, LLC	10-Q	001-38683	10.1	11/5/2020
10.12§	Supply Agreement, dated September 15, 2014, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7	9/6/2018
10.13§	Amendment to Supply Agreement, dated August 11, 2015, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(a)	9/6/2018
10.14§	Amendment #2 to Supply Agreement, dated December 24, 2016, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(b)	9/6/2018
10.15§	Amendment #3 to Supply Agreement, dated August 14, 2017, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(c)	9/6/2018
10.16§	Amendment #4 to Supply Agreement, dated June 26, 2018, by and between the Registrant and Illumina, Inc.	S-1	333-227206	10.7(d)	9/6/2018
10.17§	Amendment #5 to Supply Agreement, dated January 1, 2021, by and between the Registrant and Illumina, Inc.	10-K	001-38683	10.19	2/25/2021
10.18#	Form of letter agreement relating to certain time-based equity awards held by Helmy Eltoukhy and AmirAli Talasaz	10-K	001-38683	10.19	3/29/2019
10.19#	Form of Waiver Letter Agreement	8-K	001-38683	10.2	5/27/2020
10.20	Form of Capped Call Confirmation	8-K	001-38683	10.1	11/20/2020
10.21#	2023 Employment Inducement Award Plan, as approved on August 2, 2023	10-Q	001-38683	10.1	11/6/2023
10.21(a)#	Form of Stock Option Grant Notice and Restricted Stock Unit Grant Notice under the 2023 Employment Inducement Incentive Award Plan	10-Q	001-38683	10.5	8/7/2024
10.22#	Form of Letter Agreement	8-K	001-38683	10.1	3/22/2024
10.23	Open Market Sales AgreementSM by and between the Registrant and Jefferies LLC dated August 23, 2024	8-K	001-38683	1.1	8/23/2024
10.24	2018 Incentive Award Plan Annual Cash Incentive Program	10-K	001-38683	10.22	2/20/2025
19.1	Insider Trading Compliance Policy					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K)					*
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

GUARDANT HEALTH, INC.

Dated:	February 19, 2026	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer and Chairman of the Board

		By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer and Director
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Helmy Eltoukhy	Co-Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 19, 2026
Helmy Eltoukhy

/s/ AmirAli Talasaz	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
AmirAli Talasaz

/s/ Michael Bell	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 19, 2026
Michael Bell

/s/ Ian Clark	Lead Independent Director	February 19, 2026
Ian Clark

/s/ Alex M. Azar II	Director	February 19, 2026
Alex M. Azar II

/s/ Vijaya Gadde	Director	February 19, 2026
Vijaya Gadde

/s/ Steve Krognes	Director	February 19, 2026
Steve Krognes

/s/ Meghan Joyce	Director	February 19, 2026
Meghan Joyce

/s/ Musa Tariq	Director	February 19, 2026
Musa Tariq

/s/ Myrtle Potter	Director	February 19, 2026
Myrtle Potter

/s/ Manuel Hidalgo Medina	Director	February 19, 2026
Manuel Hidalgo Medina

/s/ Roberto Mignone	Director	February 19, 2026
Roberto Mignone