Form 10-Q
period 2026-03-31
Guardant Health, Inc.
filed 2026-05-07
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

As of May 1, 2026, the registrant had 132,599,929 shares of common stock, $0.00001 par value per share, outstanding.

GUARDANT HEALTH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections as well as the current beliefs and assumptions of our management, including about our business, our financial condition, our results of operations, our cash flows, and the industry and environment in which we operate. Statements that include words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A,“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.
Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Guardant Health, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$989,291	$378,203
Short-term marketable securities	113,469	823,395
Accounts receivable, net	137,404	137,849
Inventory, net	83,851	85,876
Prepaid expenses and other current assets, net	43,490	40,723
Total current assets	1,367,505	1,466,046
Restricted cash	112,150	111,214
Property and equipment, net	150,035	145,915
Right-of-use assets, net	153,906	158,849
Intangible assets, net	25,543	25,921
Goodwill	77,257	77,257
Other assets, net	28,895	28,457
Total Assets	$1,915,291	$2,013,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$75,034	$54,442
Accrued compensation	91,326	119,646
Accrued expenses	78,013	77,889
Deferred revenue	47,772	50,753
Total current liabilities	292,145	302,730
Convertible senior notes, net	1,503,471	1,504,000
Long-term operating lease liabilities	173,055	178,463
Other long-term liabilities	127,693	127,773
Total Liabilities	2,096,364	2,112,966
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized; 131,514,404 and 130,635,301 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	2,930,665	2,900,056
Accumulated other comprehensive loss	(5,152)	(4,852)
Accumulated deficit	(3,106,587)	(2,994,512)
Total Stockholders’ Deficit	(181,073)	(99,307)
Total Liabilities and Stockholders’ Deficit	$1,915,291	$2,013,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Revenue	$301,665	$203,471
Costs and operating expenses:
Cost of revenue	104,919	74,723
Research and development expense	91,038	88,521
Sales and marketing expense	169,132	104,316
General and administrative expense	57,926	46,952
Total costs and operating expenses	423,015	314,512
Loss from operations	(121,350)	(111,041)
Interest income	11,151	9,112
Interest expense	(1,347)	(791)
Other income (expense), net	(157)	7,851
Loss before provision for income taxes	(111,703)	(94,869)
Provision for income taxes	372	290
Net loss	$(112,075)	$(95,159)
Net loss per share, basic and diluted	$(0.85)	$(0.77)
Weighted-average shares used in computing net loss per share, basic and diluted	131,273	123,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025

Net loss	$(112,075)	$(95,159)
Other comprehensive (loss) income :
Unrealized losses on available-for-sale securities	(106)	(230)
Foreign currency translation adjustments	(194)	773
Other comprehensive (loss) income	(300)	543
Comprehensive loss	$(112,375)	$(94,616)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of January 1, 2026	130,635,301	$1	$2,900,056	$(4,852)	$(2,994,512)	$(99,307)
Issuance of common stock upon exercise of stock options	111,329	—	3,651	—	—	3,651
Vesting of restricted stock units	767,774	—	—	—	—	—
Employee taxes paid related to net share settlement of restricted stock units	—	—	(20,650)	—	—	(20,650)
Stock-based compensation	—	—	47,608	—	—	47,608
Other comprehensive loss	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	(112,075)	(112,075)
Balance as of March 31, 2026	131,514,404	$1	$2,930,665	$(5,152)	$(3,106,587)	$(181,073)

	Three Months Ended March 31, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Treasury Stock

Balance as of January 1, 2025	123,994,006	$1	$—	$2,443,788	$(5,201)	$(2,578,235)	$(139,647)
Issuance of common stock upon exercise of stock options	44,121	—	—	768	—	—	768
Vesting of restricted stock units	585,390	—	—	—	—	—	—
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(15,497)	—	—	(15,497)
Stock-based compensation	—	—	—	37,757	—	—	37,757
Repurchase of treasury stock	(976,351)	—	(45,010)	—	—	—	(45,010)
Unwinding of convertible note hedges	—	—	—	5,456	—	—	5,456
Other comprehensive income	—	—	—	—	543	—	543
Net loss	—	—	—	—	—	(95,159)	(95,159)
Balance as of March 31, 2025	123,647,166	$1	$(45,010)	$2,472,272	$(4,658)	$(2,673,394)	$(250,789)

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025

OPERATING ACTIVITIES:
Net loss	$(112,075)	$(95,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,442	10,236
Operating lease costs	8,561	7,870
Gain on extinguishment of convertible notes	—	(13,672)
Stock-based compensation	47,608	37,757
Amortization of discount on marketable securities	(6,986)	(792)
Impairment of non-marketable equity securities	—	5,000
Interest income received on marketable securities	11,825	7,677
Other	(727)	1,732
Changes in operating assets and liabilities:
Accounts receivable, net	942	(6,115)
Inventory, net	2,025	(6,173)
Prepaid expenses and other current assets, net	(7,238)	(3,072)
Other assets, net	1,063	697
Accounts payable and accrued liabilities	(8,229)	(1,537)
Operating lease liabilities	(8,604)	(9,565)
Deferred revenue	(3,230)	2,427
Net cash used in operating activities	$(65,623)	$(62,689)
INVESTING ACTIVITIES:
Purchases of marketable securities	$(249,936)	$—
Proceeds from marketable securities	954,934	307,323
Purchases of property and equipment	(5,580)	(4,459)
Net cash provided by investing activities	$699,418	$302,864
FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	$3,651	$768
Employee taxes paid related to net share settlement of restricted stock units	(20,650)	(15,497)
Repurchase of treasury stock	—	(45,010)
Payment of debt issuance costs	(102)	(12,138)
Proceeds from unwinding of convertible note hedges	—	5,030
Other	(4,476)	(3)
Net cash used in financing activities	$(21,577)	$(66,850)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(194)	773
Net increase in cash, cash equivalents and restricted cash	612,024	174,098
Cash, cash equivalents and restricted cash—Beginning of period	489,417	629,755
Cash, cash equivalents and restricted cash—End of period	$1,101,441	$803,853
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$989,291	$698,572
Restricted cash	112,150	105,281
Total cash, cash equivalents and restricted cash	$1,101,441	$803,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. The Company is transforming patient care by providing critical insights into what drives disease through its advanced blood and tissue tests, real-world data and AI analytics. The Company's tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer. For patients with advanced-stage cancer, the Company offers the Guardant360 Liquid test and the Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, colorectal cancer and breast cancer. The Company also offers the Guardant360 Tissue test for advanced-stage cancer and the Guardant Reveal test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients. The Company has also expanded the Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. The Company's product portfolio is now powered by its Smart Platform, which utilizes methylation technology with genomic, epigenomic, and RNA-based data, to unlock multi-modal biology with proprietary chemistry, advanced algorithms and its InfinityAI learning engine.
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
For early cancer detection, the Company offers the Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease. Shield is the first blood test approved by the FDA for primary colorectal cancer screening, and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, the Company's Shield blood test is included in the National Comprehensive Cancer Network colorectal cancer screening guidelines.
The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated financial statements include the accounts of Guardant Health, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial reclassifications of prior period amounts were made to conform with the current period presentation.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimation of variable consideration, estimation of credit losses, standalone selling price allocation included in contracts with multiple performance obligations, goodwill and identifiable intangible assets, contingent consideration, stock-based compensation, incremental borrowing rate for operating leases, contingencies, certain inputs into the provision for income taxes, including related reserves, valuation of non-marketable equity securities, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.
Unaudited Interim Condensed Consolidated Financial Statements
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
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Restricted Cash
As of March 31, 2026 and December 31, 2025, the Company had restricted cash balance of $112.2 million and $111.2 million, of which $108.5 million and $107.7 million, respectively, were related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 9, Commitments and Contingencies - Legal Proceedings to the Company's condensed consolidated financial statements.
Non-Marketable Equity Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity security investments totaled $6.5 million and $6.5 million as of March 31, 2026, and December 31, 2025, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.
Non-marketable equity securities are recorded at cost, subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. The Company's evaluation of impairment of such non-marketable equity securities is based on adverse changes in market conditions and the regulatory or economic environment; qualitative and quantitative analysis of the operating performance and financial condition of the investee; changes in operating structure or management of the investee; and additional funding requirements of the investee. As a result of the evaluation, the Company recorded an impairment of $18.6 million and $22.1 million for the years ended December 31, 2025 and 2023, respectively, for its non-marketable equity security investments, included in other income (expense), net on the statements of operations. No other impairment or downward adjustments to the carrying value of the Company's non-marketable equity securities have been otherwise recorded.
Concentration of Risk
The Company is subject to credit risk from its portfolio of cash equivalents, restricted cash and investments in marketable securities. The Company limits its exposure to credit losses by investing in money market funds through a U.S. bank with high credit ratings. The Company’s cash may consist of deposits held with banks that may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the condensed consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure.
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

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31, 2026	December 31, 2025
	2026	2025

	(unaudited)		(unaudited)
Customer A	27%	29%	14%	23%
Customer B	*	*	*	12%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, distributors, and international laboratory partners, including unbilled receivables. Unbilled receivables include balances due from biopharmaceutical customers related to service agreements that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of March 31, 2026, and December 31, 2025, the Company had unbilled receivables of $6.2 million and $5.2 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the three months ended March 31, 2026, and 2025.

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
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of March 31, 2026, there has been no impairment of goodwill.
Intangible assets related to in-process research and development costs, or IPR&D, acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During this period, the intangible assets will not be amortized but will be tested for impairment on an annual basis during the fourth fiscal quarter, or if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. As of March 31, 2026, there has been no impairment of IPR&D. If and when development is complete, the associated intangible assets will be deemed finite-lived and will then be amortized based on their respective estimated useful lives at that point in time.
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
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended March 31,
	2026	2025
	(unaudited)
	(in thousands)
Oncology	$204,954	$150,559
Biopharma and data	52,977	45,376
Screening	41,590	5,677
Licensing and other	2,144	1,859
Total revenue	$301,665	$203,471
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
Biopharma and data
Biopharma and data revenue includes amounts derived from the delivery of the Company's tests for biopharmaceutical customers. Biopharma and data revenue also includes amounts derived from the performance of the Company's service agreements with biopharmaceutical customers, primarily comprised of companion diagnostic development and regulatory approval, monitoring and maintenance, GuardantINFORM data services and GuardantConnect referral services.
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
Screening
Screening revenue includes amounts derived from the delivery of the Company's Shield screening tests. As is the case with its Oncology revenue, the Company recognizes its Screening revenue at the time the results of the tests are reported. Due to consistencies with its Oncology revenue, the Company applies the concepts of variable consideration under the portfolio approach to its Screening revenue in a manner consistent with that of its Oncology revenue, described above.
Licensing and other
The Company also derives revenue from licensing its technologies. The Company recognizes its licensing and other revenue based on the nature and terms of the technology licensing arrangements.
Revenue related to performance obligations satisfied in prior periods
For the three months ended March 31, 2026 and 2025, the Company recorded $22.0 million and $12.2 million, respectively, as revenue related to performance obligations satisfied in prior periods.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of billings in advance of revenue recognition from contracts with customers. For example, service contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent of billings prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of March 31, 2026 and December 31, 2025, the Company's deferred revenue balance was $56.7 million and $59.7 million, respectively, of which $8.9 million and $9.0 million was considered long-term and recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the three months ended March 31, 2026 that was included in the deferred revenue balance as of December 31, 2025 was $7.1 million, and revenue recognized in the three months ended March 31, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $10.1 million, respectively.
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

Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amended existing income tax disclosure guidance, primarily requiring more detailed disclosures on the effective tax rate reconciliation and income taxes paid. This guidance became effective for the annual reporting periods beginning the year ended December 31, 2025. The Company adopted this accounting pronouncement prospectively in the fiscal year of 2025 and provided required disclosures in Note 13, Income Taxes to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance became effective for the annual reporting periods beginning the year ended December 31, 2026, and for interim reporting periods within those annual reporting periods. The Company adopted this accounting pronouncement prospectively in the first quarter of 2026 which has an immaterial impact on its financial statements.
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

3.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2026	December 31, 2025
	(unaudited)
	(in thousands)
Machinery and equipment	$153,872	$144,069
Leasehold improvements	111,078	107,696
Computer hardware	43,542	41,329
Construction in progress	36,074	41,252
Furniture and fixtures	8,462	8,464
Computer software	2,006	2,006
Property and equipment, gross	355,034	344,816
Less: accumulated depreciation	(204,999)	(198,901)
Property and equipment, net	$150,035	$145,915
Depreciation expense related to property and equipment was $9.1 million and $9.8 million for the three months ended March 31, 2026, and 2025, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
	(unaudited)
	(in thousands)
Operating lease liabilities	$28,030	$27,679
Other	49,983	50,210
Total accrued expenses	$78,013	$77,889
4.     Acquisition
In December 2025, the Company purchased all of the outstanding shares of MetaSight Diagnostics Ltd., or MetaSight, a health technology company. The transaction included $59.0 million in upfront cash consideration paid at closing, plus up to $90.0 million in variable contingent consideration tied to future commercial performance and regulatory approvals of the MetaSight technology.
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
For the year ended December 31, 2025, the Company incurred immaterial acquisition-related transaction costs, included in general and administrative expense on the statements of operations. In addition, proforma financial information was not disclosed as the acquisition was not considered material to the Company's overall financial statements in accordance with the SEC's rules and regulations.
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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$571,429	$571,429	$—	$—
Income deposit funds	108,541	—	108,541	—
Commercial paper	269,971	—	269,971	—
U.S. government debt securities	54,874	—	54,874	—
Total cash equivalents and restricted cash	$1,004,815	$571,429	$433,386	$—

Commercial paper	$113,469	$—	$113,469	$—
Total short-term marketable securities	$113,469	$—	$113,469	$—

Total	$1,118,284	$571,429	$546,855	$—

Financial Liabilities:
Contingent consideration	$34,000	$—	$—	$34,000
Total	$34,000	$—	$—	$34,000

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$31,775	$31,775	$—	$—
Income deposit funds	107,709	—	107,709	—
Commercial paper	182,739	—	182,739	—
U.S. government debt securities	112,000	—	112,000	—
Total cash equivalents and restricted cash	$434,223	$31,775	$402,448	$—

Commercial paper	$647,117	$—	$647,117	$—
U.S. government debt securities	176,278	—	176,278	—
Total short-term marketable securities	$823,395	$—	$823,395	$—

Total	$1,257,618	$31,775	$1,225,843	$—

Financial Liabilities:
Contingent consideration	$34,000	$—	$—	$34,000
Total	$34,000	$—	$—	$34,000

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
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense on the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization and regulatory milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of March 31, 2026 and December 31, 2025, the Company's acquisition-related contingent consideration liabilities were $34.0 million and $34.0 million, respectively, included in other long-term liabilities on the Company's condensed consolidated balance sheets.
The following table summarizes the activities for the Level 3 financial instruments:

	Contingent Consideration
	Three Months Ended March 31,
	2026	2025
	(unaudited)
	(in thousands)
Fair value — beginning of period	$34,000	$6,050
Increase in fair value	—	490
Fair value — end of period	$34,000	$6,540
The Company considers the fair value of the Convertible Notes as of March 31, 2026, and December 31, 2025, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair values of the Convertible Notes.
The following tables summarize the Company’s cash equivalents, restricted cash and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market funds	$571,429	$—	$—	$571,429
Income deposit funds	108,541	—	—	108,541
Commercial paper	383,455	—	(15)	383,440
U.S. government debt securities	54,875	—	(1)	54,874
Total	$1,118,300	$—	$(16)	$1,118,284

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$31,775	$—	$—	$31,775
Income deposit funds	107,709	—	—	107,709
Commercial paper	829,896	—	(40)	829,856
U.S. government debt securities	288,148	130	—	288,278
Total	$1,257,528	$130	$(40)	$1,257,618
None of the Company’s marketable securities had been in a continuous unrealized loss position for more than one year as of March 31, 2026 and December 31, 2025. There have been no material realized gains or losses, and no recognition of credit losses on marketable securities for the periods presented.
6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of March 31, 2026, and December 31, 2025:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(7,174)	$4,712	4.6
Non-compete agreements and other covenant rights	5,100	(5,100)	—	0.0
Total intangible assets subject to amortization	$16,986	$(12,274)	$4,712
Intangible assets not subject to amortization:
IPR&D	$20,831	$—	$20,831
Goodwill	77,257	—	77,257
Total intangible assets not subject to amortization	$98,088	$—	$98,088

Total purchased intangible assets	$115,074	$(12,274)	$102,800

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(6,901)	$4,985	4.8
Non-compete agreements and other covenant rights	5,100	(4,995)	105	0.3
Total intangible assets subject to amortization	$16,986	$(11,896)	$5,090
Intangible assets not subject to amortization:
IPR&D	$20,831	$—	$20,831
Goodwill	77,257	—	77,257
Total intangible assets not subject to amortization	$98,088	$—	$98,088

Total purchased intangible assets	$115,074	$(11,896)	$103,178
Amortization of finite-lived intangible assets was $0.4 million and $0.5 million for the three months ended March 31, 2026, and 2025, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net as of March 31, 2026:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2026	$834
2027	1,107
2028	1,109
2029	765
2030	600
2031 and thereafter	297
Total	$4,712
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
The 2027 Notes are currently redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2027 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to the 2027 Notes, in which case the conversion rate applicable to the conversion of the 2027 Notes will be increased in certain circumstances if it is converted after it is called for redemption.
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
From and after February 15, 2033, holders of 2033 Notes may convert their 2033 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

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
During the three months ended March 31, 2026, the conditional conversion feature of the 2031 Notes was triggered as the last reported sale price of the Company's common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter and therefore the 2031 Notes became convertible, in whole or in part, at the option of the holders from April 1, 2026 through June 30, 2026. Whether the 2031 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of May 1, 2026, the Company had not received any conversion notices. Since the Company has the election of settling conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the 2031 Notes as long-term liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2026.
In addition, since the 2027 Notes and the 2033 Notes were not convertible as of March 31, 2026 and December 31, 2025, the net carrying amounts of the Convertible Notes were classified as long-term liabilities on the Company's condensed consolidated balance sheet.

The following table sets forth the net carrying amounts of the Company's Convertible Notes as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(unaudited)
	(in thousands)
2027 Notes
Outstanding principal amount	$490,660	$490,660
Less: unamortized debt issuance costs	(1,800)	(2,076)
Net carrying amount	$488,860	$488,584

2031 Notes
Outstanding principal amount	$600,000	$600,000
Add: unamortized debt premium	33,945	35,652
Less: unamortized debt issuance costs	(10,079)	(10,575)
Net carrying amount	$623,866	$625,077

2033 Notes
Outstanding principal amount	$402,500	$402,500
Less: unamortized debt issuance costs	(11,755)	(12,161)
Net carrying amount	$390,745	$390,339

Total net carrying amount	$1,503,471	$1,504,000
As of March 31, 2026 and December 31, 2025, the total estimated fair value of the 2027 Notes was $492.5 million and $524.2 million, respectively; the total estimated fair value of the 2031 Notes was $1.0 billion and $1.1 billion, respectively; and the total estimated fair value of the 2033 Notes was $432.1 million and $439.9 million, respectively. The fair values were determined based on the closing trading price per $100 of the respective Notes as of the last day of trading for the period.
The following table sets forth interest expenses recognized and effective interest rates represented related to the Company's Convertible Notes:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
Coupon interest expense	$1,876	$917
Amortization of debt premium	(1,707)	(828)
Amortization of debt issuance costs	1,178	702
Total interest expense recognized	$1,347	$791

Effective interest rate:
2027 Notes	0.2%	0.2%
2031 Notes	0.4%	0.4%
2033 Notes	0.4%	*
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
8.     Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.4 to 7.3 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
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
Operating lease expense was $8.6 million and $7.9 million for the three months ended March 31, 2026, and 2025, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	March 31, 2026	December 31, 2025
	(unaudited)
Weighted-average remaining lease term (in years)	6.4	6.7
Weighted-average discount rate	4.5%	4.5%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of March 31, 2026:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2026	$25,576
2027	35,870
2028	35,662
2029	34,553
2030	34,809
2031 and thereafter	64,148
Total operating lease payments	230,618
Less: imputed interest	(29,533)
Total operating lease liabilities	$201,085
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

On November 14, 2023, a jury verdict was entered in favor of TwinStrand Biosciences and the University of Washington and against the Company. The jury found that the Company willfully infringed U.S. Patent Nos. 10,287,631, or the ’631 Patent, and 10,760,127, or the ’127 Patent, and awarded TwinStrand Biosciences and the University of Washington $83.4 million in damages, representing a 6% royalty on past sales. As a result, the Company recorded a liability of $83.4 million in the fourth quarter of 2023, which was reflected as a charge to other operating expense on its consolidated statements of operations, and as a component of other long-term liabilities on its consolidated balance sheets. Post-trial motions were filed on March 4, 2024, where the Company moved to overturn the jury’s verdict, seek a new trial, and/or amend the judgment, and TwinStrand Biosciences moved for enhanced damages based on the jury's finding of willful infringement, pre- and post-judgment interest, and a go-forward running royalty. A hearing has been scheduled for May 2026 on the post-trial motions. The Company strongly disagrees with the jury verdict and will vigorously contest the verdict and judgment through post-trial motions in the District Court, and if needed, through appeal to the U.S. Court of Appeals for the Federal Circuit.
Both asserted patents that form the basis of TwinStrand’s verdict are under review at the United States Patent and Trademark Office, or USPTO, with substantial invalidity questions. On January 13, 2026, the USPTO issued an office action in the ongoing ex parte reexamination of the ’631 Patent, rejecting all claims of the ’631 Patent as invalid in view of several prior art references. On January 23, 2026, the U.S. Court of Appeals for the Federal Circuit held that the USPTO erred when it required the Company to show in an invalidity proceeding for the ’127 Patent a motivation to combine and a reasonable expectation of success with regard to a combination of prior art references. The Federal Circuit remanded the case to the USPTO for further proceedings, which should rule on the invalidity of the patent in 2026. All claims of the ’127 Patent are subject to this invalidity review.
On June 11, 2024, the Company filed a patent infringement suit against Tempus AI, Inc. or Tempus, in the United States District Court for the District of Delaware alleging that Tempus infringes U.S. Patent Nos. 11,149,306; 9,902,992; 10,501,810; 10,793,916; and 11,643,693. The Company is seeking an injunction to stop Tempus’ infringement and compensatory damages. The case is Guardant Health, Inc. v. Tempus AI, Inc., Case No. 1:24-cv-00687. On October 21, 2024, Tempus moved to dismiss the Company’s suit alleging that some of the asserted patents were invalid. The Company opposed the motion, which is pending. The Court also entered a scheduling order with a trial set for October 2028. On March 14, 2025, Tempus filed a patent infringement lawsuit in the United States District Court for the Southern District of California, alleging that the Company infringes U.S. Patent Nos. 10,957,041; 10,991,097; 11,640,859; and 12,112,839. The patents are generally directed at bioinformatic analysis technology. In May 2025, the court granted the Company’s motion to transfer the case to the Northern District of California. On January 21, 2026, the court granted the Company’s motion to dismiss Tempus patent infringement lawsuit with prejudice all of the claims in the four asserted Tempus patents because they are directed at patent-ineligible subject matter. On February 9, 2026, the court entered final judgment in the Company’s favor and Tempus did not appeal.
On March 6, 2025, Cold Spring Harbor Laboratory, or CSHL, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging that Copy Number Variation, or CNV, calling in Guardant360 infringes U.S. Patent Nos. 10,947,589 & 12,234,510. The patents are generally directed at gene sequencing and analysis technology. Discovery is ongoing, with a Markman hearing held on April 2, 2026. Trial is scheduled in April 2027. The Company maintains that CSHL’s allegations are without merit.
False Advertising Disputes
In May 2021, the Company also filed a lawsuit against Natera, Inc., or Natera, in the United States District Court for the Northern District of California, wherein the Company alleged that Natera is misleading healthcare providers about the performance of the Company’s new oncology test, Guardant Reveal, by suggesting the test is inaccurate and/or insensitive, and inferior to Natera’s Signatera assay. The Company is seeking an injunction to prevent Natera from continuing to make false and misleading statements and to require Natera to take corrective actions. Natera asserted counterclaims of false and misleading statements, false advertising, unlawful trade practices and unfair competition. The Company moved to dismiss Natera’s counterclaims, and in January 2022, the court granted in part and denied in part the Company’s motion to dismiss.

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
Other Legal Matters
On April 22, 2026, the Company received a civil investigative demand, or CID, from the United States Attorney for the Southern District of Florida in connection with an investigation under the False Claims Act. The CID requests information and documents regarding billing to federally funded health insurance programs. The Company is fully cooperating with the investigation. At this time, the Company is unable to predict the outcome of this investigation.
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
10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of March 31, 2026, and December 31, 2025, no dividends on the Company's common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	March 31, 2026	December 31, 2025
	(unaudited)
Shares underlying outstanding stock options	4,422,172	4,548,494
Shares underlying unvested restricted stock units	7,136,648	6,315,213
Shares underlying unvested performance-based restricted stock units	1,635,677	1,280,838
Shares available for issuance under the 2018 Incentive Award Plan	11,586,548	9,811,870
Shares available for issuance under the 2018 Employee Stock Purchase Plan	3,939,878	2,833,178
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	3,354,586	3,369,319
Total	32,075,509	28,158,912

Equity Offering
In November 2025, the Company completed a follow-on underwritten public offering, in which it issued and sold 2,856,981 shares of its common stock, and reissued and sold 976,351 shares of its treasury stock, at a price of $90.00 per share. The Company received net proceeds of $327.3 million after deducting underwriting discounts and commissions and other offering costs of $17.7 million.
Treasury stock repurchase and reissuance
In February 2025, in connection with the Note Exchange Transaction, the Company repurchased $45.0 million of shares of its common stock through a financial intermediary at a price of $46.09 per share. The repurchased common stock was accounted for as treasury stock at cost, and recorded as a reduction of the Company's stockholders’ equity on the condensed consolidated balance sheets. In November 2025, as part of the follow-on underwritten public offering, the Company reissued all of its treasury stock and recorded a gain of $42.9 million included in its additional paid-in capital on the condensed consolidated balance sheets.
At-The-Market Offering Program
In August 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. As of March 31, 2026, no shares of the Company's common stock have been sold under the Sales Agreement.
11.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2026	13,181,189	4,548,494	$34.83	6.4	$310,466
2018 Plan annual increase(1)	3,689,000	—
Granted	(4,965)	4,965	94.42
Exercised	—	(111,329)	32.80
Canceled	19,958	(19,958)	35.58
Restricted stock units granted	(1,569,081)	—	—
Restricted stock units canceled	167,079	—	—
Performance-based restricted stock units granted	(598,353)	—	—
Performance-based restricted stock units adjusted for performance achievement	(61,706)	—	—
Performance-based restricted stock units canceled	118,013	—	—
Balance as of March 31, 2026	14,941,134	4,422,172	$34.94	6.1	$261,056
Vested and Exercisable as of March 31, 2026		2,985,477	$34.15	4.9	$180,894
(1)Effective as of January 1, 2026, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of the automatic annual increase provision therein.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $6.1 million and $1.1 million for the three months ended March 31, 2026, and 2025, respectively.
The weighted-average grant date fair value of options granted was $57.40 and $27.05 per share for the three months ended March 31, 2026, and 2025, respectively.
Future stock-based compensation for unvested options as of March 31, 2026 was $25.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2026	6,315,213	$36.56
Granted	1,569,081	88.33
Vested and released	(580,567)	31.44
Canceled	(167,079)	37.84
Balance as of March 31, 2026	7,136,648	$48.32
Future stock-based compensation for unvested restricted stock units as of March 31, 2026 was $283.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
A summary of the Company’s PSU activity and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2026	1,280,838	$27.38
Granted	598,353	105.10
Adjusted for performance achievement	61,706	35.40
Vested and released	(187,207)	31.39
Canceled	(118,013)	32.72
Balance as of March 31, 2026	1,635,677	$55.27
Stock-based compensation recorded for the PSUs was $7.8 million and $4.3 million for the three months ended March 31, 2026, and 2025, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of March 31, 2026 was $81.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
Cost of revenue	$2,844	$2,286
Research and development expense	12,993	12,527
Sales and marketing expense	13,406	9,831
General and administrative expense	18,365	13,113
Total stock-based compensation expense	$47,608	$37,757
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
Expected term (in years)	5.73	5.80 - 5.90
Expected volatility	64.9%	65.7% - 66.1%
Risk-free interest rate	3.7%	4.2% - 4.3%
Expected dividend yield	—%	—%
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
Expected Volatility
The expected volatility is determined based on the Company's historical stock price volatility over the expected term of the stock options.
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
The grant date fair value of the stock purchase rights granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumptions used to value stock options with the exception of the expected term which was based on the term of each purchase period.
No stock purchase rights were granted under the ESPP for the three months ended March 31, 2026, and 2025.
The total compensation expense related to the ESPP was $2.2 million and $1.6 million for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, the unrecognized stock-based compensation expense related to the ESPP was $1.1 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.
12.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(112,075)	$(95,159)
Net loss per share, basic and diluted	$(0.85)	$(0.77)
Weighted-average shares used in computing net loss per share, basic and diluted	131,273	123,871
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

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
Stock options	4,499	4,733
Restricted stock units	6,061	7,002
PSUs	1,328	1,218
ESPP obligation	113	266
Convertible senior notes	16,465	13,152
Total	28,466	26,371
13.    Income Taxes
The income tax expense for the three months ended March 31, 2026, and 2025, was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against domestic net deferred tax assets.

The income tax expense for the three months ended March 31, 2026, and 2025, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
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
The following table presents a summary of the Company's segment information:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
Revenue	$301,665	$203,471
Less:
Cost of revenue (1)	101,560	72,185
Research and development expense (1)	76,589	74,897
Sales and marketing expense (1)	154,430	94,127
General and administrative expense (1)	37,037	30,559
Other segment items (2)	44,124	26,862
Net loss	$(112,075)	$(95,159)
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
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
United States	$284,629	$193,609
International	17,036	9,862
Total revenue	$301,665	$203,471
As of March 31, 2026, and December 31, 2025, 99% and 100%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Overview
We are a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. We are transforming patient care by providing critical insights into what drives disease through our advanced blood and tissue tests, real-world data and AI analytics. Our tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer. For patients with advanced-stage cancer, we offer the Guardant360 Liquid test and the Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, colorectal cancer and breast cancer. We also offer the Guardant360 Tissue test for advanced-stage cancer and the Guardant Reveal test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients. We have also expanded the Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. Our product portfolio is now powered by our Smart Platform, which utilizes methylation technology with genomic, epigenomic, and RNA-based data, to unlock multi-modal biology with proprietary chemistry, advanced algorithms and our InfinityAI learning engine.
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
For early cancer detection, we offer the Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease. Shield is the first blood test approved by the FDA for primary colorectal cancer screening and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, our Shield blood test is included in the National Comprehensive Cancer Network colorectal cancer screening guidelines. We also expect to expand into lung cancer screening and multi-cancer detection, or MCD, with our Shield platform. The FDA has granted Breakthrough Device designation to our Shield MCD test to provide patients and healthcare providers with timely access to medical devices by speeding up their development, assessment and review. In addition, we have expanded our Shield blood test to include an MCD results report with a data collection effort to better understand the clinical impact of MCD results in the United States. And we have launched the Shield MCD test in multiple markets in Asia.
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

We generated total revenue of $301.7 million and $203.5 million for the three months ended March 31, 2026, and 2025, respectively. We also incurred net losses of $112.1 million and $95.2 million for the three months ended March 31, 2026, and 2025, respectively. We have funded our operations to date principally from the sales of our common stock, issuances of convertible senior notes, and generation of our revenue. See Note 7, Debt, and Note 10, Common Stock, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our convertible senior notes and common stock. As of March 31, 2026, we had cash, cash equivalents, restricted cash and marketable securities of approximately $1.2 billion.
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

•Research and development. A significant aspect of our business is our investment in research and development, including the development of new products. In particular, we have invested heavily in clinical studies as we believe these studies are critical to gaining physician adoption and driving favorable coverage decisions by payers. With respect to Guardant Reveal, in October 2021, we initiated a 1,000-patient prospective, observational, multi-center study, which we refer to as the ORACLE study, designed to evaluate the performance of our Guardant Reveal liquid biopsy test to predict cancer recurrence after curative intent treatment, across 11 solid tumor types. With respect to Shield, in July 2025, we initiated patient enrollment for the required Shield post FDA-approval study with the goal of assessing our Shield blood test performance, which we refer to as the SOLAR study. The SOLAR study will continue patient enrollment in 2026, and we aim to conclude the SOLAR study by 2031. To clinically validate the performance of our next-generation Shield blood test in lung cancer screening in high-risk individuals ages 50-80, in January 2022, we initiated a nearly 10,000-patient prospective, registrational study, which we refer to as the SHIELD LUNG study. In addition, in January 2025, our Shield multi-cancer detection, or MCD, test was selected for the Vanguard study funded by the National Cancer Institute, part of the National Institutes of Health. The Vanguard study is a four-year pilot study which initiated patient enrollment in June 2025 and will enroll up to 24,000 people to inform the design of a randomized controlled trial evaluating the use of MCD tests for cancer screening. In June 2025, the FDA also granted Breakthrough Device designation to our Shield MCD test to provide patients and healthcare providers with timely access to medical devices by speeding up their development, assessment and review. We have expended considerable resources, and expect to increase such expenditures over the next few years, to support our research and development programs with the goal of fueling further innovation.
•International expansion. A component of our long-term growth strategy is to expand our commercial footprint internationally, and we expect to increase our sales and marketing expense to execute on this strategy. We currently offer our oncology and screening tests in countries outside the United States primarily through distributor relationships, and direct contracts and partnerships with hospitals, research organizations and laboratory companies.
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
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for more information.
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
Biopharma and data. Biopharma and data revenue includes amounts derived from the delivery of our tests for biopharmaceutical customers. Biopharma and data revenue also includes amounts derived from the performance of our service agreements with biopharmaceutical customers, primarily comprised of companion diagnostic development and regulatory approval, monitoring and maintenance, GuardantINFORM data services and GuardantConnect referral services.
Screening. Screening revenue includes amounts derived from the delivery of our Shield screening tests. In August 2024, following the FDA approval, our Shield screening test met the coverage requirements by Medicare, and we submit claims to Medicare for reimbursement for our Shield screening tests performed for qualifying patients. We also submit claims to private payers for reimbursement for qualifying patients covered under Medicare Advantage program. In addition, our Shield blood test has received coverage for patients receiving community care authorized by the U.S. Department of Veterans Affairs with no copay for average-risk individuals ages 45 and older.
Licensing and other. We also derive revenue from licensing our technologies.
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
Interest income
Interest income consists of interest earned on our cash, cash equivalents, restricted cash and marketable securities.
Interest expense
Interest expense consists of coupon interest expense and amortization of debt issuance costs, net of amortization of debt premium.
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, gain on extinguishment of convertible notes, and impairment of non-marketable equity securities and other related assets. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
Revenue	$301,665	$203,471
Costs and operating expenses:
Cost of revenue(1)	104,919	74,723
Research and development expense(1)	91,038	88,521
Sales and marketing expense(1)	169,132	104,316
General and administrative expense(1)	57,926	46,952
Total costs and operating expenses	423,015	314,512
Loss from operations	(121,350)	(111,041)
Interest income	11,151	9,112
Interest expense	(1,347)	(791)
Other income (expense), net	(157)	7,851
Loss before provision for income taxes	(111,703)	(94,869)
Provision for income taxes	372	290
Net loss	$(112,075)	$(95,159)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
Cost of revenue	$2,844	$2,286
Research and development expense	12,993	12,527
Sales and marketing expense	13,406	9,831
General and administrative expense	18,365	13,113
Total stock-based compensation expense	$47,608	$37,757

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Oncology	$204,954	$150,559	$54,395	36%
Biopharma and data	52,977	45,376	7,601	17%
Screening	41,590	5,677	35,913	633%
Licensing and other	2,144	1,859	285	15%
Total revenue	$301,665	$203,471	$98,194	48%
Total revenue was $301.7 million for the three months ended March 31, 2026, compared to $203.5 million for the three months ended March 31, 2025, an increase of $98.2 million, or 48%.
Oncology revenue was $205.0 million for the three months ended March 31, 2026, compared to $150.6 million for the three months ended March 31, 2025, an increase of $54.4 million, or 36%. This increase was driven primarily by an increase in oncology test volume to approximately 86,000 for the three months ended March 31, 2026 from approximately 59,000 for the three months ended March 31, 2025, and an increase in reimbursement for our oncology tests.
Biopharma and data revenue was $53.0 million for the three months ended March 31, 2026, compared to $45.4 million for the three months ended March 31, 2025, an increase of $7.6 million, or 17%. This increase was driven primarily by the achievement of certain milestones within our companion diagnostic development and regulatory approval service agreements, and revenue derived from our data services and the delivery of our tests for biopharmaceutical customers.
Screening revenue was $41.6 million for the three months ended March 31, 2026, compared to $5.7 million for the three months ended March 31, 2025, an increase of $35.9 million, or 633%. The increase was driven primarily by an increase in our Shield screening test volume to approximately 44,000 for the three months ended March 31, 2026 from approximately 9,000 for the three months ended March 31, 2025, which was the second full quarter following the FDA approval of our Shield screening test. The increase was also attributable to an increase in reimbursement for our Shield screening test.
Cost of Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$104,919	$74,723	$30,196	40%
Cost of revenue was $104.9 million for the three months ended March 31, 2026, compared to $74.7 million for the three months ended March 31, 2025, an increase of $30.2 million, or 40%. This increase in cost of revenue was driven primarily by an increase in sample volume, partially offset by reduced cost per sample of our oncology tests, including Guardant360 Liquid; and reduced cost per sample of our Shield screening test.
Operating Expenses
Research and development expense

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Research and development expense	$91,038	$88,521	$2,517	3%

Research and development expenses were $91.0 million for the three months ended March 31, 2026, compared to $88.5 million for the three months ended March 31, 2025, an increase of $2.5 million, or 3%. This increase was related to continued investment in the development of our technologies and products.
Sales and marketing expense

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Sales and marketing expense	$169,132	$104,316	$64,816	62%
Sales and marketing expenses were $169.1 million for the three months ended March 31, 2026, compared to $104.3 million for the three months ended March 31, 2025, an increase of $64.8 million, or 62%. This increase was related to commercial infrastructure expansion and marketing activities to support our Shield and oncology growth, primarily resulting in an increase of $33.4 million in personnel costs, and an increase of $21.5 million in marketing activity related costs.
General and administrative expense

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
General and administrative expense	$57,926	$46,952	$10,974	23%
General and administrative expenses were $57.9 million for the three months ended March 31, 2026, compared to $47.0 million for the three months ended March 31, 2025, an increase of $11.0 million, or 23%, primarily driven by an increase of $7.1 million in legal and other outside service costs, and $5.3 million in stock-based compensation.
Interest income

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest income	$11,151	$9,112	$2,039	22%
Interest income was $11.2 million for the three months ended March 31, 2026, compared to $9.1 million for the three months ended March 31, 2025, an increase of $2.0 million, or 22%. This increase was primarily due to increased average investment balances, partially offset by lower available market rates of return on our investment portfolio.

Interest expense

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,347)	$(791)	$(556)	70%
Interest expense was primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes for the three months ended March 31, 2026, and 2025. See Note 7, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our convertible senior notes.
Other income (expense), net

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$(157)	$7,851	$(8,008)	(102)%
Other income (expense), net was immaterial for the three months ended March 31, 2026, and was a $7.9 million income for the three months ended March 31, 2025, primarily attributable to a gain on extinguishment of convertible notes of $13.7 million related to the convertible notes exchange transaction completed in February 2025, partially offset by an impairment of $5.0 million recorded for one of our non-marketable equity security investments. See Note 7, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the convertible notes exchange transaction.
Provision for income taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$372	$290	$82	28%
Provision for income taxes was immaterial for the three months ended March 31, 2026, and 2025.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of March 31, 2026, we had an accumulated deficit of $3.1 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sales of our common stock, issuances of convertible notes and generation of our revenue. As of March 31, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $1.2 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held in marketable securities consisting primarily of commercial paper and U.S. treasury securities that can be immediately liquid.

Based on our current business plan, we believe our current cash, cash equivalents, restricted cash and marketable securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Quarterly Report on Form 10-Q. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As our revenue is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued liabilities, which could impact our working capital balances.
If our available cash, cash equivalents, restricted cash and marketable securities and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2025, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all. See Note 7, Debt, and Note 10, Common Stock, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our convertible senior notes and common stock.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(65,623)	$(62,689)
Net cash provided by investing activities	$699,418	$302,864
Net cash used in financing activities	$(21,577)	$(66,850)
Operating activities
Cash used in operating activities during the three months ended March 31, 2026, was $65.6 million, which resulted from a net loss of $112.1 million, and changes in our operating assets and liabilities of $23.3 million, partially offset by reconciliation adjustments of $69.7 million. Reconciliation adjustments primarily consisted of $47.6 million of stock-based compensation, $11.8 million of interest income received on marketable securities, $9.4 million of depreciation and amortization, $8.6 million of operating lease costs, partially offset by $7.0 million of amortization of discount on marketable securities. The changes in our operating assets and liabilities were primarily the result of a $8.6 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $8.2 million decrease in accounts payable and accrued liabilities, a $7.2 million increase in prepaid expenses and other current assets, net, and a $3.2 million decrease in deferred revenue.
Cash used in operating activities during the three months ended March 31, 2025, was $62.7 million, which resulted from a net loss of $95.2 million, and changes in our operating assets and liabilities of $23.3 million, partially offset by reconciliation adjustments of $55.8 million. Reconciliation adjustments primarily consisted of $37.8 million of stock-based compensation, $10.2 million of depreciation and amortization, $7.9 million of operating lease costs, $7.7 million of interest income received on marketable securities, and $5.0 million of impairment on non-marketable equity security investments, partially offset by $13.7 million of gain on extinguishment of convertible notes. The changes in our operating assets and liabilities were primarily the result of a $9.6 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $6.2 million increase in inventory, net, a $6.1 million increase in accounts receivable, net, and a $3.1 million increase in prepaid expenses and other current assets, net, partially offset by a $2.4 million increase in deferred revenue.

Investing activities
Cash provided by investing activities during the three months ended March 31, 2026, was $699.4 million, which resulted primarily from proceeds from marketable securities of $954.9 million, partially offset by purchases of marketable securities of $249.9 million, and purchases of property and equipment of $5.6 million.
Cash provided by investing activities during the three months ended March 31, 2025, was $302.9 million, which resulted primarily from proceeds from marketable securities of $307.3 million, partially offset by purchases of property and equipment of $4.5 million.
Financing activities
Cash used in financing activities during the three months ended March 31, 2026, was $21.6 million, which was primarily attributable to employee taxes paid related to net share settlement of restricted stock units of $20.7 million, partially offset by proceeds from exercise of stock options of $3.7 million.
Cash used in financing activities during the three months ended March 31, 2025, was $66.9 million, which was primarily attributable to repurchase of treasury stock of $45.0 million, employee taxes paid related to net share settlement of restricted stock units of $15.5 million, and payment of debt issuance costs of $12.1 million, partially offset by proceeds from unwinding of convertible note hedges of $5.0 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed previously.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents, restricted cash, marketable securities, and our indebtedness. As of March 31, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $1.2 billion, held primarily in cash deposits, money market funds, commercial paper and U.S. government debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of March 31, 2026, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in an immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through March 31, 2026, we have generated an insignificant amount of revenue denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of March 31, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2026, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 19, 2026. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Meghan Joyce, Director	Adoption	3/4/2026	6/2/2026 - 6/1/2027	Y	28,944
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1	2018 Incentive Award Plan Annual Cash Incentive Program					*
10.2	Non-Employee Director Compensation Program, effective as of June 17, 2026					*
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

GUARDANT HEALTH, INC.

Dated:	May 7, 2026	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2026	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2026	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)