Form 10-Q
period 2026-06-30
Guardant Health, Inc.
filed 2026-07-30
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

As of July 24, 2026, the registrant had 134,196,170 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,053,469	$378,203
Short-term marketable securities	—	823,395
Accounts receivable, net	144,249	137,849
Inventory, net	105,463	85,876
Prepaid expenses and other current assets, net	61,458	40,723
Total current assets	1,364,639	1,466,046
Restricted cash	114,270	111,214
Property and equipment, net	155,299	145,915
Right-of-use assets, net	147,566	158,849
Intangible assets, net	25,267	25,921
Goodwill	77,257	77,257
Other assets, net	27,996	28,457
Total Assets	$1,912,294	$2,013,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$93,514	$54,442
Accrued compensation	121,366	119,646
Accrued expenses	79,291	77,889
Deferred revenue	44,791	50,753
Total current liabilities	338,962	302,730
Convertible senior notes, net	1,502,943	1,504,000
Long-term operating lease liabilities	166,312	178,463
Other long-term liabilities	126,944	127,773
Total Liabilities	2,135,161	2,112,966
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized; 133,612,678 and 130,635,301 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	3,009,424	2,900,056
Accumulated other comprehensive loss	(5,563)	(4,852)
Accumulated deficit	(3,226,729)	(2,994,512)
Total Stockholders’ Deficit	(222,867)	(99,307)
Total Liabilities and Stockholders’ Deficit	$1,912,294	$2,013,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$334,978	$232,088	$636,643	$435,559
Costs and operating expenses:
Cost of revenue	115,949	81,205	220,868	155,928
Research and development expense	96,533	87,449	187,571	175,970
Sales and marketing expense	189,954	119,588	359,086	223,904
General and administrative expense	61,660	50,259	119,586	97,211
Total costs and operating expenses	464,096	338,501	887,111	653,013
Loss from operations	(129,118)	(106,413)	(250,468)	(217,454)
Interest income	10,199	7,560	21,350	16,672
Interest expense	(1,346)	(983)	(2,693)	(1,774)
Other income (expense), net	308	(25)	151	7,826
Loss before provision for income taxes	(119,957)	(99,861)	(231,660)	(194,730)
Provision for income taxes	185	38	557	328
Net loss	$(120,142)	$(99,899)	$(232,217)	$(195,058)
Net loss per share, basic and diluted	$(0.90)	$(0.80)	$(1.76)	$(1.57)
Weighted-average shares used in computing net loss per share, basic and diluted	132,867	124,114	132,074	123,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(120,142)	$(99,899)	$(232,217)	$(195,058)
Other comprehensive (loss) income :
Unrealized losses on available-for-sale securities	—	(2)	(106)	(232)
Foreign currency translation adjustments	(411)	937	(605)	1,710
Other comprehensive (loss) income	(411)	935	(711)	1,478
Comprehensive loss	$(120,553)	$(98,964)	$(232,928)	$(193,580)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of April 1, 2026	131,514,404	$1	$2,930,665	$(5,152)	$(3,106,587)	$(181,073)
Issuance of common stock upon exercise of stock options	705,702	—	18,991	—	—	18,991
Vesting of restricted stock units	1,266,222	—	—	—	—	—
Common stock issued under employee stock purchase plan	126,350	—	10,362	—	—	10,362
Employee taxes paid related to net share settlement of restricted stock units	—	—	(8,319)	—	—	(8,319)
Stock-based compensation	—	—	57,725	—	—	57,725
Other comprehensive loss	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	(120,142)	(120,142)
Balance as of June 30, 2026	133,612,678	$1	$3,009,424	$(5,563)	$(3,226,729)	$(222,867)

	Three Months Ended June 30, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Treasury Stock

Balance as of April 1, 2025	123,647,166	$1	$(45,010)	$2,472,272	$(4,658)	$(2,673,394)	$(250,789)
Issuance of common stock upon exercise of stock options	58,912	—	—	1,557	—	—	1,557
Vesting of restricted stock units	461,439	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	310,387	—	—	7,680	—	—	7,680
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(7,421)	—	—	(7,421)
Stock-based compensation	—	—	—	42,462	—	—	42,462
Other comprehensive income	—	—	—	—	935	—	935
Net loss	—	—	—	—	—	(99,899)	(99,899)
Balance as of June 30, 2025	124,477,904	$1	$(45,010)	$2,516,550	$(3,723)	$(2,773,293)	$(305,475)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of January 1, 2026	130,635,301	$1	$2,900,056	$(4,852)	$(2,994,512)	$(99,307)
Issuance of common stock upon exercise of stock options	817,031	—	22,642	—	—	22,642
Vesting of restricted stock units	2,033,996	—	—	—	—	—
Common stock issued under employee stock purchase plan	126,350	—	10,362	—	—	10,362
Employee taxes paid related to net share settlement of restricted stock units	—	—	(28,969)	—	—	(28,969)
Stock-based compensation	—	—	105,333	—	—	105,333
Other comprehensive loss	—	—	—	(711)	—	(711)
Net loss	—	—	—	—	(232,217)	(232,217)
Balance as of June 30, 2026	133,612,678	$1	$3,009,424	$(5,563)	$(3,226,729)	$(222,867)

	Six Months Ended June 30, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Treasury Stock

Balance as of January 1, 2025	123,994,006	$1	$—	$2,443,788	$(5,201)	$(2,578,235)	$(139,647)
Issuance of common stock upon exercise of stock options	103,033	—	—	2,325	—	—	2,325
Vesting of restricted stock units	1,046,829	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	310,387	—	—	7,680	—	—	7,680
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(22,918)	—	—	(22,918)
Stock-based compensation	—	—	—	80,219	—	—	80,219
Repurchase of treasury stock	(976,351)	—	(45,010)	—	—	—	(45,010)
Unwinding of convertible note hedges	—	—	—	5,456	—	—	5,456
Other comprehensive income	—	—	—	—	1,478	—	1,478
Net loss	—	—	—	—	—	(195,058)	(195,058)
Balance as of June 30, 2025	124,477,904	$1	$(45,010)	$2,516,550	$(3,723)	$(2,773,293)	$(305,475)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025

OPERATING ACTIVITIES:
Net loss	$(232,217)	$(195,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,003	20,278
Operating lease costs	17,148	16,442
Gain on extinguishment of convertible notes	—	(13,672)
Stock-based compensation	105,333	80,219
Amortization of discount on marketable securities	(7,980)	(794)
Impairment of non-marketable equity securities	—	5,000
Interest income received on marketable securities	13,063	7,677
Other	(219)	514
Changes in operating assets and liabilities:
Accounts receivable, net	(5,944)	(20,425)
Inventory, net	(19,587)	(12,978)
Prepaid expenses and other current assets, net	(24,195)	(7,276)
Other assets, net	1,962	1,085
Accounts payable and accrued liabilities	36,059	(4,273)
Operating lease liabilities	(17,867)	(18,826)
Deferred revenue	(7,960)	19,113
Net cash used in operating activities	$(123,401)	$(122,974)
INVESTING ACTIVITIES:
Purchases of marketable securities	$(249,936)	$—
Proceeds from marketable securities	1,068,166	307,323
Purchases of non-marketable equity securities	—	(5,000)
Purchases of property and equipment	(17,339)	(10,108)
Net cash provided by investing activities	$800,891	$292,215
FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	$21,577	$2,325
Proceeds from issuances of common stock under employee stock purchase plan	10,362	7,680
Employee taxes paid related to net share settlement of restricted stock units	(28,969)	(22,918)
Repurchase of treasury stock	—	(45,010)
Payment of debt issuance costs	(102)	(12,289)
Proceeds from unwinding of convertible note hedges	—	5,030
Other	(1,431)	(44)
Net cash provided by (used in) financing activities	$1,437	$(65,226)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(605)	1,710
Net increase in cash, cash equivalents and restricted cash	678,322	105,725
Cash, cash equivalents and restricted cash—Beginning of period	489,417	629,755
Cash, cash equivalents and restricted cash—End of period	$1,167,739	$735,480
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,053,469	$629,143
Restricted cash	114,270	106,337
Total cash, cash equivalents and restricted cash	$1,167,739	$735,480
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. The Company is transforming patient care by providing critical insights into what drives disease through its advanced blood and tissue tests, real-world data and AI analytics. The Company's tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer. For patients with advanced-stage cancer, the Company offers the Guardant360 Liquid test and the Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, colorectal cancer and breast cancer. In addition, in the second quarter of 2026, the Company received FDA approval of its Guardant360 Liquid CDx test, advancing blood-based comprehensive genomic testing with the integration of genomic and epigenomic insights. The Company also offers the Guardant360 Tissue test for advanced-stage cancer and the Guardant Reveal test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients. The Company has also expanded the Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. The Company's product portfolio is now powered by its Smart Platform, which utilizes methylation technology with genomic, epigenomic, and RNA-based data, to unlock multi-modal biology with proprietary chemistry, advanced algorithms and its InfinityAI learning engine.
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
For early cancer detection, the Company offers the Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease. Shield is the first blood test approved by the FDA for primary colorectal cancer screening, and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, the Company's Shield blood test is included in the National Comprehensive Cancer Network and American Cancer Society colorectal cancer screening guidelines.
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
Restricted Cash
As of June 30, 2026 and December 31, 2025, the Company had restricted cash balance of $114.3 million and $111.2 million, of which $109.4 million and $107.7 million, respectively, were related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 9, Commitments and Contingencies - Legal Proceedings to the Company's condensed consolidated financial statements.
Non-Marketable Equity Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity security investments totaled $6.5 million and $6.5 million as of June 30, 2026, and December 31, 2025, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.
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

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2026	December 31, 2025
	2026	2025	2026	2025

	(unaudited)				(unaudited)
Customer A	27%	28%	27%	28%	*	23%
Customer B	*	*	*	*	11%	12%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, distributors, and international laboratory partners, including unbilled receivables. Unbilled receivables include balances due from biopharmaceutical customers related to service agreements that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of June 30, 2026, and December 31, 2025, the Company had unbilled receivables of $4.1 million and $5.2 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the three and six months ended June 30, 2026, and 2025.

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
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of June 30, 2026, there has been no impairment of goodwill.
Intangible assets related to in-process research and development costs, or IPR&D, acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During this period, the intangible assets will not be amortized but will be tested for impairment on an annual basis during the fourth fiscal quarter, or if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. As of June 30, 2026, there has been no impairment of IPR&D. If and when development is complete, the associated intangible assets will be deemed finite-lived and will then be amortized based on their respective estimated useful lives at that point in time.
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
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)
	(in thousands)
Oncology	$219,105	$158,685	$424,059	$309,244
Biopharma and data	60,947	56,020	113,924	101,396
Screening	52,866	14,814	94,456	20,491
Licensing and other	2,060	2,569	4,204	4,428
Total revenue	$334,978	$232,088	$636,643	$435,559
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
Revenue related to performance obligations satisfied in prior periods
For the three and six months ended June 30, 2026, the Company recorded $14.3 million and $33.5 million, respectively, as revenue related to performance obligations satisfied in prior periods. For the three and six months ended June 30, 2025, the Company recorded $8.9 million and $18.6 million, respectively, as revenue related to performance obligations satisfied in prior periods.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of billings in advance of revenue recognition from contracts with customers. For example, service contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent of billings prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of June 30, 2026 and December 31, 2025, the Company's deferred revenue balance was $52.0 million and $59.7 million, respectively, of which $7.2 million and $9.0 million was considered long-term and recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the six months ended June 30, 2026 that was included in the deferred revenue balance as of December 31, 2025 was $33.4 million, and revenue recognized in the six months ended June 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $19.9 million, respectively.
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
3.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
	(unaudited)
	(in thousands)
Machinery and equipment	$158,952	$144,069
Leasehold improvements	111,674	107,696
Computer hardware	50,259	41,329
Construction in progress	38,319	41,252
Furniture and fixtures	8,459	8,464
Computer software	2,006	2,006
Property and equipment, gross	369,669	344,816
Less: accumulated depreciation	(214,370)	(198,901)
Property and equipment, net	$155,299	$145,915
Depreciation expense related to property and equipment was $9.3 million and $9.6 million for the three months ended June 30, 2026, and 2025, respectively, and $18.3 million and $19.4 million for the six months ended June 30, 2026, and 2025, respectively.

Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
	(unaudited)
	(in thousands)
Operating lease liabilities	$27,758	$27,679
Other	51,533	50,210
Total accrued expenses	$79,291	$77,889
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$307,529	$307,529	$—	$—
Income deposit funds	109,388	—	109,388	—
U.S. government debt securities	681,141	—	681,141	—
Total cash equivalents and restricted cash	$1,098,058	$307,529	$790,529	$—

Financial Liabilities:
Contingent consideration	$35,000	$—	$—	$35,000
Total	$35,000	$—	$—	$35,000

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$31,775	$31,775	$—	$—
Income deposit funds	107,709	—	107,709	—
Commercial paper	182,739	—	182,739	—
U.S. government debt securities	112,000	—	112,000	—
Total cash equivalents and restricted cash	$434,223	$31,775	$402,448	$—

Commercial paper	$647,117	$—	$647,117	$—
U.S. government debt securities	176,278	—	176,278	—
Total short-term marketable securities	$823,395	$—	$823,395	$—

Total	$1,257,618	$31,775	$1,225,843	$—

Financial Liabilities:
Contingent consideration	$34,000	$—	$—	$34,000
Total	$34,000	$—	$—	$34,000
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
Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense on the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization and regulatory milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of June 30, 2026 and December 31, 2025, the Company's acquisition-related contingent consideration liabilities were $35.0 million and $34.0 million, respectively, included in other long-term liabilities on the Company's condensed consolidated balance sheets.
The following table summarizes the activities for the Level 3 financial instruments:

	Contingent Consideration
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)
	(in thousands)
Fair value — beginning of period	$34,000	$6,540	$34,000	$6,050
Increase in fair value	1,000	230	1,000	720
Settlement	—	(2,000)	—	(2,000)
Fair value — end of period	$35,000	$4,770	$35,000	$4,770

The Company considers the fair value of the Convertible Notes as of June 30, 2026, and December 31, 2025, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair values of the Convertible Notes.
The following tables summarize the Company’s cash equivalents, restricted cash and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market funds	$307,529	$—	$—	$307,529
Income deposit funds	109,388	—	—	109,388
U.S. government debt securities	681,157	—	(16)	681,141
Total	$1,098,074	$—	$(16)	$1,098,058

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$31,775	$—	$—	$31,775
Income deposit funds	107,709	—	—	107,709
Commercial paper	829,896	—	(40)	829,856
U.S. government debt securities	288,148	130	—	288,278
Total	$1,257,528	$130	$(40)	$1,257,618
None of the Company’s marketable securities had been in a continuous unrealized loss position for more than one year as of June 30, 2026 and December 31, 2025. There have been no material realized gains or losses, and no recognition of credit losses on marketable securities for the periods presented.

6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of June 30, 2026, and December 31, 2025:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(7,450)	$4,436	4.4
Non-compete agreements and other covenant rights	5,100	(5,100)	—	0.0
Total intangible assets subject to amortization	$16,986	$(12,550)	$4,436
Intangible assets not subject to amortization:
IPR&D	$20,831	$—	$20,831
Goodwill	77,257	—	77,257
Total intangible assets not subject to amortization	$98,088	$—	$98,088

Total purchased intangible assets	$115,074	$(12,550)	$102,524

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(6,901)	$4,985	4.8
Non-compete agreements and other covenant rights	5,100	(4,995)	105	0.3
Total intangible assets subject to amortization	$16,986	$(11,896)	$5,090
Intangible assets not subject to amortization:
IPR&D	$20,831	$—	$20,831
Goodwill	77,257	—	77,257
Total intangible assets not subject to amortization	$98,088	$—	$98,088

Total purchased intangible assets	$115,074	$(11,896)	$103,178
Amortization of finite-lived intangible assets was $0.3 million and $0.4 million for the three months ended June 30, 2026, and 2025, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2026, and 2025, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net as of June 30, 2026:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2026	$558
2027	1,107
2028	1,109
2029	765
2030	600
2031 and thereafter	297
Total	$4,436
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
During the three months ended June 30, 2026, the conditional conversion feature of the 2031 Notes was triggered as the last reported sale price of the Company's common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter and therefore the 2031 Notes became convertible, in whole or in part, at the option of the holders from July 1, 2026 through September 30, 2026. Whether the 2031 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of July 24, 2026, the Company had not received any conversion notices. Since the Company has the election of settling conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the 2031 Notes as long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2026.
In addition, since the 2027 Notes and the 2033 Notes were not convertible as of June 30, 2026 and December 31, 2025, the net carrying amounts of the Convertible Notes were classified as long-term liabilities on the Company's condensed consolidated balance sheet.
The following table sets forth the net carrying amounts of the Company's Convertible Notes as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(unaudited)
	(in thousands)
2027 Notes
Outstanding principal amount	$490,660	$490,660
Less: unamortized debt issuance costs	(1,523)	(2,076)
Net carrying amount	$489,137	$488,584

2031 Notes
Outstanding principal amount	$600,000	$600,000
Add: unamortized debt premium	32,235	35,652
Less: unamortized debt issuance costs	(9,581)	(10,575)
Net carrying amount	$622,654	$625,077

2033 Notes
Outstanding principal amount	$402,500	$402,500
Less: unamortized debt issuance costs	(11,348)	(12,161)
Net carrying amount	$391,152	$390,339

Total net carrying amount	$1,502,943	$1,504,000
As of June 30, 2026 and December 31, 2025, the total estimated fair value of the 2027 Notes was $613.9 million and $524.2 million, respectively; the total estimated fair value of the 2031 Notes was $1.5 billion and $1.1 billion, respectively; and the total estimated fair value of the 2033 Notes was $596.9 million and $439.9 million, respectively. The fair values were determined based on the closing trading price per $100 of the respective Notes as of the last day of trading for the period.

The following table sets forth interest expenses recognized and effective interest rates represented related to the Company's Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Coupon interest expense	$1,874	$1,916	$3,750	$2,833
Amortization of debt premium	(1,710)	(1,697)	(3,417)	(2,525)
Amortization of debt issuance costs	1,182	764	2,360	1,466
Total interest expense recognized	$1,346	$983	$2,693	$1,774

Effective interest rate:
2027 Notes	0.2%	0.2%	0.2%	0.2%
2031 Notes	0.4%	0.4%	0.4%	0.4%
2033 Notes	0.4%	*	0.4%	*
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
8.     Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.1 to 7.0 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.

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
Operating lease expense was $8.6 million and $8.6 million for the three months ended June 30, 2026, and 2025, respectively, and $17.1 million and $16.4 million for the six months ended June 30, 2026, and 2025, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	June 30, 2026	December 31, 2025
	(unaudited)
Weighted-average remaining lease term (in years)	6.2	6.7
Weighted-average discount rate	4.5%	4.5%
The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of June 30, 2026:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2026	$16,372
2027	35,864
2028	35,658
2029	34,552
2030	34,809
2031 and thereafter	64,148
Total operating lease payments	221,403
Less: imputed interest	(27,333)
Total operating lease liabilities	$194,070
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
On November 14, 2023, a jury verdict was entered in favor of TwinStrand Biosciences and the University of Washington and against the Company. The jury found that the Company willfully infringed U.S. Patent Nos. 10,287,631, or the ’631 Patent, and 10,760,127, or the ’127 Patent, and awarded TwinStrand Biosciences and the University of Washington $83.4 million in damages, representing a 6% royalty on past sales. Post-trial motions were filed on March 4, 2024, where the Company moved to overturn the jury’s verdict, seek a new trial, and/or amend the judgment, and TwinStrand Biosciences moved for enhanced damages based on the jury's finding of willful infringement, pre- and post-judgment interest, and a go-forward running royalty. On June 16, 2026, the District Court ruled on the motions, denying the Company’s motion to overturn the jury’s verdict, seek a new trial, and/or amend the judgment. In the order, the District Court denied the plaintiffs’ motion for enhanced damages for willful infringement and attorney’s fees and costs, but granted the plaintiffs’ motions for an ongoing royalty of 6%, as well as supplemental damages consisting of a 6% royalty for sales of certain products between July 1, 2023 and February 5, 2024. The Company strongly disagrees with the jury verdict and certain of the District Court’s rulings and will vigorously contest the verdict and judgment through appeal to the U.S. Court of Appeals for the Federal Circuit.
Both asserted patents that form the basis of TwinStrand’s verdict are also under review at the United States Patent and Trademark Office, or USPTO, with substantial invalidity questions. On June 16, 2026, the USPTO issued a final office action in the ongoing ex parte reexamination of the ’631 Patent, rejecting all claims of the ’631 Patent as invalid in view of several prior art references. On January 23, 2026, the U.S. Court of Appeals for the Federal Circuit held that the USPTO erred when it required the Company to show in an invalidity proceeding for the ’127 Patent a motivation to combine and a reasonable expectation of success with regard to a combination of prior art references. The Federal Circuit remanded the case to the USPTO for further proceedings, which should rule on the invalidity of the patent in late 2026. Similar to the ’631 Patent, all claims of the ’127 Patent are subject to an invalidity review.
The Company recorded a liability of $83.4 million as of December 31, 2023, which was reflected as a charge to other operating expense on its consolidated statements of operations, and as a component of other long-term liabilities on its consolidated balance sheets for the year ended December 31, 2023. To date, the Company has not made any payments related to the judgment or royalties. The Company reassessed its liability as of June 30, 2026 and concluded no adjustment was necessary. Furthermore, in light of the ongoing proceedings and rulings from the USPTO and the Federal Circuit, and the Company’s intent to contest the jury verdict and certain of the District Court’s rulings, the Company estimates a range of possible loss through June 30, 2026 to be between zero and $250 million.

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
On November 25, 2024, after a three-week trial, the jury unanimously found in favor of the Company on all of its claims against Natera for false advertising and unfair competition. The jury awarded the Company $292.5 million, including $175.5 million in punitive damages. The jury also unanimously rejected all of Natera’s counterclaims against the Company. Both parties have filed post-trial motions. On July 9, 2025, the court granted the Company’s motions for sanctions, awarding approximately $3.0 million in attorneys’ fees and ordering the assignment of a special master to evaluate additional punitive sanctions against Natera. On July 28, 2025, the court issued orders on the remaining outstanding post-trial motions, denying Natera’s motion for a new trial and motion for equitable claims. The court also granted in part the Company’s motions, including providing injunctive relief preventing Natera from continuing its false advertising and affirming a total damages award of $287.0 million. Natera is appealing the jury verdict to the United States Court of Appeals for the Ninth Circuit.
On January 13, 2025, Tempus sent the Company a letter alleging that the Company made certain false or misleading statements in its advertising related to Guardant360 and Tempus’ xF+ assay. The Company strongly disagrees with Tempus’ allegations and responded to each allegation. On January 17, 2025, the Company filed a declaratory judgment action against Tempus in the United States District Court for the District of Delaware, seeking to show that Tempus’ allegations are without merit. On March 17, 2025, Tempus responded to the Company’s complaint and filed false advertising counterclaims. On June 16, 2026, the Company filed an amended complaint against Tempus alleging Tempus falsely represented numerous aspects of its validation studies. Discovery is ongoing and a trial has been set for September 2027.
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
The Company is currently a defendant in two wage and hour class action lawsuits filed in two separate California Superior Courts alleging violations of various provisions of the California Labor Code, including overlapping claims for failure to pay minimum wage, failure to pay overtime wage, off-the-clock work, meal and rest period violations, failure to reimburse business expenses, failure to pay all wages due upon termination, and failure to provide accurate wage statements. In one of the lawsuits, the plaintiff is also asserting class claims that the Company required employees to sign agreements containing an unlawful post-employment non-compete/non-solicitation clause restraining their engagement in a lawful trade or business. The plaintiffs in both actions seek class certification on behalf of similarly situated employees employed by the Company in California during the relevant statutory period. Each complaint seeks unspecified monetary damages, penalties, interest, and attorneys’ fees. The Company denies the allegations. At this stage of the proceedings, the court has not certified the case as a class action, and formal discovery has not yet commenced in either action. In February 2026, the plaintiffs and the Company have agreed to settle the two matters and are in the process of finalizing a settlement agreement.
10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of June 30, 2026, and December 31, 2025, no dividends on the Company's common stock had been declared by the Board of Directors.
The Company’s common stock has been reserved for the following potential future issuances:

	June 30, 2026	December 31, 2025
	(unaudited)
Shares underlying outstanding stock options	3,666,937	4,548,494
Shares underlying unvested restricted stock units	5,812,827	6,315,213
Shares underlying unvested performance-based restricted stock units	1,590,213	1,280,838
Shares available for issuance under the 2018 Incentive Award Plan	11,827,540	9,811,870
Shares available for issuance under the 2018 Employee Stock Purchase Plan	3,813,528	2,833,178
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	3,266,190	3,369,319
Total	29,977,235	28,158,912
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
At-The-Market Offering Program
In August 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. As of June 30, 2026, no shares of the Company's common stock have been sold under the Sales Agreement.

11.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2026	13,181,189	4,548,494	$34.83	6.4	$310,466
2018 Plan annual increase(1)	3,689,000	—
Granted	(4,965)	4,965	94.42
Exercised	—	(817,031)	27.71
Canceled	69,491	(69,491)	35.47
Restricted stock units granted	(1,759,262)	—	—
Restricted stock units canceled	418,679	—	—
Performance-based restricted stock units granted	(598,353)	—	—
Performance-based restricted stock units adjusted for performance achievement	(61,706)	—	—
Performance-based restricted stock units canceled	159,657	—	—
Balance as of June 30, 2026	15,093,730	3,666,937	$36.48	6.1	$416,384
Vested and Exercisable as of June 30, 2026		2,730,746	$36.76	5.4	$309,309
(1)Effective as of January 1, 2026, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of the automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $73.8 million and $1.3 million for the three months ended June 30, 2026, and 2025, respectively, and $80.5 million and $2.4 million for the six months ended June 30, 2026, and 2025, respectively.
No options were granted during the three months ended June 30, 2026. The weighted-average grant date fair value of options granted was $30.62 per share for the three months ended June 30, 2025. The weighted-average grant date fair value of options granted was $57.40 and $27.49 per share for the six months ended June 30, 2026, and 2025, respectively.
Future stock-based compensation for unvested options as of June 30, 2026 was $19.1 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2026	6,315,213	$36.56
Granted	1,759,262	89.61
Vested and released	(1,842,969)	35.54
Canceled	(418,679)	42.41
Balance as of June 30, 2026	5,812,827	$52.51
Future stock-based compensation for unvested restricted stock units as of June 30, 2026 was $254.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.
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
A summary of the Company’s PSU activity and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2026	1,280,838	$27.38
Granted	598,353	104.80
Adjusted for performance achievement	61,706	35.40
Vested and released	(191,027)	32.62
Canceled	(159,657)	41.13
Balance as of June 30, 2026	1,590,213	$54.81

Stock-based compensation recorded for the PSUs was $11.3 million and $3.6 million for the three months ended June 30, 2026, and 2025, respectively, and $19.0 million and $7.8 million for the six months ended June 30, 2026, and 2025, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of June 30, 2026 was $76.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Cost of revenue	$3,487	$2,657	$6,331	$4,943
Research and development expense	14,193	13,783	27,186	26,310
Sales and marketing expense	16,012	11,442	29,418	21,273
General and administrative expense	24,033	14,580	42,398	27,693
Total stock-based compensation expense	$57,725	$42,462	$105,333	$80,219
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
Expected term (in years)	*	5.50 - 5.79	5.73	5.50 - 5.90
Expected volatility	*	66.1% - 67.0%	64.9%	65.7% - 67.0%
Risk-free interest rate	*	4.0% - 4.1%	3.7%	4.0% - 4.3%
Expected dividend yield	*	—%	—%	—%
*No stock options were granted during the three months ended June 30, 2026.
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
Shares of common stock purchased under the ESPP were 126,350 and 310,387 for the three and six months ended June 30, 2026 and 2025, respectively.
The grant date fair value of the stock purchase rights granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumptions used to value stock options with the exception of the expected term which was based on the term of each purchase period, with details as below:

	Three and Six Months Ended June 30,
	2026	2025

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	48.9%	69.0%
Risk-free interest rate	3.8%	4.3%
Expected dividend yield	—%	—%
The total compensation expense related to the ESPP was $1.4 million and $1.2 million for the three months ended June 30, 2026, and 2025, respectively, and $3.6 million and $2.8 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, the unrecognized stock-based compensation expense related to the ESPP was $2.2 million, which is expected to be recognized over the remaining term of the offering period of 0.4 years.
12.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(120,142)	$(99,899)	$(232,217)	$(195,058)
Net loss per share, basic and diluted	$(0.90)	$(0.80)	$(1.76)	$(1.57)
Weighted-average shares used in computing net loss per share, basic and diluted	132,867	124,114	132,074	123,993

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Stock options	4,202	5,093	4,350	4,913
Restricted stock units	5,971	8,037	6,016	7,519
PSUs	1,610	1,269	1,469	1,244
ESPP obligation	83	184	98	225
Convertible senior notes	16,465	13,152	16,465	13,152
Total	28,331	27,735	28,398	27,053
13.    Income Taxes
The income tax expense for the three and six months ended June 30, 2026, and 2025, was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against domestic net deferred tax assets.
The income tax expense for the three and six months ended June 30, 2026, and 2025, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
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

The following table presents a summary of the Company's segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Revenue	$334,978	$232,088	$636,643	$435,559
Less:
Cost of revenue (1)	111,854	78,296	213,414	150,481
Research and development expense (1)	80,508	72,547	157,097	147,444
Sales and marketing expense (1)	172,360	107,832	326,790	201,959
General and administrative expense (1)	35,442	34,931	72,479	65,490
Other segment items (2)	54,956	38,381	99,080	65,243
Net loss	$(120,142)	$(99,899)	$(232,217)	$(195,058)
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
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
United States	$318,038	$216,684	$602,667	$410,293
International	16,940	15,404	33,976	25,266
Total revenue	$334,978	$232,088	$636,643	$435,559
As of June 30, 2026, and December 31, 2025, 99% and 100%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

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
Overview
We are a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. We are transforming patient care by providing critical insights into what drives disease through our advanced blood and tissue tests, real-world data and AI analytics. Our tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer. For patients with advanced-stage cancer, we offer the Guardant360 Liquid test and the Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, colorectal cancer and breast cancer. In addition, in the second quarter of 2026, we received FDA approval of our Guardant360 Liquid CDx test, advancing blood-based comprehensive genomic testing by the integration of genomic and epigenomic insights. We also offer the Guardant360 Tissue test for advanced-stage cancer and the Guardant Reveal test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients. We have also expanded the Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. Our product portfolio is now powered by our Smart Platform, which utilizes methylation technology with genomic, epigenomic, and RNA-based data, to unlock multi-modal biology with proprietary chemistry, advanced algorithms and our InfinityAI learning engine.
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
For early cancer detection, we offer the Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease. Shield is the first blood test approved by the FDA for primary colorectal cancer screening and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare. In addition, our Shield blood test is included in the National Comprehensive Cancer Network and American Cancer Society colorectal cancer screening guidelines. We also expect to expand into lung cancer screening and multi-cancer detection, or MCD, with our Shield platform. The FDA has granted Breakthrough Device designation to our Shield MCD test to provide patients and healthcare providers with timely access to medical devices by speeding up their development, assessment and review. In addition, we have expanded our Shield blood test to include an MCD results report with a data collection effort to better understand the clinical impact of MCD results in the United States. And we have launched the Shield MCD test in multiple markets in Asia.
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

We generated total revenue of $335.0 million and $232.1 million for the three months ended June 30, 2026, and 2025, respectively, and $636.6 million and $435.6 million for the six months ended June 30, 2026, and 2025, respectively. We also incurred net losses of $120.1 million and $99.9 million for the three months ended June 30, 2026, and 2025, respectively, and $232.2 million and $195.1 million for the six months ended June 30, 2026, and 2025, respectively. We have funded our operations to date principally from the sales of our common stock, issuances of convertible senior notes, and generation of our revenue. See Note 7, Debt, and Note 10, Common Stock, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our convertible senior notes and common stock. As of June 30, 2026, we had cash, cash equivalents, and restricted cash of approximately $1.2 billion.
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

In March 2021, the Centers for Medicare and Medicaid Services, or CMS, approved advanced diagnostic laboratory test, or ADLT, status to our Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 Tissue test under the existing local coverage determination. The policy covers our Guardant360 Tissue test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 Liquid test to the same rate as our Guardant360 CDx test. In January 2025, Palmetto GBA granted coverage for our Guardant Reveal test to monitor disease recurrence in patients with colorectal cancer in the surveillance setting following curative intent therapy. This represents an expansion from the prior Medicare coverage of our Guardant Reveal test for colorectal cancer in the early post-surgical setting only. In May 2025, the coverage for our upgraded Guardant360 Tissue test was expanded by Medicare to include both DNA and RNA testing. In the second quarter of 2026, following the FDA approval, our Guardant360 Liquid CDx test met the coverage requirements by Medicare based on the criteria established in its National Coverage Determination for molecular diagnostic tests.
In August 2024, following the FDA approval, our Shield blood test met the coverage requirements by Medicare based on the criteria established in its National Coverage Determination for blood-based colorectal cancer screening tests. The test is covered once every three years for eligible Medicare beneficiaries. In March 2025, CMS approved ADLT status for our Shield blood test for colorectal cancer screening, which initiated a specific, market-based approach to pricing the test for Medicare patients. In March 2025, our Shield blood test received coverage for patients receiving community care authorized by the U.S. Department of Veterans Affairs, or VA, as an in-network benefit, with no copay for average-risk individuals who are age 45 or older. Following Medicare coverage for our Shield blood test in August 2024, the VA network coverage is the first for individuals between the ages of 45 and 64. In July 2026, UnitedHealth Group updated its policy to provide coverage of our Shield blood test for eligible members with an effective date of August 1, 2026, making it the first major commercial insurer to provide coverage for adults age 45 or older at average risk of colorectal cancer.
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
Oncology. Oncology revenue includes amounts derived from the delivery of our oncology tests for clinical customers, including hospitals, cancer centers, research institutions and patients, and oncology tests delivered by labs operated by our strategic partners. In the United States, we submit claims to Medicare and private payers for reimbursement for our Guardant360 CDx, Guardant360 Liquid, Guardant360 Liquid CDx, Guardant360 Tissue, and Guardant Reveal tests performed for qualifying patients.
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
Screening. Screening revenue includes amounts derived from the delivery of our Shield screening tests. In August 2024, following the FDA approval, our Shield screening test met the coverage requirements by Medicare, and we submit claims to Medicare for reimbursement for our Shield screening tests performed for qualifying patients. We also submit claims to private payers for reimbursement for qualifying patients covered under Medicare Advantage program. In addition, our Shield blood test has received coverage for patients receiving community care authorized by the U.S. Department of Veterans Affairs with no copay for average-risk individuals ages 45 and older, and coverage from UnitedHealth Group for eligible members age 45 and older at average risk of colorectal cancer.
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
Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, gain on extinguishment of convertible notes, and impairment of non-marketable equity securities. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Revenue	$334,978	$232,088	$636,643	$435,559
Costs and operating expenses:
Cost of revenue(1)	115,949	81,205	220,868	155,928
Research and development expense(1)	96,533	87,449	187,571	175,970
Sales and marketing expense(1)	189,954	119,588	359,086	223,904
General and administrative expense(1)	61,660	50,259	119,586	97,211
Total costs and operating expenses	464,096	338,501	887,111	653,013
Loss from operations	(129,118)	(106,413)	(250,468)	(217,454)
Interest income	10,199	7,560	21,350	16,672
Interest expense	(1,346)	(983)	(2,693)	(1,774)
Other income (expense), net	308	(25)	151	7,826
Loss before provision for income taxes	(119,957)	(99,861)	(231,660)	(194,730)
Provision for income taxes	185	38	557	328
Net loss	$(120,142)	$(99,899)	$(232,217)	$(195,058)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Cost of revenue	$3,487	$2,657	$6,331	$4,943
Research and development expense	14,193	13,783	27,186	26,310
Sales and marketing expense	16,012	11,442	29,418	21,273
General and administrative expense	24,033	14,580	42,398	27,693
Total stock-based compensation expense	$57,725	$42,462	$105,333	$80,219

Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Oncology	$219,105	$158,685	$60,420	38%
Biopharma and data	60,947	56,020	4,927	9%
Screening	52,866	14,814	38,052	257%
Licensing and other	2,060	2,569	(509)	(20)%
Total revenue	$334,978	$232,088	$102,890	44%
Total revenue was $335.0 million for the three months ended June 30, 2026, compared to $232.1 million for the three months ended June 30, 2025, an increase of $102.9 million, or 44%.
Oncology revenue was $219.1 million for the three months ended June 30, 2026, compared to $158.7 million for the three months ended June 30, 2025, an increase of $60.4 million, or 38%. This increase was driven primarily by an increase in oncology test volume to approximately 104,000 for the three months ended June 30, 2026 from approximately 64,000 for the three months ended June 30, 2025.
Biopharma and data revenue was $60.9 million for the three months ended June 30, 2026, compared to $56.0 million for the three months ended June 30, 2025, an increase of $4.9 million, or 9%. This increase was driven primarily by the achievement of certain milestones within our companion diagnostic development and regulatory approval service agreements.
Screening revenue was $52.9 million for the three months ended June 30, 2026, compared to $14.8 million for the three months ended June 30, 2025, an increase of $38.1 million, or 257%. The increase was driven primarily by an increase in our Shield screening test volume to approximately 66,000 for the three months ended June 30, 2026 from approximately 16,000 for the three months ended June 30, 2025.
Cost of Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$115,949	$81,205	$34,744	43%
Cost of revenue was $115.9 million for the three months ended June 30, 2026, compared to $81.2 million for the three months ended June 30, 2025, an increase of $34.7 million, or 43%. This increase in cost of revenue was driven primarily by an increase in sample volume, partially offset by reduced cost per sample of our oncology tests and Shield screening test.
Operating Expenses
Research and development expense

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Research and development expense	$96,533	$87,449	$9,084	10%
Research and development expenses were $96.5 million for the three months ended June 30, 2026, compared to $87.4 million for the three months ended June 30, 2025, an increase of $9.1 million, or 10%. This increase was related to continued investment in the development of our technologies and products.

Sales and marketing expense

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Sales and marketing expense	$189,954	$119,588	$70,366	59%
Sales and marketing expenses were $190.0 million for the three months ended June 30, 2026, compared to $119.6 million for the three months ended June 30, 2025, an increase of $70.4 million, or 59%. This increase was related to commercial infrastructure expansion and marketing activities to support our Shield and oncology growth, primarily resulting in an increase of $35.1 million in personnel costs; and an increase of $27.6 million in marketing costs.
General and administrative expense

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
General and administrative expense	$61,660	$50,259	$11,401	23%
General and administrative expenses were $61.7 million for the three months ended June 30, 2026, compared to $50.3 million for the three months ended June 30, 2025, an increase of $11.4 million, or 23%, primarily driven by an increase of $9.5 million in stock-based compensation.
Interest income

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest income	$10,199	$7,560	$2,639	35%
Interest income was $10.2 million for the three months ended June 30, 2026, compared to $7.6 million for the three months ended June 30, 2025, an increase of $2.6 million, or 35%. This increase was primarily due to increased average investment balances, partially offset by lower available market rates of return on our investment portfolio.
Interest expense

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,346)	$(983)	$(363)	37%
Interest expense was primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes for the three months ended June 30, 2026, and 2025. See Note 7, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our convertible senior notes.

Other income (expense), net

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$308	$(25)	$333	*
*Not meaningful
Other income (expense), net was immaterial for the three months ended June 30, 2026 and 2025.
Provision for income taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$185	$38	$147	387%
Provision for income taxes was immaterial for the three months ended June 30, 2026, and 2025.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Oncology	$424,059	$309,244	$114,815	37%
Biopharma and data	113,924	101,396	12,528	12%
Screening	94,456	20,491	73,965	361%
Licensing and other	4,204	4,428	(224)	(5)%
Total revenue	$636,643	$435,559	$201,084	46%
Total revenue was $636.6 million for the six months ended June 30, 2026, compared to $435.6 million for the six months ended June 30, 2025, an increase of $201.1 million, or 46%.
Oncology revenue was $424.1 million for the six months ended June 30, 2026, compared to $309.2 million for the six months ended June 30, 2025, an increase of $114.8 million, or 37%. This increase was driven primarily by an increase in oncology test volume to approximately 190,000 for the six months ended June 30, 2026 from approximately 123,000 for the six months ended June 30, 2025, and an increase in reimbursement for our oncology tests.
Biopharma and data revenue was $113.9 million for the six months ended June 30, 2026, compared to $101.4 million for the six months ended June 30, 2025, an increase of $12.5 million, or 12%. This increase was driven primarily by the achievement of certain milestones within our companion diagnostic development and regulatory approval service agreements.
Screening revenue was $94.5 million for the six months ended June 30, 2026, compared to $20.5 million for the six months ended June 30, 2025, an increase of $74.0 million, or 361%. The increase was driven primarily by an increase in our Shield screening test volume to approximately 110,000 for the six months ended June 30, 2026 from approximately 25,000 for the six months ended June 30, 2025, and an increase in reimbursement for our Shield screening test.

Cost of Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(dollars in thousands)
Cost of revenue	$220,868	$155,928	$64,940	42%
Cost of revenue was $220.9 million for the six months ended June 30, 2026, compared to $155.9 million for the six months ended June 30, 2025, an increase of $64.9 million, or 42%. This increase in cost of revenue was driven primarily by an increase in sample volume, partially offset by reduced cost per sample of our oncology tests and Shield screening test.
Operating Expenses
Research and development expense

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Research and development	$187,571	$175,970	$11,601	7%
Research and development expenses were $187.6 million for the six months ended June 30, 2026, compared to $176.0 million for the six months ended June 30, 2025, an increase of $11.6 million, or 7%. This increase was related to continued investment in the development of our technologies and products.
Sales and marketing expense

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$359,086	$223,904	$135,182	60%
Sales and marketing expenses were $359.1 million for the six months ended June 30, 2026, compared to $223.9 million for the six months ended June 30, 2025, an increase of $135.2 million, or 60%. This increase was related to commercial infrastructure expansion and marketing activities to support our Shield and oncology growth, primarily resulting in an increase of $68.5 million in personnel costs; an increase of $49.1 million in marketing costs; and an increase of $8.1 million in stock-based compensation.
General and administrative expense

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
General and administrative	$119,586	$97,211	$22,375	23%
General and administrative expenses were $119.6 million for the six months ended June 30, 2026, compared to $97.2 million for the six months ended June 30, 2025, an increase of $22.4 million, or 23%, primarily driven by an increase of $14.7 million in stock-based compensation, and an increase of $7.3 million in legal and other outside service costs.

Interest income

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest income	$21,350	$16,672	$4,678	28%
Interest income was $21.4 million for the six months ended June 30, 2026, compared to $16.7 million for the six months ended June 30, 2025, an increase of $4.7 million, or 28%. This increase was primarily due to increased average investment balances, partially offset by lower available market rates of return on our investment portfolio.
Interest expense

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest expense	$(2,693)	$(1,774)	$(919)	52%
Interest expense was primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes for the six months ended June 30, 2026, and 2025. See Note 7, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the convertible notes.
Other income (expense), net

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$151	$7,826	$(7,675)	(98)%
Other income (expense), net was immaterial for the six months ended June 30, 2026. Other income (expense), net was a $7.8 million income for the six months ended June 30, 2025, primarily attributable to a gain on extinguishment of convertible notes of $13.7 million related to the convertible notes exchange transaction completed in February 2025, partially offset by an impairment of $5.0 million recorded for one of our non-marketable equity security investments. See Note 7, Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the convertible notes exchange transaction.
Provision for income taxes

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$557	$328	$229	70%
Provision for income taxes was immaterial for the six months ended June 30, 2026, and 2025.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of June 30, 2026, we had an accumulated deficit of $3.2 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.

We have funded our operations to date principally from the sales of our common stock, issuances of convertible notes and generation of our revenue. As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $1.2 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held primarily in commercial paper and U.S. treasury securities that can be immediately liquid.
Based on our current business plan, we believe our current cash, investments, and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Quarterly Report on Form 10-Q. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As our revenue is expected to grow long-term, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued liabilities, which could impact our working capital balances.
If our available cash, investments, and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2025, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all. See Note 7, Debt, and Note 10, Common Stock, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our convertible senior notes and common stock.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(123,401)	$(122,974)
Net cash provided by investing activities	$800,891	$292,215
Net cash provided by (used in) financing activities	$1,437	$(65,226)
Operating activities
Cash used in operating activities during the six months ended June 30, 2026, was $123.4 million, which resulted from a net loss of $232.2 million, and changes in our operating assets and liabilities of $37.5 million, partially offset by reconciliation adjustments of $146.3 million. Reconciliation adjustments primarily consisted of $105.3 million of stock-based compensation, $19.0 million of depreciation and amortization, $17.1 million of operating lease costs, and $13.1 million of interest income received on marketable securities, partially offset by $8.0 million of amortization of discount on marketable securities. The changes in our operating assets and liabilities were primarily the result of a $24.2 million increase in prepaid expenses and other current assets, net, a $19.6 million increase in inventory, net, a $17.9 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $8.0 million decrease in deferred revenue, and a $5.9 million increase in accounts receivable, net, partially offset by a $36.1 million increase in accounts payable and accrued liabilities.

Cash used in operating activities during the six months ended June 30, 2025, was $123.0 million, which resulted from a net loss of $195.1 million, and changes in our operating assets and liabilities of $43.6 million, partially offset by reconciliation adjustments of $115.7 million. Reconciliation adjustments primarily consisted of $80.2 million of stock-based compensation, $20.3 million of depreciation and amortization, $16.4 million of operating lease costs, $7.7 million of interest income received on marketable securities, and $5.0 million of impairment on non-marketable equity security investments, partially offset by $13.7 million of gain on extinguishment of convertible notes. The changes in our operating assets and liabilities were primarily the result of a $20.4 million increase in accounts receivable, net, a $18.8 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $13.0 million increase in inventory, net, a $7.3 million increase in prepaid expenses and other current assets, net, and a $4.3 million decrease in accounts payable and accrued liabilities, partially offset by a $19.1 million increase in deferred revenue.
Investing activities
Cash provided by investing activities during the six months ended June 30, 2026, was $800.9 million, which resulted primarily from proceeds from marketable securities of $1.1 billion, partially offset by purchases of marketable securities of $249.9 million, and purchases of property and equipment of $17.3 million.
Cash provided by investing activities during the six months ended June 30, 2025, was $292.2 million, which resulted primarily from proceeds from marketable securities of $307.3 million, partially offset by purchases of property and equipment of $10.1 million, and purchase of non-marketable equity securities of $5.0 million.
Financing activities
Cash provided by financing activities during the six months ended June 30, 2026, was $1.4 million, which was primarily attributable to proceeds from exercise of stock options of $21.6 million, and proceeds from issuances of common stock under our employee stock purchase plan of $10.4 million, partially offset by employee taxes paid related to net share settlement of restricted stock units of $29.0 million.
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
Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three and six months ended June 30, 2026, there were no material changes to our critical accounting policies from those discussed previously.
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

Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, investments, and indebtedness. As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $1.2 billion, held primarily in cash deposits, money market funds, and U.S. government debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of June 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in an immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through June 30, 2026, we have generated an insignificant amount of revenue denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of June 30, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2026, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 19, 2026. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the second quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Alex M. Azar II, Director	Adoption	5/21/2026	8/19/2026 - 9/15/2027	Y	Indeterminable (2)
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)The 10b5-1 trading plan provides for the sale of 50% of an indeterminable number of shares of our common stock underlying certain restricted stock unit awards that will vest during the duration of the trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38683	3.1	10/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38683	3.2	10/9/2018
10.1#	2018 Incentive Award Plan Annual Cash Incentive Program	10-Q	001-38683	10.1	5/7/2026
10.2#	Eligible Director Compensation Program, effective as of June 17, 2026	10-Q	001-38683	10.2	5/7/2026
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

GUARDANT HEALTH, INC.

Dated:	July 30, 2026	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	July 30, 2026	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	July 30, 2026	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)