Form 10-Q
period 2026-09-30
Guardant Health, Inc.
filed 2026-11-05
CIK 1576280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

As of October 30, 2026, the registrant had 135,285,975 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Guardant Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,026,848	$378,203
Short-term marketable securities	—	823,395
Accounts receivable, net	186,548	137,849
Inventory, net	93,490	85,876
Prepaid expenses and other current assets	36,519	40,723
Total current assets	1,343,405	1,466,046
Restricted cash	119,157	111,214
Property and equipment, net	151,474	145,915
Right-of-use assets	141,245	158,849
Intangible assets, net	24,988	25,921
Goodwill	77,257	77,257
Other assets, net	28,116	28,457
Total assets	$1,885,642	$2,013,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$102,512	$54,442
Accrued compensation	127,619	119,646
Accrued expenses	104,935	77,889
Deferred revenue	38,099	50,753
Total current liabilities	373,165	302,730
Convertible senior notes, net	1,502,413	1,504,000
Long-term operating lease liabilities	160,220	178,463
Other long-term liabilities	125,746	127,773
Total liabilities	2,161,544	2,112,966
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.00001 per share; 350,000,000 shares authorized; 134,719,874 and 130,635,301 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	3,080,321	2,900,056
Accumulated other comprehensive loss	(5,133)	(4,852)
Accumulated deficit	(3,351,091)	(2,994,512)
Total stockholders’ deficit	(275,902)	(99,307)
Total liabilities and stockholders’ deficit	$1,885,642	$2,013,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$360,975	$265,196	$997,618	$700,755
Costs and operating expenses:
Cost of revenue	124,822	93,587	345,690	249,515
Research and development expense	100,838	89,957	288,409	265,927
Sales and marketing expense	177,218	127,375	536,304	351,279
General and administrative expense	90,862	53,266	210,448	150,477
Total costs and operating expenses	493,740	364,185	1,380,851	1,017,198
Loss from operations	(132,765)	(98,989)	(383,233)	(316,443)
Interest income	9,749	7,391	31,099	24,063
Interest expense	(1,345)	(943)	(4,038)	(2,717)
Other income (expense), net	342	(48)	493	7,778
Loss before provision for income taxes	(124,019)	(92,589)	(355,679)	(287,319)
Provision for income taxes	343	136	900	464
Net loss	$(124,362)	$(92,725)	$(356,579)	$(287,783)
Net loss per share, basic and diluted	$(0.93)	$(0.74)	$(2.68)	$(2.32)
Weighted-average shares used in computing net loss per share, basic and diluted	134,422	124,807	132,866	124,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(124,362)	$(92,725)	$(356,579)	$(287,783)
Other comprehensive (loss) income :
Unrealized losses on available-for-sale securities	(10)	(4)	(116)	(236)
Foreign currency translation adjustments	440	(533)	(165)	1,177
Other comprehensive income (loss)	430	(537)	(281)	941
Comprehensive loss	$(123,932)	$(93,262)	$(356,860)	$(286,842)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of July 1, 2026	133,612,678	$1	$3,009,424	$(5,563)	$(3,226,729)	$(222,867)
Issuance of common stock upon exercise of stock options	381,803	—	18,290	—	—	18,290
Vesting of restricted stock units	725,393	—	—	—	—	—
Employee taxes paid related to net share settlement of restricted stock units	—	—	(9,828)	—	—	(9,828)
Stock-based compensation	—	—	62,435	—	—	62,435
Other comprehensive income	—	—	—	430	—	430
Net loss	—	—	—	—	(124,362)	(124,362)
Balance as of September 30, 2026	134,719,874	$1	$3,080,321	$(5,133)	$(3,351,091)	$(275,902)

	Three Months Ended September 30, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Treasury Stock

Balance as of July 1, 2025	124,477,904	$1	$(45,010)	$2,516,550	$(3,723)	$(2,773,293)	$(305,475)
Issuance of common stock upon exercise of stock options	117,508	—	—	3,721	—	—	3,721
Vesting of restricted stock units	410,303	—	—	—	—	—	—
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(2,265)	—	—	(2,265)
Stock-based compensation	—	—	—	42,808	—	—	42,808
Other comprehensive loss	—	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	—	(92,725)	(92,725)
Balance as of September 30, 2025	125,005,715	$1	$(45,010)	$2,560,814	$(4,260)	$(2,866,018)	$(354,473)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of January 1, 2026	130,635,301	$1	$2,900,056	$(4,852)	$(2,994,512)	$(99,307)
Issuance of common stock upon exercise of stock options	1,198,834	—	40,932	—	—	40,932
Vesting of restricted stock units	2,759,389	—	—	—	—	—
Common stock issued under employee stock purchase plan	126,350	—	10,362	—	—	10,362
Employee taxes paid related to net share settlement of restricted stock units	—	—	(38,797)	—	—	(38,797)
Stock-based compensation	—	—	167,768	—	—	167,768
Other comprehensive loss	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	(356,579)	(356,579)
Balance as of September 30, 2026	134,719,874	$1	$3,080,321	$(5,133)	$(3,351,091)	$(275,902)

	Nine Months Ended September 30, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Treasury Stock

Balance as of January 1, 2025	123,994,006	$1	$—	$2,443,788	$(5,201)	$(2,578,235)	$(139,647)
Issuance of common stock upon exercise of stock options	220,541	—	—	6,046	—	—	6,046
Vesting of restricted stock units	1,457,132	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	310,387	—	—	7,680	—	—	7,680
Employee taxes paid related to net share settlement of restricted stock units	—	—	—	(25,183)	—	—	(25,183)
Stock-based compensation	—	—	—	123,027	—	—	123,027
Repurchase of stock	(976,351)	—	(45,010)	—	—	—	(45,010)
Unwinding of convertible note hedges	—	—	—	5,456	—	—	5,456
Other comprehensive income	—	—	—	—	941	—	941
Net loss	—	—	—	—	—	(287,783)	(287,783)
Balance as of September 30, 2025	125,005,715	$1	$(45,010)	$2,560,814	$(4,260)	$(2,866,018)	$(354,473)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardant Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025

OPERATING ACTIVITIES:
Net loss	$(356,579)	$(287,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,181	29,686
Operating lease costs	25,543	25,013
Gain on extinguishment of convertible notes	—	(13,672)
Stock-based compensation	167,768	123,027
Amortization of discount on marketable securities	(7,980)	(794)
Impairment of non-marketable equity securities	—	5,000
Interest income received on marketable securities	13,063	7,677
Other	(1,540)	179
Changes in operating assets and liabilities:
Accounts receivable, net	(48,399)	(5,971)
Inventory, net	(7,614)	(19,406)
Prepaid expenses and other current assets	(322)	(8,607)
Other assets, net	1,843	779
Accounts payable and accrued liabilities	77,768	(996)
Operating lease liabilities	(24,989)	(28,022)
Deferred revenue	(14,851)	15,503
Net cash used in operating activities	(147,108)	(158,387)
INVESTING ACTIVITIES:
Purchases of marketable securities	(249,936)	—
Proceeds from marketable securities	1,068,166	307,323
Purchases of non-marketable equity securities	—	(9,000)
Purchases of property and equipment	(30,819)	(20,458)
Net cash provided by investing activities	787,411	277,865
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	40,932	6,046
Proceeds from employee stock purchase plan	10,362	7,680
Employee taxes paid related to net share settlement of restricted stock units	(38,797)	(25,183)
Repurchase of stock	—	(45,010)
Payment of debt issuance costs	(102)	(12,289)
Proceeds from unwinding of convertible note hedges	—	5,030
Other	4,055	2,831
Net cash provided by (used in) financing activities	16,450	(60,895)
Net effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(165)	1,177
Net increase in cash, cash equivalents and restricted cash	656,588	59,760
Cash, cash equivalents and restricted cash—beginning of period	489,417	629,755
Cash, cash equivalents and restricted cash—end of period	$1,146,005	$689,515
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,026,848	$580,013
Restricted cash	119,157	109,502
Total cash, cash equivalents and restricted cash	$1,146,005	$689,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Guardant Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.Description of Business
Guardant Health, Inc., or the Company, is a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. The Company was incorporated in Delaware in December 2011 and is headquartered in Palo Alto, California. The Company provides critical insights into what drives disease through its advanced blood and tissue tests, real-world data and AI analytics, which help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer.
For early cancer detection, the Company offers the Shield blood test for colorectal cancer screening in adults age 45 and older who are at average risk for the disease. Shield is the first blood test approved by the FDA for primary colorectal cancer screening, and also the first blood test for colorectal cancer screening that meets coverage requirements by Medicare.
The Company also collaborates with biopharmaceutical companies by providing its tests and data services.
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

Restricted Cash
As of September 30, 2026 and December 31, 2025, the Company had restricted cash balance of $119.2 million and $111.2 million, of which $110.2 million and $107.7 million, respectively, were related to cash held as collateral under surety bond requirements related to the intellectual property dispute with TwinStrand Biosciences, Inc. and the University of Washington, as described in Note 9, Commitments and Contingencies - Legal Proceedings to the Company's condensed consolidated financial statements.
Non-Marketable Equity Securities
The Company acquires certain equity investments in private companies to promote business and strategic objectives. The Company's investments in non-marketable equity securities do not give the Company the ability to control or exercise significant influence over the investees. One of the investees is concluded to be a variable interest entity, or VIE, but the Company is deemed not to be the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company's non-marketable equity security investments totaled $6.5 million and $6.5 million as of September 30, 2026, and December 31, 2025, respectively, and are included in other assets, net on the accompanying condensed consolidated balance sheets.
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

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2026	December 31, 2025
	2026	2025	2026	2025

	(unaudited)				(unaudited)
Customer A	28%	29%	28%	29%	15%	23%
Customer B	*	*	*	*	*	12%
*    less than 10%
Accounts Receivable, Net
Accounts receivable represent valid claims against commercial and governmental payers, biopharmaceutical companies, research institutes, distributors, and international laboratory partners, including unbilled receivables. Unbilled receivables include balances due from biopharmaceutical customers related to service agreements that are recognized upon the achievement of performance-based milestones but prior to the achievement of contractual billing rights. As of September 30, 2026, and December 31, 2025, the Company had unbilled receivables of $6.4 million and $5.2 million, respectively.
The Company evaluates the collectability of its accounts receivable based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. The Company recorded immaterial credit losses related to its accounts receivable for the three and nine months ended September 30, 2026, and 2025.
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
Goodwill and Intangible Assets, net
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate its value may no longer be recoverable. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level. As of September 30, 2026, there has been no impairment of goodwill.
Intangible assets related to in-process research and development costs, or IPR&D, acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During this period, the intangible assets will not be amortized but will be tested for impairment on an annual basis during the fourth fiscal quarter, or if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. As of September 30, 2026, there has been no impairment of IPR&D. If and when development is complete, the associated intangible assets will be deemed finite-lived and will then be amortized based on their respective estimated useful lives at that point in time.
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
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)
	(in thousands)
Oncology	$231,264	$184,402	$655,323	$493,646
Biopharma and data	58,972	54,731	172,896	156,127
Screening	67,614	24,112	162,070	44,603
Licensing and other	3,125	1,951	7,329	6,379
Total revenue	$360,975	$265,196	$997,618	$700,755
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

Revenue related to performance obligations satisfied in prior periods
For the three and nine months ended September 30, 2026, the Company recorded $8.4 million and $37.7 million, respectively, as revenue related to performance obligations satisfied in prior periods. For the three and nine months ended September 30, 2025, the Company recorded $16.8 million and $25.9 million, respectively, as revenue related to performance obligations satisfied in prior periods.
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
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of billings in advance of revenue recognition from contracts with customers. For example, service contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent of billings prior to the Company's performance of the related services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is consequently recognized. As of September 30, 2026 and December 31, 2025, the Company's deferred revenue balance was $45.1 million and $59.7 million, respectively, of which $7.0 million and $9.0 million was considered long-term and recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets. Revenue recognized in the nine months ended September 30, 2026 that was included in the deferred revenue balance as of December 31, 2025 was $42.9 million, and revenue recognized in the nine months ended September 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $29.1 million, respectively.
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

3.     Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2026	December 31, 2025
	(unaudited)
	(in thousands)
Machinery and equipment	$165,240	$144,069
Leasehold improvements	118,958	107,696
Computer hardware	50,326	41,329
Construction in progress	30,697	41,252
Furniture and fixtures	8,514	8,464
Computer software	2,006	2,006
Property and equipment, gross	375,741	344,816
Less: accumulated depreciation	(224,267)	(198,901)
Property and equipment, net	$151,474	$145,915
Depreciation expense related to property and equipment was $9.9 million and $9.0 million for the three months ended September 30, 2026, and 2025, respectively, and $28.2 million and $28.4 million for the nine months ended September 30, 2026, and 2025, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
	(unaudited)
	(in thousands)
Operating lease liabilities	$28,801	$27,679
Other	76,134	50,210
Total accrued expenses	$104,935	$77,889
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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	September 30, 2026
	Fair Value	Level 1	Level 2	Level 3

	(unaudited)
	(in thousands)
Financial Assets:
Money market funds	$48,737	$48,737	$—	$—
Income deposit funds	110,242	—	110,242	—
Commercial paper	152,582	—	152,582	—
U.S. government debt securities	715,641	—	715,641	—
Total cash equivalents and restricted cash	$1,027,202	$48,737	$978,465	$—

Financial Liabilities:
Contingent consideration	$34,000	$—	$—	$34,000
Total	$34,000	$—	$—	$34,000

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$31,775	$31,775	$—	$—
Income deposit funds	107,709	—	107,709	—
Commercial paper	182,739	—	182,739	—
U.S. government debt securities	112,000	—	112,000	—
Total cash equivalents and restricted cash	$434,223	$31,775	$402,448	$—

Commercial paper	$647,117	$—	$647,117	$—
U.S. government debt securities	176,278	—	176,278	—
Total short-term marketable securities	$823,395	$—	$823,395	$—

Total	$1,257,618	$31,775	$1,225,843	$—

Financial Liabilities:
Contingent consideration	$34,000	$—	$—	$34,000
Total	$34,000	$—	$—	$34,000
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

Acquisition-related contingent consideration is measured at fair value on a quarterly basis and changes in estimated contingent consideration to be paid are included in general and administrative expense on the condensed consolidated statements of operations. The fair value of acquisition-related contingent consideration is estimated using a multiple-outcome discounted cash flow valuation technique. Contingent consideration is classified within Level 3 of the fair value hierarchy, as it is based on a probability that includes significant unobservable inputs. The significant unobservable inputs include a probability-weighted estimate of achievement of certain commercialization and regulatory milestones, and discount rate to present value the expected payments. A significant change in any of these input factors in isolation could have a material impact to fair value measurement. As of September 30, 2026 and December 31, 2025, the Company's acquisition-related contingent consideration liabilities were $34.0 million and $34.0 million, respectively, included in other long-term liabilities on the Company's condensed consolidated balance sheets.
The following table summarizes the activities for the Level 3 financial instruments:

	Contingent Consideration
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)
	(in thousands)
Fair value — beginning of period	$35,000	$4,770	$34,000	$6,050
Change in fair value	(1,000)	115	—	835
Settlement	—	(2,000)	—	(4,000)
Fair value — end of period	$34,000	$2,885	$34,000	$2,885
The Company considers the fair value of the Convertible Notes as of September 30, 2026, and December 31, 2025, to be a Level 2 measurement. The fair value of the Convertible Notes is primarily affected by the trading price of the Company's common stock and market interest rates. As such, the carrying value of the Convertible Notes does not reflect the market rate. See Note 7, Debt, for additional information related to the fair values of the Convertible Notes.
The following tables summarize the Company’s cash equivalents, restricted cash and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(unaudited)
	(in thousands)
Money market funds	$48,737	$—	$—	$48,737
Income deposit funds	110,242	—	—	110,242
Commercial paper	152,586	—	(4)	152,582
U.S. government debt securities	715,664	—	(23)	715,641
Total	$1,027,229	$—	$(27)	$1,027,202

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market funds	$31,775	$—	$—	$31,775
Income deposit funds	107,709	—	—	107,709
Commercial paper	829,896	—	(40)	829,856
U.S. government debt securities	288,148	130	—	288,278
Total	$1,257,528	$130	$(40)	$1,257,618

None of the Company’s marketable securities had been in a continuous unrealized loss position for more than one year as of September 30, 2026 and December 31, 2025. There have been no material realized gains or losses, and no recognition of credit losses on marketable securities for the periods presented.
6.    Intangible Assets, Net and Goodwill
The following table presents details of purchased intangible assets as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(unaudited)
	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(7,729)	$4,157	4.1
Non-compete agreements and other covenant rights	5,100	(5,100)	—	0.0
Total intangible assets subject to amortization	$16,986	$(12,829)	$4,157
Intangible assets not subject to amortization:
IPR&D	$20,831	$—	$20,831
Goodwill	77,257	—	77,257
Total intangible assets not subject to amortization	$98,088	$—	$98,088

Total purchased intangible assets	$115,074	$(12,829)	$102,245

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted-Average Useful Life

	(in thousands)			(in years)
Intangible assets subject to amortization:
Acquired license	$11,886	$(6,901)	$4,985	4.8
Non-compete agreements and other covenant rights	5,100	(4,995)	105	0.3
Total intangible assets subject to amortization	$16,986	$(11,896)	$5,090
Intangible assets not subject to amortization:
IPR&D	$20,831	$—	$20,831
Goodwill	77,257	—	77,257
Total intangible assets not subject to amortization	$98,088	$—	$98,088

Total purchased intangible assets	$115,074	$(11,896)	$103,178
Amortization of finite-lived intangible assets was $0.3 million and $0.4 million for the three months ended September 30, 2026, and 2025, respectively, and $0.9 million and $1.3 million for the nine months ended September 30, 2026, and 2025, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets, net as of September 30, 2026:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2026	$279
2027	1,107
2028	1,109
2029	765
2030	600
2031 and thereafter	297
Total	$4,157
7.     Debt
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
During the three months ended September 30, 2026, the conditional conversion feature of the 2031 Notes and the 2033 Notes was triggered as the last reported sale price of the Company's common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter and therefore the 2031 Notes and the 2033 Notes became convertible, in whole or in part, at the option of the holders from October 1, 2026 through December 31, 2026. Whether the 2031 Notes and the 2033 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of October 30, 2026, the Company had not received any conversion notices. Since the Company has the election of settling conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the 2031 Notes and the 2033 Notes as long-term liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2026.
In addition, since the 2027 Notes were not convertible as of September 30, 2026 and December 31, 2025, the net carrying amounts of the Convertible Notes were classified as long-term liabilities on the Company's condensed consolidated balance sheet.

The following table sets forth the net carrying amounts of the Company's Convertible Notes as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(unaudited)
	(in thousands)
2027 Notes
Outstanding principal amount	$490,660	$490,660
Less: unamortized debt issuance costs	(1,247)	(2,076)
Net carrying amount	$489,413	$488,584

2031 Notes
Outstanding principal amount	$600,000	$600,000
Add: unamortized debt premium	30,522	35,652
Less: unamortized debt issuance costs	(9,081)	(10,575)
Net carrying amount	$621,441	$625,077

2033 Notes
Outstanding principal amount	$402,500	$402,500
Less: unamortized debt issuance costs	(10,941)	(12,161)
Net carrying amount	$391,559	$390,339

Total net carrying amount	$1,502,413	$1,504,000
As of September 30, 2026 and December 31, 2025, the total estimated fair value of the 2027 Notes was $671.1 million and $524.2 million, respectively; the total estimated fair value of the 2031 Notes was $1.8 billion and $1.1 billion, respectively; and the total estimated fair value of the 2033 Notes was $657.2 million and $439.9 million, respectively. The fair values were determined based on the closing trading price per $100 of the respective Notes as of the last day of trading for the period.
The following table sets forth interest expenses recognized and effective interest rates represented related to the Company's Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Coupon interest expense	$1,875	$1,875	$5,625	$4,708
Amortization of debt premium	(1,713)	(1,700)	(5,130)	(4,225)
Amortization of debt issuance costs	1,183	768	3,543	2,234
Total interest expense recognized	$1,345	$943	$4,038	$2,717

Effective interest rate:
2027 Notes	0.2%	0.2%	0.2%	0.2%
2031 Notes	0.4%	0.4%	0.4%	0.4%
2033 Notes	0.4%	*	0.4%	*
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
8.     Leases
The Company has entered into various operating lease agreements for office space, data center, lab and warehouse use, with remaining terms ranging from 0.2 to 6.8 years, some of which include one or more options to renew. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew the lease, as such, the Company does not include renewal options in its lease terms for calculating its lease liability, as the renewal options allow it to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options at the time of the lease commencement.
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
Operating lease expense was $8.4 million and $8.6 million for the three months ended September 30, 2026, and 2025, respectively, and $25.5 million and $25.0 million for the nine months ended September 30, 2026, and 2025, respectively, which includes both lease and non-lease components (primarily common area maintenance charges and property taxes).

	September 30, 2026	December 31, 2025
	(unaudited)
Weighted-average remaining lease term (in years)	6.0	6.7
Weighted-average discount rate	4.5%	4.5%

The following table summarizes the Company's future principal contractual obligations for operating lease commitments as of September 30, 2026:

Year Ending December 31,
(unaudited)
(in thousands)
Remainder of 2026	$9,217
2027	35,872
2028	35,664
2029	34,554
2030	34,809
2031 and thereafter	64,148
Total operating lease payments	214,264
Less: imputed interest	(25,243)
Total operating lease liabilities	$189,021
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
On June 16, 2026, the United States Patent and Trademark Office, or USPTO, issued a final office action in the ongoing ex parte reexamination of the ’631 Patent, rejecting all claims of the ’631 Patent as invalid in view of several prior art references. On January 23, 2026, the U.S. Court of Appeals for the Federal Circuit held that the USPTO erred when it required the Company to show in an invalidity proceeding for the ’127 Patent a motivation to combine and a reasonable expectation of success with regard to a combination of prior art references. The Federal Circuit remanded the case to the USPTO for further proceedings. On October 14, 2026, on remand, the USPTO Patent Trial and Appeal Board, or PTAB, ruled that the claims of the ’127 Patent were not shown to be invalid despite the prior art. On November 4, 2026, the USPTO issued a notice withdrawing the reexamination of the ’631 Patent. The Company strongly disagrees with the USPTO’s rulings and will vigorously contest the PTAB ruling through appeal to the Federal Circuit.
The Company recorded a liability of $83.4 million as of December 31, 2023, which was reflected as a charge to other operating expense on its consolidated statements of operations, and as a component of other long-term liabilities on its consolidated balance sheets for the year ended December 31, 2023. To date, the Company has not made any payments related to the judgment or royalties. The Company reassessed its liability as of June 30, 2026 and concluded no adjustment was necessary. Furthermore, in light of the ongoing proceedings at the USPTO and pending appeals at the Federal Circuit, and the Company’s intent to contest the jury verdict and certain of the District Court’s rulings, the Company estimates a range of possible loss through September 30, 2026 to be between zero and $270 million.
On June 11, 2024, the Company filed a patent infringement suit against Tempus AI, Inc., or Tempus, in the United States District Court for the District of Delaware alleging that Tempus infringes U.S. Patent Nos. 11,149,306; 9,902,992; 10,501,810; 10,793,916; and 11,643,693. The Company is seeking an injunction to stop Tempus’ infringement and compensatory damages. The case is Guardant Health, Inc. v. Tempus AI, Inc., Case No. 1:24-cv-00687. On October 21, 2024, Tempus moved to dismiss the Company’s suit alleging that some of the asserted patents were invalid, but the Court denied the motion. The Court also entered a scheduling order with a trial set for February 2028. On March 14, 2025, Tempus filed a patent infringement lawsuit in the United States District Court for the Southern District of California, alleging that the Company infringes U.S. Patent Nos. 10,957,041; 10,991,097; 11,640,859; and 12,112,839. The patents are generally directed at bioinformatic analysis technology. In May 2025, the court granted the Company’s motion to transfer the case to the Northern District of California. On January 21, 2026, the court granted the Company’s motion to dismiss Tempus patent infringement lawsuit with prejudice all of the claims in the four asserted Tempus patents because they are directed at patent-ineligible subject matter. On February 9, 2026, the court entered final judgment in the Company’s favor and Tempus did not appeal.
On March 6, 2025, Cold Spring Harbor Laboratory, or CSHL, filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging that Copy Number Variation, or CNV, calling in Guardant360 infringes U.S. Patent Nos. 10,947,589 & 12,234,510. The patents are generally directed at gene sequencing and analysis technology. Discovery is ongoing, with a Markman hearing held on April 2, 2026. Trial is scheduled in April 2027. The Company maintains that CSHL’s allegations are without merit. In October 2026, CSHL and the Company have agreed to resolve the matter and are in the process of finalizing an agreement. Related to this agreement, the Company recorded a charge in its consolidated statement of operations for the three and nine months ended September 30, 2026, in accordance with ASC 450-20, Loss Contingencies, which was immaterial to its consolidated financial statements.

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
On January 13, 2025, Tempus sent the Company a letter alleging that the Company made certain false or misleading statements in its advertising related to Guardant360 and Tempus’ xF+ assay. The Company strongly disagrees with Tempus’ allegations and responded to each allegation. On January 17, 2025, the Company filed a declaratory judgment action against Tempus in the United States District Court for the District of Delaware, seeking to show that Tempus’ allegations are without merit. On March 17, 2025, Tempus responded to the Company’s complaint and filed false advertising counterclaims. On June 16, 2026, the Company filed an amended complaint against Tempus alleging Tempus falsely represented numerous aspects of its validation studies. Discovery is ongoing and a trial has been set for July 2028.
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
10.    Common Stock
The Company’s common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, or the Board of Directors. As of September 30, 2026, and December 31, 2025, no dividends on the Company's common stock had been declared by the Board of Directors.

The Company’s common stock has been reserved for the following potential future issuances:

	September 30, 2026	December 31, 2025
	(unaudited)
Shares underlying outstanding stock options	3,278,687	4,548,494
Shares underlying unvested restricted stock units	5,003,792	6,315,213
Shares underlying unvested performance-based restricted stock units	1,586,392	1,280,838
Shares available for issuance under the 2018 Incentive Award Plan	11,940,028	9,811,870
Shares available for issuance under the 2018 Employee Stock Purchase Plan	3,813,528	2,833,178
Shares available for issuance under the 2023 Employment Inducement Incentive Award Plan	3,247,612	3,369,319
Total	28,870,039	28,158,912
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
At-The-Market Offering Program
In August 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having aggregate gross proceeds of up to $400.0 million through the Agent, subject to the terms and conditions of the Sales Agreement. As of September 30, 2026, no shares of the Company's common stock have been sold under the Sales Agreement.

11.    Stock-Based Compensation
Stock Option Activity
A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(unaudited)
					(in thousands)
Balance as of January 1, 2026	13,181,189	4,548,494	$34.83	6.4	$310,466
2018 Plan annual increase(1)	3,689,000	—
Granted	(4,965)	4,965	94.42
Exercised	—	(1,198,834)	34.14
Canceled	75,938	(75,938)	35.34
Restricted stock units granted	(1,808,914)	—	—
Restricted stock units canceled	555,794	—	—
Performance-based restricted stock units granted	(598,353)	—	—
Performance-based restricted stock units adjusted for performance achievement	(61,706)	—	—
Performance-based restricted stock units canceled	159,657	—	—
Balance as of September 30, 2026	15,187,640	3,278,687	$35.15	5.8	$469,529
Vested and Exercisable as of September 30, 2026		2,570,387	$34.86	5.1	$368,839
(1)Effective as of January 1, 2026, an additional 3,689,000 shares of common stock became available for issuance under the 2018 Plan, as a result of the operation of the automatic annual increase provision therein.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $45.3 million and $3.1 million for the three months ended September 30, 2026, and 2025, respectively, and $125.8 million and $5.5 million for the nine months ended September 30, 2026, and 2025, respectively.
No options were granted during the three months ended September 30, 2026. The weighted-average grant date fair value of options granted was $28.36 per share for the three months ended September 30, 2025. The weighted-average grant date fair value of options granted was $57.40 and $27.54 per share for the nine months ended September 30, 2026, and 2025, respectively.
Future stock-based compensation for unvested options as of September 30, 2026 was $14.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units and related information is as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2026	6,315,213	$36.56
Granted	1,808,914	91.51
Vested and released	(2,564,541)	36.03
Canceled	(555,794)	43.82
Balance as of September 30, 2026	5,003,792	$55.88
Future stock-based compensation for unvested restricted stock units as of September 30, 2026 was $219.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.
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
A summary of the Company’s PSU activity and related information is as follows:

	Performance-based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

	(unaudited)
Balance as of January 1, 2026	1,280,838	$27.38
Granted	598,353	104.44
Adjusted for performance achievement	61,706	35.40
Vested and released	(194,848)	33.81
Canceled	(159,657)	41.05
Balance as of September 30, 2026	1,586,392	$54.59

Stock-based compensation recorded for the PSUs was $18.1 million and $4.9 million for the three months ended September 30, 2026, and 2025, respectively, and $37.1 million and $12.7 million for the nine months ended September 30, 2026, and 2025, respectively. Future stock-based compensation for unvested PSUs that are probable to vest as of September 30, 2026 was $78.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.
In November 2026, the independent members of the Board of Directors of the Company approved the grant of PSU awards under the Company’s 2018 Plan to each of the Company’s founders and Co-Chief Executive Officers, Helmy Eltoukhy and AmirAli Talasaz (the “Co-CEOs”). Each Co-CEO received a grant of 465,413 PSUs at target (the “Target PSUs”). These Target PSUs will only be eligible to be earned if the Company’s total shareholder return relative to the constituents of the S&P 500 Index meets or exceeds certain performance requirements over three-year and five-year performance periods. The Company is currently evaluating the accounting for these awards and will include relevant disclosures in its Annual Report on Form 10-K for the year ended December 31, 2026.
Stock-Based Compensation Expense
The following table presents the effect of employee and non-employee related stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Cost of revenue	$3,576	$2,501	$9,907	$7,444
Research and development expense	14,948	13,478	42,134	39,788
Sales and marketing expense	16,904	11,185	46,322	32,458
General and administrative expense	27,007	15,644	69,405	43,337
Total stock-based compensation expense	$62,435	$42,808	$167,768	$123,027
Valuation of Stock Options
The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
Expected term (in years)	*	5.79 - 6.10	5.73	5.50 - 6.10
Expected volatility	*	65.4% - 65.8%	64.9%	65.4% - 67.0%
Risk-free interest rate	*	3.7% - 3.9%	3.7%	3.7% - 4.3%
Expected dividend yield	*	—%	—%	—%
*No stock options were granted during the three months ended September 30, 2026.
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
Shares of common stock purchased under the ESPP were nil for the three months ended September 30, 2026, and 2025, and 126,350 and 310,387 for the nine months ended September 30, 2026, and 2025, respectively.
The grant date fair value of the stock purchase rights granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option-pricing model. The valuation assumptions used were substantially consistent with the assumptions used to value stock options with the exception of the expected term which was based on the term of each purchase period.
No stock purchase rights were granted under the ESPP for the three months ended September 30, 2026, and 2025. The grant date fair value of the stock purchase rights granted under the ESPP for the nine months ended September 30, 2026 and 2025 was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2026	2025

	(unaudited)
Expected term (in years)	0.50	0.50
Expected volatility	48.9%	69.0%
Risk-free interest rate	3.8%	4.3%
Expected dividend yield	—%	—%
The total compensation expense related to the ESPP was $1.4 million and $1.2 million for the three months ended September 30, 2026, and 2025, respectively, and $5.0 million and $4.0 million for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, the unrecognized stock-based compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over the remaining term of the offering period of 0.1 years.

12.    Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands, except per share data)
Net loss, basic and diluted	$(124,362)	$(92,725)	$(356,579)	$(287,783)
Net loss per share, basic and diluted	$(0.93)	$(0.74)	$(2.68)	$(2.32)
Weighted-average shares used in computing net loss per share, basic and diluted	134,422	124,807	132,866	124,268
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Stock options	3,475	5,036	4,059	4,954
Restricted stock units	5,132	7,657	5,721	7,565
PSUs	1,588	1,268	1,509	1,252
ESPP obligation	90	133	95	194
Convertible senior notes	16,465	13,152	16,465	13,152
Total	26,750	27,246	27,849	27,117
13.    Income Taxes
The income tax expense for the three and nine months ended September 30, 2026, and 2025, was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against domestic net deferred tax assets.
The income tax expense for the three and nine months ended September 30, 2026, and 2025, relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
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

The following table presents a summary of the Company's segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Revenue	$360,975	$265,196	$997,618	$700,755
Less:
Cost of revenue (1)	120,780	90,872	334,194	241,353
Research and development expense (1)	84,942	75,790	242,039	223,234
Sales and marketing expense (1)	158,988	115,924	485,778	317,883
General and administrative expense (1)	43,443	37,136	115,922	102,626
Other segment items (2)	77,184	38,199	176,264	103,442
Net loss	$(124,362)	$(92,725)	$(356,579)	$(287,783)
(1)Excludes stock-based compensation and related employer payroll tax expense, contingent consideration, amortization of intangible assets, and non-recurring other operating expense.
(2)Includes stock-based compensation and related employer payroll tax expense, contingent consideration, amortization of intangible assets, non-recurring other operating expense, interest income and expense, provision for income taxes, and other income and expense.
The following table sets forth the Company’s revenue by geographic areas based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
United States	$345,357	$249,440	$948,024	$659,733
International	15,618	15,756	49,594	41,022
Total revenue	$360,975	$265,196	$997,618	$700,755
As of September 30, 2026, and December 31, 2025, 99% and 100%, respectively, of the Company’s long-lived assets and right-of-use assets are located in the United States.

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
Overview
We are a leading precision oncology company focused on guarding wellness and giving every person more time free from cancer. We are transforming patient care by providing critical insights into what drives disease through our advanced blood and tissue tests, real-world data and AI analytics. Our tests help improve outcomes across all stages of care, including screening to find cancer early, monitoring for recurrence in early-stage cancer, and treatment selection for patients with advanced cancer. For patients with advanced-stage cancer, we offer the Guardant360 Liquid test and the Guardant360 CDx test, the first comprehensive liquid biopsy test approved by the U.S. Food and Drug Administration, or the FDA, to provide tumor mutation profiling with solid tumors and to be used as a companion diagnostic in connection with non-small cell lung cancer, or NSCLC, colorectal cancer and breast cancer. In addition, in the second quarter of 2026, we received FDA approval of our Guardant360 Liquid CDx test, advancing blood-based comprehensive genomic testing by the integration of genomic and epigenomic insights. We also offer the Guardant360 Tissue test for advanced-stage cancer and the Guardant Reveal test to detect residual and recurring disease in early-stage colorectal, breast and lung cancer patients. We have also expanded the Guardant Reveal test to include late-stage therapy response monitoring for patients with solid tumors. Our product portfolio is powered by our Smart Platform, which utilizes proprietary assay designs, chemistries and advanced algorithms along with our InfinityAI learning engine to unlock unique biological insights from genomics, epigenomics, transcriptomics in order to drive clinical actionability.
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
In March 2021, the Centers for Medicare and Medicaid Services, or CMS, approved advanced diagnostic laboratory test, or ADLT, status to our Guardant360 CDx test, based on which Medicare paid us at the lowest available commercial rate per test, from April 1, 2021 to December 31, 2021. Effective January 1, 2022, Medicare started to reimburse Guardant360 CDx services at the median rate of claims paid by commercial payers. In March 2022, Palmetto GBA, the Medicare administrative contractor for MolDX, conveyed coverage for our Guardant360 Tissue test under the existing local coverage determination. The policy covers our Guardant360 Tissue test for Medicare fee-for-service patients with advanced solid tumor cancers. In July 2022, Palmetto GBA conveyed coverage for our Guardant Reveal test for fee-for-service Medicare patients in the United States with stage II or III colorectal cancer whose testing is initiated within three months following curative intent therapy, with an effective date of December 2021. Effective January 1, 2024, Medicare has increased the reimbursement rate for our Guardant360 Liquid test to the same rate as our Guardant360 CDx test. In January 2025, Palmetto GBA granted coverage for our Guardant Reveal test to monitor disease recurrence in patients with colorectal cancer in the surveillance setting following curative intent therapy. This represents an expansion from the prior Medicare coverage of our Guardant Reveal test for colorectal cancer in the early post-surgical setting only. In May 2025, the coverage for our upgraded Guardant360 Tissue test was expanded by Medicare to include both DNA and RNA testing. In the second quarter of 2026, following the FDA approval, our Guardant360 Liquid CDx test met the coverage requirements by Medicare based on the criteria established in its National Coverage Determination for molecular diagnostic tests, and subsequently we submitted the ADLT application to the CMS.

In August 2024, following the FDA approval, our Shield blood test met the coverage requirements by Medicare based on the criteria established in its National Coverage Determination for blood-based colorectal cancer screening tests. The test is covered once every three years for eligible Medicare beneficiaries. In March 2025, CMS approved ADLT status for our Shield blood test for colorectal cancer screening, which initiated a specific, market-based approach to pricing the test for Medicare patients. In March 2025, our Shield blood test received coverage for patients receiving community care authorized by the U.S. Department of Veterans Affairs, or VA, as an in-network benefit, with no copay for average-risk individuals who are age 45 or older. Following Medicare coverage for our Shield blood test in August 2024, the VA network coverage is the first for individuals between the ages of 45 and 64. In July 2026, UnitedHealth Group updated its policy to provide coverage of our Shield blood test for eligible members with an effective date of August 1, 2026, making it the first major commercial insurer to provide coverage for adults age 45 or older at average risk of colorectal cancer. In addition, we have received coverage for our Shield blood test from other commercial payers.
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
Screening. Screening revenue includes amounts derived from the delivery of our Shield screening tests. In August 2024, following the FDA approval, our Shield screening test met the coverage requirements by Medicare, and we submit claims to Medicare for reimbursement for our Shield screening tests performed for qualifying patients. We also submit claims to private payers for reimbursement for qualifying patients covered under Medicare Advantage program. In addition, our Shield blood test has received coverage for patients receiving community care authorized by the U.S. Department of Veterans Affairs with no copay for average-risk individuals ages 45 and older, coverage from UnitedHealth Group for eligible members age 45 and older at average risk of colorectal cancer, and coverage from other commercial payers.
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

Results of operations
The following tables set forth the significant components of our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Revenue	$360,975	$265,196	$997,618	$700,755
Costs and operating expenses:
Cost of revenue(1)	124,822	93,587	345,690	249,515
Research and development expense(1)	100,838	89,957	288,409	265,927
Sales and marketing expense(1)	177,218	127,375	536,304	351,279
General and administrative expense(1)	90,862	53,266	210,448	150,477
Total costs and operating expenses	493,740	364,185	1,380,851	1,017,198
Loss from operations	(132,765)	(98,989)	(383,233)	(316,443)
Interest income	9,749	7,391	31,099	24,063
Interest expense	(1,345)	(943)	(4,038)	(2,717)
Other income (expense), net	342	(48)	493	7,778
Loss before provision for income taxes	(124,019)	(92,589)	(355,679)	(287,319)
Provision for income taxes	343	136	900	464
Net loss	$(124,362)	$(92,725)	$(356,579)	$(287,783)
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Cost of revenue	$3,576	$2,501	$9,907	$7,444
Research and development expense	14,948	13,478	42,134	39,788
Sales and marketing expense	16,904	11,185	46,322	32,458
General and administrative expense	27,007	15,644	69,405	43,337
Total stock-based compensation expense	$62,435	$42,808	$167,768	$123,027
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Oncology	$231,264	$184,402	$46,862	25%
Biopharma and data	58,972	54,731	4,241	8%
Screening	67,614	24,112	43,502	180%
Licensing and other	3,125	1,951	1,174	60%
Total revenue	$360,975	$265,196	$95,779	36%
Total revenue was $361.0 million for the three months ended September 30, 2026, compared to $265.2 million for the three months ended September 30, 2025, an increase of $95.8 million, or 36%.

Oncology revenue was $231.3 million for the three months ended September 30, 2026, compared to $184.4 million for the three months ended September 30, 2025, an increase of $46.9 million, or 25%. This increase was driven primarily by an increase in oncology test volume to approximately 117,000 for the three months ended September 30, 2026 from approximately 74,000 for the three months ended September 30, 2025.
Biopharma and data revenue was $59.0 million for the three months ended September 30, 2026, compared to $54.7 million for the three months ended September 30, 2025, an increase of $4.2 million, or 8%. This increase was driven primarily by an increase in volume of our GuardantINFINITY test.
Screening revenue was $67.6 million for the three months ended September 30, 2026, compared to $24.1 million for the three months ended September 30, 2025, an increase of $43.5 million, or 180%. The increase was driven primarily by an increase in our Shield screening test volume to approximately 83,000 for the three months ended September 30, 2026 from approximately 24,000 for the three months ended September 30, 2025.
Cost of Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Cost of revenue	$124,822	$93,587	$31,235	33%
Cost of revenue was $124.8 million for the three months ended September 30, 2026, compared to $93.6 million for the three months ended September 30, 2025, an increase of $31.2 million, or 33%. This increase in cost of revenue was driven primarily by an increase in sample volume, partially offset by reduced cost per sample of our oncology tests and Shield screening test.
Operating Expenses
Research and development expense

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Research and development expense	$100,838	$89,957	$10,881	12%
Research and development expenses were $100.8 million for the three months ended September 30, 2026, compared to $90.0 million for the three months ended September 30, 2025, an increase of $10.9 million, or 12%. This increase was related to continued investment in the development of our technologies and products.
Sales and marketing expense

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Sales and marketing expense	$177,218	$127,375	$49,843	39%
Sales and marketing expenses were $177.2 million for the three months ended September 30, 2026, compared to $127.4 million for the three months ended September 30, 2025, an increase of $49.8 million, or 39%. This increase was related to commercial infrastructure expansion and marketing activities to support our Shield and oncology growth, primarily resulting in an increase of $23.9 million in personnel costs, and an increase of $17.3 million in marketing costs.

General and administrative expense

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
General and administrative expense	$90,862	$53,266	$37,596	71%
General and administrative expenses were $90.9 million for the three months ended September 30, 2026, compared to $53.3 million for the three months ended September 30, 2025, an increase of $37.6 million, or 71%, primarily driven by a net increase of $22.6 million in legal expenses, and an increase of $11.4 million in stock-based compensation.
Interest income

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest income	$9,749	$7,391	$2,358	32%
Interest income was $9.7 million for the three months ended September 30, 2026, compared to $7.4 million for the three months ended September 30, 2025, an increase of $2.4 million, or 32%. This increase was primarily due to increased average investment balances, partially offset by lower available market rates of return on our investment portfolio.
Interest expense

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest expense	$(1,345)	$(943)	$(402)	43%
Interest expense was primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes for the three months ended September 30, 2026, and 2025.
Other income (expense), net

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$342	$(48)	$390	*
*Not meaningful
Other income (expense), net was immaterial for the three months ended September 30, 2026 and 2025.
Provision for income taxes

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$343	$136	$207	152%
Provision for income taxes was immaterial for the three months ended September 30, 2026, and 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Oncology	$655,323	$493,646	$161,677	33%
Biopharma and data	172,896	156,127	16,769	11%
Screening	162,070	44,603	117,467	263%
Licensing and other	7,329	6,379	950	15%
Total revenue	$997,618	$700,755	$296,863	42%
Total revenue was $997.6 million for the nine months ended September 30, 2026, compared to $700.8 million for the nine months ended September 30, 2025, an increase of $296.9 million, or 42%.
Oncology revenue was $655.3 million for the nine months ended September 30, 2026, compared to $493.6 million for the nine months ended September 30, 2025, an increase of $161.7 million, or 33%. This increase was driven primarily by an increase in oncology test volume to approximately 307,000 for the nine months ended September 30, 2026 from approximately 197,000 for the nine months ended September 30, 2025.
Biopharma and data revenue was $172.9 million for the nine months ended September 30, 2026, compared to $156.1 million for the nine months ended September 30, 2025, an increase of $16.8 million, or 11%. This increase was driven primarily by the achievement of certain milestones within our companion diagnostic development and regulatory approval service agreements.
Screening revenue was $162.1 million for the nine months ended September 30, 2026, compared to $44.6 million for the nine months ended September 30, 2025, an increase of $117.5 million, or 263%. The increase was driven primarily by an increase in our Shield screening test volume to approximately 193,000 for the nine months ended September 30, 2026 from approximately 49,000 for the nine months ended September 30, 2025, and an increase in reimbursement for our Shield screening test.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(dollars in thousands)
Cost of revenue	$345,690	$249,515	$96,175	39%
Cost of revenue was $345.7 million for the nine months ended September 30, 2026, compared to $249.5 million for the nine months ended September 30, 2025, an increase of $96.2 million, or 39%. This increase in cost of revenue was driven primarily by an increase in sample volume, partially offset by reduced cost per sample of our oncology tests and Shield screening test.

Operating Expenses
Research and development expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Research and development	$288,409	$265,927	$22,482	8%
Research and development expenses were $288.4 million for the nine months ended September 30, 2026, compared to $265.9 million for the nine months ended September 30, 2025, an increase of $22.5 million, or 8%. This increase was related to continued investment in the development of our technologies and products, primarily resulting in an increase of $10.6 million in personnel costs.
Sales and marketing expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Sales and marketing	$536,304	$351,279	$185,025	53%
Sales and marketing expenses were $536.3 million for the nine months ended September 30, 2026, compared to $351.3 million for the nine months ended September 30, 2025, an increase of $185.0 million, or 53%. This increase was related to commercial infrastructure expansion and marketing activities to support our Shield and oncology growth, primarily resulting in an increase of $92.3 million in personnel costs, an increase of $66.4 million in marketing costs, and an increase of $13.9 million in stock-based compensation.
General and administrative expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
General and administrative	$210,448	$150,477	$59,971	40%
General and administrative expenses were $210.4 million for the nine months ended September 30, 2026, compared to $150.5 million for the nine months ended September 30, 2025, an increase of $60.0 million, or 40%, primarily driven by an increase of $26.1 million in stock-based compensation, and a net increase of $26.0 million in legal expenses.
Interest income

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest income	$31,099	$24,063	$7,036	29%
Interest income was $31.1 million for the nine months ended September 30, 2026, compared to $24.1 million for the nine months ended September 30, 2025, an increase of $7.0 million, or 29%. This increase was primarily due to increased average investment balances, partially offset by lower available market rates of return on our investment portfolio.

Interest expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Interest expense	$(4,038)	$(2,717)	$(1,321)	49%
Interest expense was primarily related to the coupon interest, amortization of debt issuance costs, net of amortization of debt premium of our convertible senior notes for the nine months ended September 30, 2026, and 2025.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Other income (expense), net	$493	$7,778	$(7,285)	(94)%
Other income (expense), net was immaterial for the nine months ended September 30, 2026. Other income (expense), net was a $7.8 million income for the nine months ended September 30, 2025, primarily attributable to a gain on extinguishment of convertible notes of $13.7 million related to the convertible notes exchange transaction completed in February 2025, partially offset by an impairment of $5.0 million recorded for one of our non-marketable equity security investments.
Provision for income taxes

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	(in thousands)
Provision for income taxes	$900	$464	$436	94%
Provision for income taxes was immaterial for the nine months ended September 30, 2026, and 2025.
Liquidity and capital resources
We have incurred losses and negative cash flows from operations since our inception, and as of September 30, 2026, we had an accumulated deficit of $3.4 billion. We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest in clinical studies and develop new products, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests are expected to continue to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.
We have funded our operations to date principally from the sales of our common stock, issuances of convertible notes and generation of our revenue. As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $1.1 billion. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to provide liquidity while ensuring capital preservation. Additionally, we have investments held primarily in commercial paper and U.S. treasury securities that can be immediately liquid.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(147,108)	$(158,387)
Net cash provided by investing activities	$787,411	$277,865
Net cash provided by (used in) financing activities	$16,450	$(60,895)
Operating activities
Cash used in operating activities during the nine months ended September 30, 2026, was $147.1 million, which resulted from a net loss of $356.6 million, and changes in our operating assets and liabilities of $16.6 million, partially offset by reconciliation adjustments of $226.0 million. Reconciliation adjustments primarily consisted of $167.8 million of stock-based compensation, $29.2 million of depreciation and amortization, $25.5 million of operating lease costs, and $13.1 million of interest income received on marketable securities, partially offset by $8.0 million of amortization of discount on marketable securities. The changes in our operating assets and liabilities were primarily the result of a $48.4 million increase in accounts receivable, net, a $25.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $14.9 million decrease in deferred revenue, and a $7.6 million increase in inventory, net, partially offset by a $77.8 million increase in accounts payable and accrued liabilities.
Cash used in operating activities during the nine months ended September 30, 2025, was $158.4 million, which resulted from a net loss of $287.8 million, and changes in our operating assets and liabilities of $46.7 million, partially offset by reconciliation adjustments of $176.1 million. Reconciliation adjustments primarily consisted of $123.0 million of stock-based compensation, $29.7 million of depreciation and amortization, $25.0 million of operating lease costs, $7.7 million of interest income received on marketable securities, and $5.0 million of impairment on non-marketable equity security investments, partially offset by $13.7 million of gain on extinguishment of convertible notes. The changes in our operating assets and liabilities were primarily the result of a $28.0 million payment of operating lease liabilities net of receipt of tenant improvement allowance, a $19.4 million increase in inventory, net, a $8.6 million increase in prepaid expenses and other current assets, and a $6.0 million increase in accounts receivable, net, partially offset by a $15.5 million increase in deferred revenue.
Investing activities
Cash provided by investing activities during the nine months ended September 30, 2026, was $787.4 million, which resulted primarily from proceeds from marketable securities of $1.1 billion, partially offset by purchases of marketable securities of $249.9 million, and purchases of property and equipment of $30.8 million.
Cash provided by investing activities during the nine months ended September 30, 2025, was $277.9 million, which resulted primarily from proceeds from marketable securities of $307.3 million, partially offset by purchases of property and equipment of $20.5 million, and purchases of non-marketable equity securities of $9.0 million.

Financing activities
Cash provided by financing activities during the nine months ended September 30, 2026, was $16.5 million, which was primarily attributable to proceeds from exercise of stock options of $40.9 million, and proceeds from employee stock purchase plan of $10.4 million, partially offset by employee taxes paid related to net share settlement of restricted stock units of $38.8 million.
Cash used in financing activities during the nine months ended September 30, 2025, was $60.9 million, which was primarily attributable to stock repurchase of $45.0 million, employee taxes paid related to net share settlement of restricted stock units of $25.2 million, and payment of debt issuance costs of $12.3 million, partially offset by proceeds from employee stock purchase plan of $7.7 million, proceeds from exercise of stock options of $6.0 million, and proceeds from unwinding of convertible note hedges of $5.0 million.
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
Our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three and nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those discussed previously.
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
Interest rate risk
We are exposed to market risk for changes in interest rates related primarily to our cash, investments, and indebtedness. As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $1.1 billion, held primarily in cash deposits, money market funds, commercial paper and U.S. government debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. As of September 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in an immaterial decline or increase of the fair value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency risk
The majority of our revenue is generated in the United States. Through September 30, 2026, we have generated an insignificant amount of revenue denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of September 30, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO with the participation of other members of our management, have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2026, and our Co-CEOs and our CFO have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
During the third quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors, other than the following:
Cybersecurity incidents, including attacks facilitated by artificial intelligence, as well as those of our third-party service providers, could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.
We depend on information technology systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting and our GuardantConnect software platform. Our information technology systems store a wide variety of information critical to our business, including research and development information, patient data, commercial information and business and financial information. Our information technology systems and those of our third-party service providers are vulnerable to cybersecurity incidents, including ransomware, phishing, structured query language injections, social engineering schemes, insider threats, artificial intelligence, or AI, tool supported attacks, and distributed denial-of-service attacks conducted by actors including computer attackers, foreign governments and cyber terrorists, all of which could compromise this information or disrupt our operations. The frequency, intensity, and sophistication of cybersecurity incidents have significantly increased worldwide in recent years, including as a result of the increasing sophistication in the development and use of AI tools.
AI may enable malicious actors to automate attacks, increase their speed, scale and sophistication, and exploit previously unknown or unremediated system vulnerabilities. We expect the use of AI to identify, and potentially exploit, vulnerabilities in information technology systems to become more prevalent. These developments may shorten the time between vulnerability discovery and exploitation and make attacks more difficult to detect and counteract. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
We and certain of our service providers are from time to time subject to cybersecurity incidents. For example, we recently learned of unauthorized access to our electronic ordering portal, which some physicians use to place test orders, receive and look up results, and other customer facing interfaces. We promptly initiated our cybersecurity incident response procedures to contain the activity, assess and investigate the nature and scope of the incident and implement appropriate remedial measures. While the full scope of unauthorized access remains under investigation, at this time we believe that an unauthorized party accessed certain patient records. This incident has not materially disrupted our business operations or its ability to serve patients. While we do not believe this or any other cybersecurity incident we’ve experienced is material as of the date of this Quarterly Report on Form 10-Q, future cybersecurity incidents could materially impact our ability to operate our business as well as our results of operations and financial position.
A cybersecurity incident could result in unauthorized access to, disclosure, loss or misuse of sensitive information, interruptions or delays in our services, loss of customers, reputational harm, regulatory investigations or enforcement actions, fines, penalties, litigation and other consequences. Failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from performing our comprehensive genomic analysis, preparing and providing reports to pathologists and oncologists, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Cybersecurity incidents may remain undetected for an extended period, and we can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security risks or threats in the future. As cybersecurity threats evolve, including through the use of AI tools, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, and these efforts may not be successful. Any of these consequences could adversely affect our business, results of operations and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Terilyn Monroe, Chief People Officer	Adoption	8/19/2026	11/18/2026 - 10/6/2027	Y	Indeterminable (2)
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)The 10b5-1 trading plan provides for the sale of 50% to 100% of an indeterminable number of shares of our common stock underlying certain restricted stock unit awards and performance stock unit awards that will vest during the duration of the trading arrangement.

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

GUARDANT HEALTH, INC.

Dated:	November 5, 2026	By:	/s/ Helmy Eltoukhy
		Name:	Helmy Eltoukhy
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2026	By:	/s/ AmirAli Talasaz
		Name:	AmirAli Talasaz
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2026	By:	/s/ Michael Bell
		Name:	Michael Bell
		Title:	Chief Financial Officer (Principal Financial Officer)